Form 10-K
period 2022-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2023-03-15
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022 was $400,419,710 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 28, 2023 was 7,160,567.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2023 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Peoples Financial Services Corp.

Form 10-K

For the Year Ended December 31, 2022

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

The ability of Peoples Financial Services Corp. to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes (such as the Inflation Reduction Act of 2022 and regulatory actions taken pursuant thereto) and the ability to comply with the significant laws and regulations governing the banking and financial services business, including our relationship with regulators and any actions that may be initiated by our regulators; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; political, legal, and regulatory actions and policies in response to the military conflict between Russia and Ukraine, including the effects thereof on energy markets, interest rates, commerce and banking; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors”.

These statements are not guarantees of future results or performance and involve certain risks and uncertainties. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Peoples commenced a growth strategy during the fourth quarter of 2014 with the opening of a community banking office in the Lehigh County market. During 2017, the Company added two additional branch offices, one in Allentown, Lehigh County and one in Bethlehem, Northampton County to continue its strategic expansion initiative into the Greater Lehigh Valley market. This market has a greater population than the legacy markets served, with Bethlehem being the second largest city within Lehigh County.

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

Human Capital Resource

Staffing. At December 31, 2022, our 393 full-time employees and 22 part-time employees are the keys to the success of Peoples. We are committed to attracting, retaining and promoting top quality talent regardless of race, color, religion, sex, sexual orientation, gender identity, national origin, age, disability or genetic information. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace for our employees in which they are treated with dignity, decency and respect; that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.

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

Comprehensive medical, dental, and vision benefits, as well as group life insurance, accidental death and dismemberment insurance, voluntary life insurance, and short-term and long-term disability insurance for all eligible employees

●	Employee Assistance Program
●	401(k) Profit Sharing Plan
●	Employee Stock Ownership Plan (ESOP)
●	Disaster pay
●	Paid time off (PTO), holidays and bank holidays

●	Unpaid leave of absence
●	Internal training and online development courses
●	Tuition reimbursement for eligible associates

Products and Services

Our primary commercial loan products are centered in small and medium sized businesses; various types of Commercial Real Estate Loans; Commercial and Industrial Loans; and Municipal and Non-Profit Tax Free Loans. Other lending products include one-to-four family residential mortgages, home equity loans, consumer and auto loans. We fund our loans, primarily, by offering deposits to individuals; commercial business customers; municipalities, school districts and other non-profit organizations. Our deposit products include certificates of deposit, money market accounts, savings accounts and various demand deposit accounts.

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

One-to-Four Family Residential Loans. We offer two types of residential mortgage loans: fixed-rate loans, with terms of up to 30 years, and adjustable-rate loans, with interest rates and payments that adjust annually after an initial fixed period of one, three, five, ten or fifteen years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the appropriate U.S. Treasury Security Index. Our adjustable-rate single-family residential real estate loans generally have caps on increases or floors on decreases in the interest rate at any adjustment date, and a maximum adjustment limit over the life of the loan. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity Treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation, which require borrowers to be qualified at a rate equal to 200 basis points above the discounted loan rate under certain conditions.

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

We offer home equity loans and lines of credit, typically with a maximum combined loan-to-value ratio of 90 percent. Home equity loans generally have fixed-rates of interest and are originated with terms of up to 15 years. Home equity lines of credit generally have variable rates and are indexed to the prime rate. Home equity lines of credit generally have draw periods with 20 year repayment periods.

We generally do not make high loan-to-value loans (defined as loans with a loan-to-value ratio in excess of 80 percent) without private mortgage insurance. The maximum loan-to-value ratio we generally permit is 95 percent with private mortgage insurance. We require all properties securing residential mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Commercial Real Estate Loans. We offer commercial loans secured by real estate with adjustable and fixed rates. We originate a variety of commercial real estate loans generally for terms up to 25 years and payments based on an amortization schedule of up to 25 years. These loans are typically based on either the Federal Home Loan Bank borrowing rate or our own pricing criteria and adjust every three, five, seven or ten years. Commercial real estate loans also are originated for the acquisition and development of land, including development for residential use. Conditions of acquisition and development loans originated generally limit the number of model homes and homes built on speculation, and draws are scheduled against executed agreements of sale. Commercial real estate loans for the acquisition and development of land are typically based upon the prime rate. Commercial real estate loans for developed real estate and for real estate acquisition and development are originated generally with loan-to-value ratios up to 75 percent, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65 percent.

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

Loans secured by new and used automobiles are offered, primarily indirectly through dealerships. These loans have fixed interest rates and generally have terms up to seven years. We offer automobile loans with loan-to-value ratios of up to 100 percent or more of the purchase price of the vehicle depending upon the credit history of the borrower and other factors.

Consumer loans secured by savings accounts and certificates of deposit held by us are offered based upon the deposit rates plus a margin with terms up to five years. We offer such loans up to 100 percent of the principal balance of the certificate of deposit or balance in the savings account. We also offer unsecured loans and lines of credit with terms up to five years. Our unsecured loans and lines of credit bear a substantially higher interest rate than our secured loans and lines of credit.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15 percent of the capital accounts of Peoples Bank. Capital accounts include the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. At December 31, 2022, our regulatory limit on loans to one borrower was $55.1 million.

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

Competition

We compete with commercial banks, online financial institutions, thrift institutions and credit unions, many of which are substantially larger in terms of assets and available resources. Certain of these institutions have significantly higher lending limits than we do, and may provide various services for their customers that we presently do not. In addition, we experience competition for deposits from mutual funds and security brokers, while consumer discount, mortgage and insurance companies compete for various types of loans. Credit unions, finance companies and mortgage companies enjoy certain competitive advantages over us, as they are not subject to the same regulatory restrictions and taxations as commercial banks. Principal methods of competing for bank products, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.

In our market area, we expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet/digital banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area.

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

With certain limited exceptions, we are required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5 percent of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions, any person or entity proposing to acquire control through direct or indirect ownership of 25 percent or more of our voting securities is required to give 60 days’ written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

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

Peoples Bank was “well capitalized” based on its actual capital position at December 31, 2022. However, an institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

Risk-Based Capital Requirements

The federal banking regulators have adopted certain risk-based capital guidelines to assist in assessing capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0 percent for assets with low credit risk, such as certain U.S. Treasury securities, to 150 percent for assets with relatively high credit risk, such as business loans.

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

Current rules, which implemented the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act, call for the following capital requirements:

●	A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent;
●	A minimum ratio of tier 1 capital to risk-weighted assets of 6 percent;
●	A minimum ratio of total capital to risk-weighted assets of 8 percent; and
●	A minimum leverage ratio of 4 percent.

In addition, the current rules provide for a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

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

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions including:

●	limitations on its ability to pay dividends; or
●	the issuance by the applicable regulatory authority of a capital directive to increase capital, and in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under FDICIA as applicable to undercapitalized institutions.

In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Peoples Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to Peoples.

At December 31, 2022, Peoples Bank met its capital requirements with a ratio of common equity tier 1 capital to risk-weighted assets of 12.27 percent; its ratio of tier 1 capital to risk-weighted assets of 12.27 percent; its ratio of total capital to risk-weighted assets of 13.26 percent; and its leverage ratio of 9.69 percent.

A qualifying community banking organization (defined to have, among other things, total consolidated assets of less than $10 billion) that has made an election to use the community bank leverage ratio framework will be considered to have met the minimum capital requirements, the capital ratio requirements, and any other capital or leverage requirements to which the qualifying community banking organization would be subject, if it has a leverage ratio of greater than 9 percent. As of December 31, 2022, Peoples Bank has not elected to use the community bank leverage ratio framework.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. The EGRRCPA amended certain provisions of the Dodd-Frank Act as well as statutes administered by the FRB and the FDIC. Certain provisions of the Dodd-Frank Act and changes thereto resulting from the enactment of EGRRCPA that may affect the Company and Peoples Bank are discussed below in more detail.

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

Deposit Insurance. Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250 thousand per depositor. Dodd-Frank also broadens the base for FDIC insurance assessments. Further, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts. Assessments for institutions such as Peoples Bank (assets of less than $10 billion), are based on initial assessment rates that are adjusted by combining supervisory ratings with financial ratios to determine a total assessment rate. For most institutions, assessment rates are based on weighted-average supervisory ratings of banking operation components and six financial ratios. The financial ratios are: the leverage ratio; loans past due 30-89 days/gross assets; nonperforming assets/gross assets; net loan charge-offs/gross assets; net income before taxes/risk-weighted assets; and the adjusted brokered deposit ratio. In addition, an institution's assessment rate may be lowered if the institution holds long-term unsecured debt and raised if it holds long-term unsecured debt that is issued by another depository institution.

On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. This increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches 1.35 percent by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2 percent. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2 percent, and again when it reaches 2.5 percent. Peoples Bank continues to evaluate the impact of these revised assessment rate schedules on the Bank’s FDIC insurance assessments.

Corporate Governance. Dodd-Frank requires publicly-traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders. Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets of $1.0 billion or more, regardless of whether the company is publicly traded. Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters. In 2016, the SEC and the federal banking regulators proposed rules to prohibit covered financial institutions (including bank holding companies and banks) from, among other things, establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The comment period for these proposed rules has closed and a final rule has not yet been published. However, if the rules are adopted as proposed by the federal banking regulators, they may restrict the manner in which executive compensation is structured.

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

Federal Home Loan Bank of Pittsburgh

Peoples Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”), which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, each bank must purchase and maintain stock in the FHLB.

Brokered Deposits

Section 29 of the Federal Deposit Insurance Act and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” On December 15, 2020, the FDIC issued rules to revise brokered deposit regulations in light of modern deposit-taking methods. The rules established a new framework for certain provisions of the “deposit broker” definition and amended the FDIC’s interest rate methodology calculating rates and rate caps. The rules became effective on April 1, 2021 and, to date, there has been no material impact to either the Company or Peoples Bank from the rules.

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

On November 18, 2021, the federal banking regulators issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber-incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective May 1, 2022.

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA introduces a 15% corporate alternative minimum tax (AMT) based primarily on consolidated adjusted GAAP net income with a minimum threshold of $1 billion. The corporate AMT provisions are effective for taxable years beginning after December 31, 2022. The details of the computation will be subject to regulations to be issued by the UST. Our current net income levels are well below the $1 billion threshold, but we will monitor regulatory developments and will continue to evaluate the impact, if any, of the corporate AMT.

The IRA imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year, including stock issued to employees.

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

The Company’s profitability is dependent to a large extent on its net interest income, which is the difference between the interest income paid on its loans and investments and the interest the Company pays to third parties such as its depositors, lenders and debtholders. Changes in interest rates can impact profits and the fair values of certain assets and liabilities. Models that the Company uses to forecast and plan for the impact of rising and falling interest rates may be incorrect or fail to consider the impact of competition and other conditions affecting loans and deposits.

Periods of unusually low or volatile interest rates have a material effect on the Company’s earnings. During the first quarter of 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%. During 2022, the Federal Reserve began to increase this rate and at the most recent meeting in February, the Federal Reserve voted to increase rates 25 basis points to a range between 4.50% and 4.75%.

Increases in interest rates and economic conditions affecting consumer demand for housing can have a material impact on the volume of mortgage originations and refinancings, adversely affecting the profitability of the mortgage banking business. Interest rate risk can also result from mismatches between the dollar amounts of repricing or maturing assets and liabilities and from mismatches in the timing and rates at which the assets and liabilities reprice. The Company actively monitors and manages the balances of maturing and repricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that the Company will be able to avoid material adverse effects on net interest margin in all market conditions. Rising interest rates in prior periods have increased interest expense, with a commensurate negative effect on net interest income, but may not be expected to do so in future periods. In a rising rate environment, competition for cost-effective deposits increases, making it more costly for the Company to fund loan growth. Rapid and unexpected volatility in interest rates creates additional uncertainty and potential for adverse financial effects. There can be no assurance that the Company will not be materially adversely affected by future changes in interest rates.

We are subject to credit risk in connection with our lending activities, and our financial condition and results of operations may be negatively impacted by economic conditions and other factors that adversely affect our borrowers.

Lending money is a significant part of the banking business and interest income on our loan portfolio is the principal component of our revenue. Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between 30 and 89 days delinquent on December 31, 2022 totaled $2.5 million. Our non-performing assets were approximately $4.1 million on December 31, 2022. Our allowance for loan and lease losses was approximately $27.5 million on December 31, 2022.

Our Company’s business is primarily concentrated in the Eastern Pennsylvania market area which exposes us to a risk of loss associated with the region.

At December 31, 2022, $330.7 million or 12.1 percent, of our loan portfolio consisted of residential mortgage loans and $1.7 billion or 62.6 percent, of our loan portfolio consisted of commercial real estate loans. In addition, $599.0 million or 22.0 percent of our loan portfolio consisted of taxable and non-taxable commercial loans. A majority of these loans are made to borrowers or secured by properties located in Eastern Pennsylvania. Deterioration in economic conditions in this market area, particularly in the industries on which this geographic area depend, or a general decline in economic conditions may adversely affect the quality of our loan portfolio (including the level of non-performing assets, charge offs and provision for loan losses) and demand for our products and services, and, accordingly, our results of operations. Future declines in real estate values in the region could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

We make commercial and industrial, construction, and commercial real estate loans, which present greater risks than other types of loans.

As of December 31, 2022, approximately 84.6 percent of our loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The commercial real estate market poses risks of loss to us because of the concentration of commercial real estate loans in our loan portfolio, and the lack of diversity in risk associated with such a concentration. Banking regulators have been giving and continue to give commercial real estate lending greater scrutiny, and banks with larger commercial real estate loan portfolios are expected by their regulators to implement improved underwriting, internal controls, risk management policies and portfolio stress-testing practices to manage risks associated with commercial real estate lending. Additional losses or regulatory requirements related to our commercial real estate loan concentration could materially adversely affect our business, financial condition and results of operations.

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

The Company has adopted ASU 2016-13 effective January 1, 2023. The Company has largely completed its assessment of related processes, internal controls, and data sources and has developed, documented, and validated an advanced probability of default/loss given default model utilizing a third-party software provider. Our allowance for credit losses (“ACL”) estimate uses this model and estimation techniques based on historical loss experience, current borrower characteristics, current conditions, forecasts of future economic conditions and other relevant factors. The Company will use models and other loss estimation techniques that are responsive to changes in forecasted economic conditions to interpret borrower and economic factors in order to estimate the ACL. The Company also applies qualitative factors to account for information that may not be reflected in quantitatively derived results. Qualitative factors include: changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in management; changes in the quality of the Bank’s loan review process; the existence of any concentrations of credit and other external factors to ensure the ACL reflects our expected credit losses. The Company expects its ACL estimate to be sensitive to various factors such as current economic conditions. The ACL includes off-balance sheet components such as unfunded loan commitments and loss estimates for held to maturity debt securities.

While the Company continues to analyze and evaluate the impact of the adoption of this guidance on the Company’s financial statements, based upon the Company’s fourth quarter parallel run, assessment of the composition, characteristics and credit quality of the Company’s loan and investment securities portfolio, as well as the economic conditions in effect as of the adoption date, management estimates the adoption of ASU 2016-13 will result in a decrease of approximately $2.5 - $3.0 million to the Company’s ACL. The Company estimates that the impact of adoption to retained earnings, net of tax, will be an increase of approximately $2.1 to $2.5 million.

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

At December 31, 2022, we had approximately $477.7 million of securities available-for-sale. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2022, our available-for-sale securities had an unrealized loss, net of taxes, of approximately $52.0 million. The fair value of our available-for-sale securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders’ equity.

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

We account for goodwill and other intangible assets in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually, or more frequently if market factors change, and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. At December 31, 2022, we completed a qualitative goodwill impairment test to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company is less than its carrying value, including goodwill, as described by the GAAP methodology. Based on this analysis, we concluded it is more likely than not that the fair value of the Company, as of December 31, 2022, is higher than its carrying value, and, therefore, goodwill is not considered impaired and no further testing is required. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as global pandemics or natural disasters) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Changes in U.S. or regional economic conditions could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business activities and earnings are affected by general business conditions in the United States and in the market areas the Company operates. These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and, in particular, the Company’s market area. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; global pandemics, natural disasters or acts of terrorism or outbreak of domestic or international hostilities; or a combination of these or other factors. In particular, prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer purchasing power and increase default rates on loans.

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

Although we use a variety of physical, procedural and technological safeguards to protect confidential information from mishandling, misuse or loss, these safeguards cannot provide assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. A failure in or breach of our operational or information security systems, or those of a third-party service provider, as a result of cyber-attacks or information security breaches or otherwise could have a material adverse effect on our business, damage our reputation, increase our costs and/or cause significant losses. Furthermore, because some of our employees are working remotely from their homes, there is an increased risk of disruption to our operations because our employees’ residential networks and infrastructure may not be as secure as our office environment. As information security risks and cyber threats continue to evolve, we may be required to expend substantial resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

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

We depend to a significant extent on relationships with third party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. If these third party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, credit card and debit card services, in a timely manner if they were unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us or on terms that are less favorable to us than those currently provided by our existing third party service providers, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

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

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. Since the beginning of January 2020, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. The continuing spread of COVID-19 and its variants, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a targeted spread of COVID-19 or an outbreak of an infectious disease in our market area. Although we maintain contingency plans for pandemic outbreaks, the continuing spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel necessary to conduct our business activities. Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for us. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect to our business, financial condition, and results of operations.

Although the aforementioned risks have much dissipated compared to historic periods, they have not been completely eliminated. The risk of new variants and new outbreaks overseas and at home which could impact supply chains continue to exist. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic or other highly infectious or contagious disease affects the Company’s business, operations and financial condition, as well as its regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic or infectious disease, actions taken by governmental authorities and other parties in response, the scale of distribution and public acceptance of the vaccines for COVID-19 and other diseases, and the effectiveness of such vaccines in stemming or stopping the spread.

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

Our articles of incorporation and bylaws contain certain anti-takeover provisions that may make it more difficult or expensive or may discourage a tender offer, change in control or takeover attempt that is opposed by our board of directors. In particular, the articles of incorporation and bylaws: classify our board of directors into three groups, so that shareholders elect only approximately one-third of the board each year; require our shareholders to give us advance notice to nominate candidates for election to the board of directors or to make shareholder proposals at a shareholders’ meeting; and require the affirmative vote of the holders of at least 75 percent of our common stock to approve amendments to our bylaws or to approve certain business combinations that have not received the support of two-thirds of our board of directors. These provisions of our articles of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of our shareholders may consider such proposals desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of our board of directors. Moreover, these provisions could diminish the opportunities for shareholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.

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

We are subject to changes in accounting policies or accounting standards.

From time to time, the FASB and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“U.S. GAAP”), such as the FASB, SEC, banking regulators and our outside auditors, may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in U.S. GAAP and changes in current interpretations are beyond our control, can be hard to predict and could materially impact how we report our financial results and condition. In certain cases, we could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in our restating prior period financial statements for material amounts.

The Company may be adversely affected by changes in U.S. tax laws.

Our business may be adversely affected by changes in tax laws if there are any increases in our federal income tax rates or an increase in the tax rates in states in which we operate.

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

Increased scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance (“ESG”) practices may impose additional costs on the Company or expose it to new or additional risks.

As a regulated financial institution and a publicly traded company, we face increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company's reputation, ability to do business with certain partners, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. ESG-related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

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

As of February 28, 2023 there were approximately 4,515 holders of our common stock, $2.00 par value, including individual participants in security position listings. Our common stock trades on The Nasdaq Stock Market under the symbol “PFIS.”

Peoples has paid cash dividends since its incorporation in 1986. It is the present intention of the Board of Directors to continue to pay quarterly cash dividends; however, the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our board of directors considers any declaration of dividends. The Board declared on January 27, 2023 a first quarter dividend of $0.41 per share payable March 15, 2023. For information on dividend restrictions on the Company and Peoples Bank, refer to Part I, Item 1 “Supervision and Regulation – Limitations on Dividends and Other Payments” to this report and refer to the consolidated financial statements and notes to these statements filed at Item 8 to this report and incorporated in their entirety by reference under this Item 5.

The following table presents information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the three months ended December 31, 2022:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
October 31, 2022	4,732	$47.87	276,523	275,427
November 30, 2022			276,523	275,427
December 31, 2022			276,523	275,427

On January 29, 2021, our board of directors authorized a common stock repurchase plan whereby we are authorized to repurchase up to 353,422 shares of our outstanding common stock.

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Russell 2000 Index or “Russell 2000”), and the S&P U.S. BMI Banks Index. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2017, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2017, in the common stock and the securities included in the indexes.

Comparison of Five-Year Cumulative Total Returns

Performance Graph of

PEOPLES FINANCIAL SERVICES CORP

Total Return Performance
Index Value
200
150
100
50
Peoples Financial Services Corp.
Russell 2000 Index
S&P U.S. BMI Banks Index
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Peoples Financial Services Corp.	100.00	97.41	114.77	86.88	128.75	130.64
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
S&P U.S. BMI Banks Index	100.00	83.54	114.74	100.10	136.10	112.89

Source: S&P Global Market Intelligence

©2023

The stock performance graph and related table set forth above shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Item 6.	Reserved.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis 2022 versus 2021

Management’s Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis 2021 versus 2020 contained in this Annual Report on Form 10-K.

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

We monitor the adequacy of the allowance quarterly and adjust the allowance as necessary through normal operations. This ongoing evaluation reduces potential differences between estimates and actual observed losses. The determination of the level of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, management cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, resulting in an adverse impact on operating results.

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

Operating Environment:

2022 has been centered in uncertainty around the lingering effects of COVID-19, high inflation, a tight labor market, fear of recession and the global impact of Russia’s invasion of the Ukraine. As COVID-19 restrictions began to ease and commercial and consumer activity returned to pre-pandemic levels, strong demand driven by low interest rates and government stimulus clashed with weakened supply chains and pandemic-related shortages.

Inflation increased during 2022 to levels well above the Federal Open Market Committee’s (“FOMC”) long-term desired 2 percent level for items other than food and energy and remained elevated at year-end 2022. Core inflation, as measured by the Consumer Price Index (“CPI”), excluding items known for their volatility such as food and energy, was 5.7 percent for the 12 months ending December 31, 2022. When including food and energy, CPI was 6.5 percent due primarily to higher energy costs. The Personal Consumption Expenditures Index (“PCE”), a measure of the prices that people living in the U.S. pay for goods and services, increased 5.0 percent in December compared to a year ago. Excluding food and energy, PCE increased 4.4 percent.

Concerns over the high inflation rate have resulted in central bankers in the U.S. adjusting interest rates to slow economic activity by curbing spending, hiring and investment. The FOMC has increased rates seven times through December 31, 2022 for a total of 425 basis points, 25 basis points in February 2023 and additional increases are expected through the first quarter 2023. Higher rates or maintaining rates at this elevated level may be justified beyond that by still tight labor markets, elevated wage pressures and high inflation.

We saw strong loan growth in 2022 despite these higher rates. However, we have seen lower mortgage origination and sales volume as interest rates on mortgage loans have reached 20 year highs and the housing market cools off. From a funding perspective, the competition for and subsequent costs of deposits and alternative funding sources has increased and likely will continue to increase in 2023 as the FOMC adjusts rates.

The labor market remained strong in 2022 with an unemployment rate of 3.5 percent for December. This along with reduced labor force participation has made it difficult and costly for companies to fill open positions and thus could increase our salaries and benefits expenses. The labor market remains strong going into 2023. Job growth accelerated in the beginning of 2023 as U.S. employers added 517 thousand jobs and pushed the unemployment rate to a 53-year low 3.4 percent in January despite announced corporate lay-offs. Wage growth continued to slow as average hourly earnings grew 4.4 percent in January from a year earlier, down from a revised 4.8 percent in December. Continued strength in the labor market may fuel additional interest rate increases.

Gross domestic product (“GDP”) rose at a 2.9 percent annualized pace in the fourth quarter after increasing 3.2 percent in the third quarter. This reflected increases in inventory investment and consumer spending partially offset by a decrease in housing investment.

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

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities and the FDIC. Peoples Bank’s primary product is loans to small and medium sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. Peoples Bank primarily funds its loans by offering checking accounts and money market accounts to commercial enterprises and individuals. Other deposit product offerings include certificates of deposits and various non-maturity deposit accounts.

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

Total assets, loans and deposits were $3.6 billion, $2.7 billion and $3.0 billion, respectively, at December 31, 2022. Total assets, loans and deposits grew 5.5 percent, 17.2 percent and 2.8 percent, respectively, compared to 2021 year-end balances.

The loan portfolio consisted of $2.3 billion of business loans, including commercial and commercial real estate loans, and $421.0 million in retail loans, including residential mortgage and consumer loans at December 31, 2022. Total investment securities were $569.0 million at December 31, 2022, including $477.7 million of investment securities classified as available-for sale and $91.2 million classified as held-to-maturity. Total deposits consisted of $772.8 million in noninterest-bearing deposits and $2.3 billion in interest-bearing deposits at December 31, 2022.

Stockholders’ equity equaled $315.4 million, or $44.06 per share, at December 31, 2022, and $340.1 million, or $47.44 per share, at December 31, 2021. Our equity to asset ratio was 8.9 percent and 10.1 percent at those respective period ends. Dividends declared for the 2022 amounted to $1.58 per share representing 29.9 percent of net income.

Nonperforming assets equaled $4.1 million or 0.12 percent of total assets at December 31, 2022 compared to $5.0 million or 0.15 percent at December 31, 2021. The allowance for loan losses equaled $27.5 million or 1.01 percent of loans, net, at December 31, 2022, compared to $28.4 million or 1.22 percent at year-end 2021. Loans charged-off, net of recoveries equaled $0.5 million or 0.02 percent of average loans in 2022, compared to $0.7 million or 0.03 percent of average loans in 2021.

 Investment Portfolio:

Primarily, our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements and reduce income taxes. At December 31, 2022, our portfolio included short-term U.S. Treasury and government agency securities, which provide a source of liquidity, mortgage-backed securities issued by U.S. government-sponsored agencies to provide income and intermediate-term, tax-exempt state and municipal obligations, which mitigate our tax burden.

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

The FOMC, in an attempt to curb inflation, increased the federal funds rate 425 basis points during 2022 to a targeted range of 4.25 percent to 4.50 percent. Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in the velocity and magnitude of future FOMC actions can significantly influence the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S.

Treasury security. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Treasury and government agency securities, whereas the 10-year U.S. Treasury note influences the value of tax-exempt and taxable state and municipal obligations. The yield on the 2-year U.S. Treasury increased 368 basis points in 2022, ending at 441 basis points. The yield on the 10-year U.S. Treasury increased 237 basis points in 2022, ending at 388 basis points. Since bond prices move inversely to yields, we experienced a decrease in the aggregate fair value of our investment portfolio when comparing December 31, 2022 to December 31, 2021 due to higher market rates at year end 2022.

The net unrealized holding losses included in our available-for-sale investment portfolio were $66.3 million at December 31, 2022 compared to a loss of $1.8 million at December 31, 2021. We reported net unrealized holding loss, included as a separate component of stockholders’ equity of $52.0 million, net of income taxes of $14.3 million, at December 31, 2022, and an unrealized holding loss of $1.4 million, net of income taxes of $0.4 million, at December 31, 2021. Further increases in interest rates could negatively impact the market value of our investments and our capital position. In order to monitor the potential effects a rise in interest rates could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2022, indicated that should general market rates increase immediately by 100, 200 or 300 basis points, we would anticipate declines of 4.5 percent, 8.9 percent and 13.2 percent in the market value of our available-for-sale portfolio.

Investment securities decreased $19.7 million, to $569.0 million at December 31, 2022, from $588.7 million at December 31, 2021. At December 31, 2022, the investment portfolio consisted of $477.7 million of investment securities classified as available-for-sale and $91.2 million classified as held-to-maturity. Security purchases totaled $138.7 million in 2022. Investment purchases in 2021 amounted to $358.6 million. Repayments of investment securities totaled $46.9 million in 2022 and $60.4 million in 2021.

During December of 2022, the Company sold $45.5 million of low-yielding, shorter duration U.S. Treasury securities and immediately re-deployed the proceeds by purchasing higher-yielding, longer duration mortgage-backed securities. The transaction resulted in a realized loss of $2.0 million with the expectation the loss would be earned back over the succeeding fifteen months from higher interest income. There were no sales of investments during 2021.

During February of 2023, the Company sold a pool of low-yielding tax-exempt municipal bonds and mortgage-backed securities that resulted in a realized gain of $0.1 million and utilized the proceeds to pay-down higher-costing overnight borrowings. We continually analyze the investment portfolio with respect to its exposure to various risk elements.

Residential and commercial mortgage backed securities totaled 37.5 percent of the portfolio at year-end 2022 compared to 30.8 percent at year-end 2021. Short-term bullet U.S. Treasury and U.S. government-sponsored enterprise securities comprised 34.6 percent of our total portfolio at year-end 2022 compared to 38.3 percent at the end of 2021. Tax-exempt municipal obligations decreased as a percentage of the total portfolio to 17.5 percent at year-end 2022 from 18.6 percent at the end of 2021. Taxable municipals decreased as a percentage of the total portfolio to 9.7 percent at year-end 2022 from 11.7 percent at the end of 2021.

The average life of the investment portfolio lengthened to 7.0 years at December 31, 2022 from 5.3 years at year end 2021, while the effective duration of the investment portfolio increased to 4.8 years at December 31, 2022 from 4.6 years at December 31, 2021.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2022, 2021 and 2020. For additional information related to OTTI refer to Note 3 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $648.6 million and equaled 20.1 percent of average earning assets in 2022, compared to $398.5 million and 13.9 percent of average earning assets in 2021. The tax-equivalent yield on the investment portfolio decreased 27 basis points to 1.67 percent in 2022 from 1.94 percent in 2021. The decrease in the tax-equivalent yield is due to cash flow from maturing and called bonds being reinvested at lower market rates coupled with lower yields on new purchases executed during the first three months of 2022.

At December 31, 2022 and 2021, there were no securities of any individual issuer, except for U.S. government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment debt security portfolio at December 31, 2022, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0 percent. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

					After one but		After five but
	Within one year				within five years		within ten years		After ten years				Total
(Dollars in thousands, except percents)	Amount		Yield		Amount	Yield	Amount	Yield	Amount		Yield		Amount	Yield
U.S. Treasury securities	$			%	$155,956	0.99%	$24,341	1.17%	$			%	$180,297	1.01%
U.S. government-sponsored enterprises		14,086	1.69		18	4.59	2,266	2.25					16,370	1.78
State and municipals:
Taxable		975	5.55		7,302	2.69	29,282	2.04		17,799	2.04		55,358	2.16
Tax-exempt		540	4.26		5,066	2.90	24,551	2.05		69,487	2.39		99,644	2.34
Corporate debt securities							3,626	4.19					3,626	4.19
Residential mortgage-backed securities:
U.S. government agencies		8	2.10		117	1.95				18,121	1.55		18,246	1.55
U.S. government-sponsored enterprises		95	2.21		501	2.39	4,486	3.02		178,675	2.45		183,757	2.47
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises					11,584	2.49							11,584	2.49
Total		$15,704	2.02%		$180,544	1.21%	$88,552	1.78%		$284,082	2.35%		$568,882	1.92%

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

From a lending perspective, organic loan growth, excluding PPP loans, improved during 2022 resulting from our entrance into the Greater Pittsburgh market and Central New Jersey market with experienced market lenders, coupled with increased loan demand across all our legacy markets. We participated in the CARES Act, Paycheck Protection Program (“PPP”), a $350 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation related business operating costs. During 2020, we had approved 1,450 PPP loans totaling $217.5 million. Substantially all of the loans were made to existing customers, funded under the two year PPP loan program. PPP loan forgiveness commenced during the fourth quarter of 2020 and at December 31, 2022, 13 loans totaling $11.4 million remain outstanding and are expected to be forgiven during 2023. In addition, the Company participated in the 2021 second round of PPP lending and received approval by the SBA on 1,062 applications totaling $121.6 million. At December 31, 2022, 10 loans totaling

$10.9 million remain outstanding and are expected to be forgiven in 2023. The majority of the outstanding PPP loans are to one commercial relationship.

Overall, total loans increased $400.9 million or 17.2 percent in 2022 to $2.7 billion at December 31, 2022. Excluding PPP loans, loan growth totaled $447.5 million or 19.8 percent. Business loans, including commercial loans and commercial real estate loans, were $2.3 billion or 84.6 percent of total loans at December 31, 2022, and $2.0 billion or 84.0 percent at year-end 2021. Residential mortgages and consumer loans totaled $421.0 million or 15.4 percent of total loans at year-end 2022 and $372.5 million or 16.0 percent at year-end 2021. Total loan growth, excluding PPP loans, of $447.5 million was primarily attributable to increases in our commercial real estate portfolio which grew $366.3 million in 2022 due to continued success of our strategy to expand in larger markets with strong growth potential, and strong organic growth in our legacy markets. Our expansion strategy commenced during 2014 in the Lehigh Valley with a community banking office and team of dedicated lenders and has expanded with two additional branch offices and additional teams of experienced lenders and credit professionals. Growth is also due to our presence in the Greater Delaware Valley, first by opening a branch office in King of Prussia in 2016, and during 2020 with the opening of a branch in Doylestown and recruitment of two experienced lenders. Further growth was attained by our entrance into Central Pennsylvania with a branch office in Lebanon, staffed with a team of lending professionals during the middle of 2018. Our most recent expansion during the final six months of 2021 into the Greater Pittsburgh market with a new office and team of experienced lenders and entrance into Central New Jersey with an office in Piscataway, Middlesex County, and team of experienced lenders known in the market has exceeded projections and contributed to the strong loan growth in 2022. Based on the customer service oriented philosophy of our organization along with the commitment of these employees, we continue to be well received in these new markets as we are in our existing markets.

Residential mortgage loans increased $33.1 million during 2022 as low market rates in the beginning of the year resulted in an increase of refinance and purchase activity, prior to slowing down in the second half of the year as rates rose. Consumer loans increased $15.4 million during 2022 primarily due to our indirect automobile portfolio.

Loans averaged $2.5 billion in 2022, compared to $2.2 billion in 2021. Taxable loans averaged $2.3 billion, while tax-exempt loans averaged $0.2 billion in 2022. The loan portfolio continues to play the prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 78.0 percent in 2022, an increase from 77.2 percent in 2021.

The tax-equivalent yield on our loan portfolio increased 10 basis points to 4.04 percent in 2022 from 3.94 percent in 2021 due to higher yields on new loan originations, the repricing of floating and adjustable rate loans due to the increase in market rates beginning during the second quarter of 2022. PPP loans averaged $34.6 million in 2022 and resulted in a 1 basis point increase to the overall loan yield compared to average PPP loans of $147.0 million in 2021 and a 6 basis point increase. The yield on the loan portfolio may increase as repayments on loans are replaced with new originations at current market rates and floating and adjustable rate loans continue to reprice upward.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2022, is summarized as follows:

	Within one	After one but	After five but	After
(Dollars in thousands)	year	within five years	within fifteen years	fifteen years	Total
Maturity schedule:
Commercial	$171,468	$253,345	$27,232	$147,213	$599,258
Real estate:
Commercial	280,993	878,232	488,243	62,359	1,709,827
Residential	65,893	164,504	85,595	14,736	330,728
Consumer	34,401	47,595	8,059	248	90,303
Total	$552,755	$1,343,676	$609,129	$224,556	$2,730,116

Predetermined interest rates	$277,544	$774,825	$243,096	$110,816	$1,406,281
Floating or adjustable interest rates	275,211	568,851	366,033	113,740	1,323,835
Total	$552,755	$1,343,676	$609,129	$224,556	$2,730,116

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

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Fixed-rate loans represented 51.5 percent of the loan portfolio at December 31, 2022, compared to floating or adjustable-rate loans at 48.5 percent.

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

(Dollars in thousands, except percents)	December 31, 2022	December 31, 2021
Nonaccrual loans	$2,035	$2,811
Troubled debt restructured loans (including nonaccrual TDR)	1,351	1,649
Accruing loans past due 90 days or more:	748	13
Total nonperforming loans	4,134	4,473
Foreclosed assets		488
Total nonperforming assets	$4,134	$4,961
Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$1,351	$1,649
Total TDR loans	$1,351	$1,649
Total loans held for investment	$2,730,116	$2,329,173
Allowance for loan losses	27,472	28,383
Allowance for loan losses as a percentage of loans held for investment	1.01%	1.22%
Allowance for loan losses as a percentage of nonaccrual loans	1349.98	1009.71
Nonaccrual loans as a percentage of loans held for investment	0.07	0.12
Nonperforming loans as a percentage of loans, net	0.15	0.19

We experienced improved asset quality during 2022 as evidenced by a decrease in nonperforming assets of $0.8 million or 16.7 percent when compared to year-end 2021. Additionally, our nonperforming assets as a percentage of total assets improved to 0.12 percent at December 31, 2022 from 0.15 percent at December 31, 2021, and our nonperforming loans as a percentage of loans, net improved to 0.15 percent from 0.19 percent at December 31, 2021. A reduction of $0.8 million to nonaccrual loans was the primary reason for the improvement. Loans on nonaccrual status, excluding troubled debt restructured nonaccrual loans, decreased $0.8 million and resulted in part from the sale of commercial and residential nonaccrual loans with a book value of $0.9 million. Restructured loans decreased $0.3 million when comparing December 31, 2022 and 2021, respectively, due to loan payoffs and pay downs. At December 31, 2022, there were no foreclosed properties as compared to three foreclosed properties at December 31, 2021 totaling $0.5 million. Loans past due ninety days and accruing increased $0.7 million and include five residential mortgages. For a further discussion of assets classified as nonperforming assets and potential problem loans, refer to the note entitled, “Loans, net and the allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

The following table presents average loans and loan loss experience for the years indicated.

(Dollars in thousands, except percents)	2022
	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial	$595,566	$121	0.02%
Real estate:
Commercial	1,531,383	174	0.01
Residential	315,975	27	0.01
Consumer	79,726	140	0.18
Total	$2,522,650	$462	0.02%

(Dollars in thousands, except percents)	2021
	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial	$648,192	$403	0.06%
Real estate:
Commercial	1,209,639	184	0.02
Residential	284,060	17	0.01
Consumer	78,686	107	0.14
Total	$2,220,577	$711	0.03%

(Dollars in thousands, except percents)	2020
	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial	$651,635	$2,246	0.34%
Real estate:
Commercial	1,085,237	128	0.01
Residential	294,952	190	0.06
Consumer	91,252	169	0.02
Total	$2,123,076	$2,733	0.13%

The allowance for loan losses decreased $0.9 million to $27.5 million at December 31, 2022, from $28.4 million at the end of 2021. The decrease resulted from a credit to the provision for loan losses of $0.4 million and net loans charged-off of $0.5 million. The release from the allowance for loan losses during the year ended December 31, 2022 was due to application of our allowance for loan losses methodology that included a decline in historical loss factors and overall improvement to the quality of our loan portfolio based on current conditions. The 2021 period includes the total charge-off of a fully allocated small-business line of credit originated in our Greater Delaware Valley market totaling $0.4 million.  During 2020, $0.9 million was charged-off related to small-business lines of credit originated in our Greater Delaware Valley market offset by $0.2 million of recoveries.

The allowance for loan losses, as a percentage of loans, net of unearned income, was 1.01 percent at the end of 2022, 1.22 percent at the end of 2021, respectively. Excluding PPP loans that do not carry an allowance for losses due to a 100 percent government guarantee, the ratio equaled 1.01 percent at December 31, 2022.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off decreased $0.2 million to $0.5 million in 2022 from $0.7 million in 2021. Net charge-offs, as a percentage of average loans outstanding, equaled 0.02 percent in 2022 and 0.03 percent in 2021.

The allocation of the allowance for loan losses for the past two years is summarized as follows:

	2022		2021
(Dollars in thousands, except percents)	Amount	%	Amount	%
Specific:
Commercial	$19	0.07%	$40	0.01%
Real Estate:
Commercial			109	0.12
Residential	21	0.08	26	0.06
Consumer
Total specific	40	0.15	175	0.19
Formula:
Commercial	5,593	20.36	8,413	26.31
Real Estate:
Commercial	17,915	65.20	15,819	57.56
Residential	3,051	11.11	3,183	12.72
Consumer	873	3.18	793	3.22
Total formula	27,432	99.85	28,208	99.81
Total allowance	$27,472	100.00%	$28,383	100.00%

The allowance for loan losses account decreased $0.9 million to $27.5 million at December 31, 2022, compared to $28.4 million at December 31, 2021. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 decreased $135 thousand to $40 thousand at December 31, 2022, from $175 thousand at December 31, 2021 and the portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, decreased $776 thousand to $27.4 million at December 31, 2022, from $28.2 million at December 31, 2021. The decrease in the specific portion of the allowance was a result of a decrease in measured impairment for collateral dependent loans, improved credit quality and a decrease to non-performing loans of $0.3 million. The decrease in the collectively evaluated portion was primarily the result of the roll-off of historical losses within our commercial loan portfolio, improved credit quality and a decrease of non-performing loans.

The coverage ratio, the allowance for loan losses, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 664.5 percent at December 31, 2022 and 634.5 percent at December 31, 2021. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2022.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $83.2 million or 2.8 percent to $3.0 billion at the end of 2022. The increase in deposits is due to organic growth of customer relationships throughout all our markets and inflows of municipal deposits. Total deposits include $23.1 million of brokered certificates of deposit. Noninterest-bearing deposits grew $35.0 million or 4.8 percent while interest-bearing deposits increased $48.2 million or 2.2 percent in 2022. Noninterest-bearing deposits represented 25.4 percent of total deposits while interest-bearing deposits accounted for 74.6 percent of total deposits at December 31, 2022. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 24.9 percent and 75.1 percent of total deposits at year end 2021.

With regard to noninterest-bearing deposits, personal checking accounts increased $16.9 million or 5.1 percent, while commercial checking accounts increased $18.0 million or 4.4 percent. The increase in noninterest-bearing deposits is essential in attempting to keep our overall cost of funds low given the pressure on our net interest margin from the increase in short-term market rates.

With regard to interest-bearing deposits, interest-bearing transaction accounts, which include money market accounts and NOW accounts, and savings accounts, increased $50.8 million in 2022. Commercial interest-bearing transaction accounts increased $29.4 million, while personal interest-bearing transaction accounts increased $21.4 million. Savings accounts increased $32.1 million during 2022 as customers keep a portion of their balances in safe liquid accounts. The strong growth in our non-maturity deposits was due to continuing our strategic initiative to grow our public fund deposits and continued organic growth in all our markets.

Total time deposits decreased $2.6 million to $291.9 million at December 31, 2022 from $294.5 million at December 31, 2021. The decrease was due to depositors shifting funds to more liquid accounts and the redemption of a few large municipal accounts.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

	2022		2021		2020
	Average	Average	Average	Average	Average	Average
(Dollars in thousands, except percents)	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$624,528	0.80%	$549,169	0.36%	$432,621	0.81%
NOW accounts	791,653	0.57	666,885	0.33	470,701	0.58
Savings accounts	520,770	0.10	468,851	0.08	404,628	0.12
Time deposits	290,799	0.92	301,024	0.92	355,030	1.40
Total interest-bearing	2,227,750	0.57%	1,985,929	0.37%	1,662,980	0.71%
Noninterest-bearing	753,399		684,527		555,459
Total deposits	$2,981,149		$2,670,456		$2,218,439

Total deposits averaged $3.0 billion in 2022 and $2.7 billion in 2021, increasing $310.7 million or 11.6 percent comparing 2022 to 2021. Average noninterest-bearing deposits increased $68.9 million, while average interest-bearing accounts grew $241.8 million. Average interest-bearing transaction deposits, including money market and NOW, and savings accounts, increased $252.0 million while average total time deposits decreased $10.2 million when comparing 2022 and 2021.

Our cost of interest-bearing deposits increased to 0.57 percent in 2022. Specifically, the cost of money market accounts increased 44 basis points to 0.80 percent from 0.36 percent and NOW accounts increased 24 basis points to 0.57 percent. The increases in the cost of our interest-bearing deposits is due to the FOMC rate increases as rate-sensitive customers require higher rates on their deposits along with competitive pressure for deposits. We expect our cost of funds to continue to rise in 2023 as the FOMC raises rates.

Volatile deposits, time deposits $100 or more, averaged $163.0 million in 2022, a decrease of $9.7 million or 5.6 percent from $172.7 million in 2021. Our average cost of these funds increased 6 basis points to 0.84 percent in 2022, from 0.78 percent in 2021. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

At December 31, 2022 and 2021, the Company had $1.2 billion in uninsured deposits in excess of the FDIC insurance limit of $250,000.

At December 31, 2022 and 2021, the Company had $92.7 million and $88.3 million, respectively, in time deposits in excess of $250,000 maturing as disclosed in the table below. Brokered deposits in the amount of $23.6 million at December 31, 2022 and $12.5 million at December 31, 2021 are not included in time deposits more than $250,000.

(Dollars in thousands)	2022	2021
Within three months	$13,695	$29,579
After three months but within six months	21,395	25,453
After six months but within twelve months	27,346	19,462
After twelve months	30,295	13,801
Total	$92,731	$88,295

In addition to deposit gathering, we have a secondary source of liquidity through existing credit arrangements with the FHLB-Pgh. At December 31, 2022, we had outstanding overnight borrowings at the FHLB of $100.4 million and expect utilization of the credit facility during 2023, the extent determined by deposit activity and loan growth. For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Subordinated Debt:

On June 1, 2020, the Company sold $33.0 million aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.

The 2020 Notes bear interest at a rate of 5.375 percent per year for the first five years and then float based on a benchmark rate (as defined), provided that the interest rate applicable to the outstanding principal balance during the period the 2020 Notes are floating will at no time be less the 4.75 percent.  Interest is payable semi-annually in arrears on June 1 and December 1 of each year for the first five years after issuance and will be payable quarterly in arrears thereafter on March 1, June 1, September 1, and December 1. The 2020 Notes mature on June 1, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after June 1, 2025 and prior to June 1, 2030. Additionally, if all or any portion of the 2020 Notes cease to be deemed Tier 2 Capital, the Company may redeem, in whole and not in part, at any time upon giving not less than ten days’ notice, an amount equal to one hundred percent (100 percent) of the principal amount outstanding plus accrued but unpaid interest to but excluding the date fixed for redemption.

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

Market interest rates have risen rapidly during 2022 from historic lows as the FOMC has raised the federal funds rates seven times for 425 basis points through December 31, 2022. Market expectations are that the FOMC will continue to raise rates with an additional 25 basis point increase announced February 1, 2023. It has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators.

Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. The FFIEC through its advisory guidance reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the advisory, the bank regulators believe that the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although the bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The advisory states that the adequacy and effectiveness of an institution’s IRR management process and the level of IRR exposure are critical factors in the bank regulators’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices with regard to IRR were suitable and adequate given the level of IRR exposure at December 31, 2022.

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

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
(Dollars in thousands, except ratios)	three months	twelve months	five years	five years		Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$193	$	$	$		$193
Federal funds sold
Investment securities	6,992	29,263	276,821		255,916	568,992
Total loans	630,112	343,745	1,282,365		446,422	2,702,644
Loans held for sale
Total rate-sensitive assets	$637,297	$373,008	$1,559,186		$702,338	$3,271,829
Rate-sensitive liabilities:
Money market accounts	$685,323	$	$	$		$685,323
NOW accounts	476,406				296,306	772,712
Savings accounts					523,931	523,931
Time deposits less than $100 thousand	26,420	53,444	37,330		5,374	122,568
Time deposits $100 thousand or more	27,324	89,827	50,151		1,997	169,299
Short-term borrowings	114,930					114,930
Long-term debt	555					555
Subordinated debt			33,000			33,000
Total rate-sensitive liabilities	$1,330,958	$143,271	$120,481		$827,608	$2,422,318
Rate-sensitivity gap:
Period	$(693,661)	$229,737	$1,438,705		$(125,270)	849,511
Cumulative	$(693,661)	$(463,924)	$974,781		$849,511
RSA/RSL ratio:
Period	0.48	2.60	12.94		0.85
Cumulative	0.48	0.69	1.61		1.35	1.35

At December 31, 2022, we had cumulative one-year RSA/RSL ratio of 0.69, a positive gap. At December 31, 2021, we had cumulative one-year RSA/RSL of 1.16, a positive gap. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. The overall focus of ALCO is to maintain a well-balanced IRR position in order to safeguard future earnings during historical low-rate environment and from potential risk to falling interest rates. During the first six months of 2022, ALCO took steps to reduce our positive gap position and guard against rates unchanged or down through the origination of fixed rate loans and the investment in longer term, fixed rate investment securities. However, as interest rates moved higher due to the FOMC’s attempt to curb inflation, ALCO focused on funding costs and asset yields.

ALCO will continue to focus efforts on strategies in 2023 to improve asset yields and control funding costs to mitigate expected net interest income compression in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

The change in our cumulative one-year ratio from the previous year-end resulted from a $319.6 million or 24.0 percent decrease in RSA offset by a $324.2 million or 28.2 percent increase in RSL maturing or repricing within one year. The decrease in RSA resulted primarily from a $242.4 million decrease in federal funds sold, resulting from an increase in commercial lending.

With respect to the $324.2 million increase in RSL maturing or repricing within a twelve month time horizon, non-maturity deposits increased $210.1 million due to customers seeking liquid accounts and saving at a higher percentage due to the economic uncertainty of the pandemic. In addition short-term borrowings increased $114.9 million in part to fund loan growth.

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

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2023, would decrease 2.8 percent from model results using current interest rates.

We will continue to monitor our IRR position in 2023 and anticipate employing deposit and loan pricing strategies and directing the reinvestment of loan and investment payments and prepayments in order to maintain our target IRR position.

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

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2022, our maximum borrowing capacity with the FHLB-Pgh was $1.2 billion of which $101.0 million was outstanding in borrowings and $388.8 million outstanding in the form of irrevocable standby letters of credit. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

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

To further supplement our borrowing capacity, we also maintain a borrower-in-custody of collateral arrangement at the Federal Reserve that enables us to pledge certain loans, not being used as collateral at the FHLB-Pgh, as collateral for borrowings at the Federal Reserve. At December 31, 2022 our borrowing capacity at the Federal Reserve related to this program was $232.2 million and there were no amounts outstanding.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2022. At December 31, 2022, our noncore funds consisted of time deposits in denominations of $100 thousand or more, short-term borrowings, and long-term and subordinated debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2022, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 9.6 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 8.5 percent. Comparatively, our ratios equaled negative 3.0 percent and negative 5.6 percent at the end of 2021, which indicates a significant increase in our reliance on noncore funds in 2022. Our basic liquidity surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, decreased to 6.5 percent at December 31, 2022, from 14.6 percent at December 31, 2021 as our funding of loan demand outpaced our core deposit growth. We anticipate similar circumstances in the coming year and are implementing competitive pricing strategies on deposits and are exploring alternative funding to ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents decreased $242.1 million for the year ended December 31, 2022, primarily due to loan growth outpacing deposit growth. For the year ended December 31, 2021, cash and cash equivalents increased $51.7 million.

 Operating activities provided net cash of $42.4 million in 2022 and $40.8 million in 2021. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, and the provision for loan losses, is the primary source of funds from operations.

Net cash provided by financing activities equaled $183.4 million in 2022. Net cash provided by financing activities was $451.1 million in 2021. Deposit gathering, which is our predominant financing activity, increased in both 2022 and 2021 and provided a net cash inflow in 2022 of $83.2 million and $526.3 million in 2021. Short-term borrowings increased net cash by $114.9 million in 2022 and decreased cash by $50.0 million in 2021. Inflows in 2022 were also partially offset by a $2.1 million net decrease due to payments made to our long-term debt as well as cash dividends paid of $11.3 million and the retirement of common stock of $1.3 million. In 2021, deposit gathering was partially offset by a decrease in short term borrowings of $50.0 million, a $12.1 million net decrease in long-term debt, and cash dividends paid of $10.8 million.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $467.8 million and $440.1 million in 2022 and 2021, respectively. Net cash used in lending activities was $402.7 million in 2022, an increase from $152.0 million in 2021. Activities related to our investment portfolio used net cash of $48.3 million in 2022 and used net cash of $298.2 million in 2021.

We anticipate a more challenging environment faced by financial institutions in maintaining strong liquidity positions in 2023. Our continued growth in our expansion markets coupled with our mature markets is expected to continue to produce loan demand throughout 2023. We expect to fund such demand through deposit gathering initiatives, payments and prepayments on loans and investments and advances from the FHLB. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions decline, deposit gathering may be negatively impacted. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we will have the means to provide adequate cash to fund our normal operations in 2023.

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

 Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 11.1 percent and 12.3 percent at December 31, 2022 and 2021, respectively. Our Total capital ratio was 12.1 percent and 13.6 percent at December 31, 2022 and 2021, respectively. Our and Peoples Bank’s common equity Tier I capital to risk-weighted assets ratios were 11.1 percent and 12.3 percent at December 31, 2022 and 12.3 percent and 13.8 percent at December 31, 2021. Our Leverage ratio, which equaled 9.0 percent at December 31, 2022 and 9.2 percent at December 31, 2021, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier 1 capital, Total capital and Leverage ratios of 12.2 percent, 13.3 percent and 9.7 percent at December 31, 2022, and 13.8 percent, 15.0 percent and 9.6 percent at December 31, 2021. Based on the most recent notification from the FDIC, Peoples Bank was categorized as well capitalized at December 31, 2022. There are no conditions or events since this notification that we believe have changed Peoples Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

Stockholders’ equity was $315.4 million or $44.06 per share at December 31, 2022, and $340.1 million or $47.44 per share at December 31, 2021. The $24.7 million decline in shareholders equity in 2022 was due to an increase in accumulated other comprehensive loss resulting from an increase to the unrealized loss of available for sale securities and dividends paid to shareholders, partially offset by net income.

We declared dividends of $1.58 per share in 2022, $1.50 per share in 2021, and $1.44 per share in 2020. The dividend payout ratio, dividends declared as a percent of net income, equaled 29.9 percent in 2022, 24.9 percent in 2021 and 35.8 percent in 2020. Our board of directors intends to continue paying cash dividends in the future and has declared a cash dividend in the first quarter of 2023 of $0.41 per share. Our ability to declare and pay dividends in the future is based on our operating results, financial and economic conditions, capital and growth objectives, dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Peoples Bank, for payment of dividends to stockholders. Peoples Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Since 2014, our Board of Directors has adopted various common stock repurchase plans whereby we were authorized to repurchase shares of our outstanding common stock through open market purchases. During 2022 we repurchased and retired 27,733 shares for $1.3 million under the then current plan. We purchased and retired 54,285 shares for $2.4 million during 2021 and purchased and retired 181,417 shares for $6.9 million during 2020.

Review of Financial Performance:

Net income for the twelve months ended December 31, 2022, totaled $38.1 million or $5.28 per diluted share, a 12.5 percent decrease when compared to $43.5 million or $6.02 per diluted share for the comparable period of 2021.  The decrease in earnings for 2022 is a result of lower non-interest income due to a $2.0 million pre-tax loss on the sale of available for sale securities in the current period and a pre-tax gain of $12.2 million from the sale of Visa Class B shares in 2021, combined with higher non-interest expenses. Higher net interest income and a lower provision for loan losses partially offset the declines. ROAA was 1.12 percent and ROE was 11.86 percent for the year ended December 31, 2022.

Tax-equivalent net interest income, a non-GAAP measure, was $97.7 million in 2022 and $86.1 million in 2021. Our net interest margin equaled 3.02 percent in 2022 and 2.99 percent in 2021. Noninterest income, totaled $11.9 million 2022 and $25.6 million in 2021, which included the pre-tax gain of $12.2 million from the sale of Visa Class B shares. Noninterest expense was $62.7 million for the year ended December 31, 2022 compared to $55.0 million for the year ended December 31, 2021. Our productivity is measured by the operating efficiency ratio, a non-GAAP measure, defined as noninterest expense less amortization of intangible assets divided by the total of tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 55.9 percent in 2022 and 54.7 percent in 2021.

Visa Class B Common Stock Sale:

On October 8, 2021, Peoples Bank agreed to sell 44,982 shares of the Class B common stock of Visa Inc. for a purchase price of $12.2 million. The shares had no carrying value on the Bank’s balance sheet and, as the Bank had no historical cost basis in the shares, the entire purchase was realized as a pretax gain. The transaction had a positive impact on the Bank’s regulatory capital, which is being used for capital management and to support the Company’s organic growth.

The Bank received 73,333 Class B shares of Visa Inc. as part of its membership interest in March 2008, and 28,351 shares were redeemed in connection with Visa’s initial public offering in 2008. The sale of the remaining 44,982 Class B shares settled in October, 2021 and was included in our 2021 fourth-quarter and year-end results as an after-tax gain of $9.6 million.

Non-GAAP Financial Measures:

The following are non-GAAP financial measures, which provide useful insight to the reader of the consolidated financial statements, but should be supplemental to GAAP used to prepare Peoples’ financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the fully-taxable equivalent (“FTE”) adjustment was 21 percent for 2022, 2021, and 2020.

The following table reconciles the non-GAAP financial measures of FTE net interest income for the years ended 2022, 2021 and 2020:

(Dollars in thousands)	2022	2021	2020
Interest income (GAAP)	$111,334	$94,057	$94,125
Adjustment to FTE	1,901	1,512	1,306
Interest income adjusted to FTE (non-GAAP)	113,235	95,569	95,431
Interest expense	15,585	9,422	14,324
Net interest income adjusted to FTE (non-GAAP)	$97,650	$86,147	$81,107

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains and/or losses on debt security sales and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the years ended 2022, 2021, and 2020:

(Dollars in thousands, except percents)	2022	2021	2020
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$62,677	$55,004	$54,868
Less: amortization of intangible assets expense	363	491	606
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	62,314	54,513	54,262

Net interest income (GAAP)	95,749	84,635	79,801
Plus: taxable equivalent adjustment	1,901	1,512	1,306
Noninterest income (GAAP)	11,845	25,636	16,642
Less: net (losses) gains on equity securities	(31)	2
Less: net (losses) gains on sale of available for sale securities	(1,976)		918
Less: gain on sale of Visa Class B shares		12,153
Net interest income (FTE) plus noninterest income (non-GAAP)	$111,502	$99,628	$96,831

Efficiency ratio (non-GAAP)	55.9%	54.7%	59.6%

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

Similar to all banks, we consider the maintenance of an adequate net interest margin to be of primary concern. The current economic environment has been changing rapidly for most of the current year with steadily rising interest rates. This is in contrast to prior years where impact of the pandemic and interest rates at historical lows were the predominant driving forces. In addition to market rates and competition, nonperforming asset levels are of particular concern for the banking industry and may place additional pressure on net interest margins. Nonperforming assets may change, given the uncertainty of the national and global economies, particularly the labor markets. No assurance can be given as to how general market conditions will change or how such changes will affect net interest income. We anticipate continued

margin pressure into the coming year as a result of anticipated future FOMC rate adjustments, local competition for deposits and the cost of alternative funding.

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

Net interest income changes due to rate and volume

	2022 vs 2021			2021 vs 2020
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
(Dollars in thousands)	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$13,012	$3,018	$9,994	$(1,189)	$(3,860)	$2,671
Tax-exempt	1,427	(341)	1,768	280	(830)	1,110
Investments:
Taxable	2,698	(820)	3,518	115	(1,153)	1,268
Tax-exempt	424	(197)	621	700	(407)	1,107
Interest-bearing deposits	93	95	(2)	(31)	(20)	(11)
Federal funds sold	12	440	(428)	264	21	243
Total interest income	17,666	2,195	15,471	139	(6,249)	6,388
Interest expense:
Money market accounts	3,007	2,705	302	(1,550)	(2,324)	774
NOW accounts	2,291	1,818	473	(539)	(1,439)	900
Savings accounts	114	69	45	(122)	(193)	71
Time deposits less than $100	(117)	(111)	(6)	(650)	(327)	(323)
Time deposits $100 or more	27	105	(78)	(1,568)	(1,210)	(358)
Short-term borrowings	1,025	655	370	(770)	(270)	(500)
Long-term debt	(184)	80	(264)	(442)	337	(779)
Subordinated debt				739	433	306
Total interest expense	6,163	5,321	842	(4,902)	(4,993)	91
Net interest income - non-GAAP	$11,503	$(3,126)	$14,629	$5,041	$(1,256)	$6,297

Tax-equivalent net interest income, a non-GAAP measure, was $97.7 million in 2022 and $86.1 million in 2021. Interest and net fees earned on the PPP loans totaled $1.8 million in 2022, down from $7.1 million in 2021. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $14.6 million. A rate variance resulted in a decrease in net interest income of $3.1 million as liabilities repriced quicker than assets.

Average earning assets increased $355.8 million to $3.2 billion in 2022 from $2.9 billion in 2021 and accounted for a $15.5 million increase in interest income. Average loans, net increased $302.1 million, which caused interest income to increase $11.8 million. Average taxable investments increased $224.2 million comparing 2022 and 2021, which resulted in increased interest income of $3.5 million while average tax-exempt investments increased $25.9 million, which resulted in an increase to interest income of $0.6 million.

Average interest-bearing liabilities grew $264.2 million to $2.3 billion in 2022 from $2.0 billion in 2021 resulting in a net increase in interest expense of $0.8 million. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $252.0 million, which in aggregate caused an $0.8 million increase in interest expense. Large denomination time deposits averaged $9.7 million less in 2022 and caused interest expense to decrease $78 thousand. A decrease of $0.5 million in average time deposits less than $100 thousand decreased interest expense by $6 thousand. Short-term borrowings averaged $28.7 million more and increased interest expense $370 thousand while long-term debt averaged $6.3 million less and decreased interest expense by $264 thousand comparing 2022 and 2021.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets increased 18 basis points while there was a 22 basis points increase in the cost of funds. As a result, tax-equivalent net interest income decreased $3.1 million comparing 2022 and 2021. The tax-equivalent yield on earning assets was 3.50 percent in 2022 compared to 3.32 percent in 2021 resulting in a decrease in interest income of $2.2 million. With the tax-equivalent yield on the investment portfolio decreasing 27 basis points to 1.67 percent in 2022 from 1.94 percent in 2021, interest income decreased $1.0 million. The tax-equivalent yield on the loan portfolio increased 10 basis points to 4.04 percent in 2022 from 3.94 percent in 2021 and resulted in an increase to interest income of $2.7 million.

An unfavorable rate variance was experienced in the cost of funds. We experienced increases in the rates paid on most major categories of interest-bearing liabilities. Specifically, the cost of non-maturity deposit accounts increased 25 basis points comparing 2022 and 2021. These increases resulted in an increase in interest expense of $4.6 million. With regard to time deposits, the average rate paid for time deposits less than $100 thousand decreased 8 basis points while time deposits $100 thousand or more increased 6 basis points, which together resulted in a $6 thousand decrease in interest expense. The average rate paid on short-term borrowings increased 202 basis points in 2022 when compared to 2021, causing a $655 thousand increase in interest expense. Interest expense increased $80 thousand from a 138 basis point increase in the average rate paid on long-term debt.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax-equivalent basis, a non-GAAP measure, using the prevailing federal statutory tax rate of 21.0 percent in 2022, 2021 and 2020.

 Summary of net interest income

	2022			2021
			Average			Average
	Average	Interest Income/	Interest	Average	Interest Income/	Interest
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,306,455	$95,505	4.14%	$2,063,168	$82,493	4.00%
Tax-exempt	216,195	6,436	2.98	157,409	5,009	3.18
Total Loans	2,522,650	101,941	4.04	2,220,577	87,502	3.94
Investments:
Taxable	537,566	8,236	1.53	313,319	5,538	1.77
Tax-exempt	111,083	2,615	2.35	85,200	2,191	2.57
Total Investments	648,649	10,851	1.67	398,519	7,729	1.94
Interest-bearing deposits	8,536	101	1.17	11,123	8	0.07
Federal funds sold	53,056	342	0.65	246,891	330	0.13
Total interest earning assets	3,232,891	$113,235	3.50%	2,877,110	$95,569	3.32%
Less: allowance for loan losses	29,298			27,209
Other assets	210,392			227,293
Total assets	$3,413,985			$3,077,194
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$624,528	$4,967	0.80%	$549,169	$1,960	0.36%
NOW accounts	791,653	4,493	0.57	666,885	2,202	0.33
Savings accounts	520,770	496	0.10	468,851	382	0.08
Time deposits less than $100	127,801	1,299	1.02	128,313	1,416	1.10
Time deposits $100 or more	162,998	1,377	0.84	172,711	1,350	0.78
Total interest-bearing deposits	2,227,750	12,632	0.57	1,985,929	7,310	0.37
Short-term borrowings	42,680	1,103	2.58	13,973	78	0.56
Long-term debt	1,634	76	4.65	7,948	260	3.27
Subordinated debt	33,000	1,774	5.38	33,000	1,774	5.38
Total borrowings	77,314	2,953	3.82	54,921	2,112	3.85
Total interest-bearing liabilities	2,305,064	$15,585	0.68%	2,040,850	$9,422	0.46%
Noninterest-bearing deposits	753,399			684,527
Other liabilities	34,517			25,704
Stockholders’ equity	321,005			326,113
Total liabilities and stockholders’ equity	$3,413,985			$3,077,194
Net interest income/spread (non-GAAP)		$97,650	2.82%		$86,147	2.86%
Net interest margin			3.02%			2.99%
Tax-equivalent adjustments:
Loans		$1,352			$1,052
Investments		549			460
Total adjustments		$1,901			$1,512

Note: Average balances were calculated using average daily balances. Interest income on loans includes fees of $1.9 million in 2022, $6.0 million in 2021 and $3.8 million in 2020. The decrease in 2022 is primarily due to net fees from PPP loans.

	2020
			Average
	Average	Interest Income/	Interest
(Dollars in thousands, except percents)	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,998,178	$83,683	4.19%
Tax-exempt	124,898	4,729	3.79
Total Loans	2,123,076	88,412	4.16
Investments:
Taxable	248,059	5,423	2.19
Tax-exempt	44,607	1,491	3.34
Total Investments	292,666	6,914	2.36
Interest-bearing deposits	17,288	39	0.23
Federal funds sold	62,072	66	0.11
Total interest earning assets	2,495,102	$95,431	3.82%
Less: allowance for loan losses	25,848
Other assets	227,695
Total assets	$2,696,949
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$432,621	$3,510	0.81%
NOW accounts	470,701	2,741	0.58
Savings accounts	404,628	504	0.12
Time deposits less than $100	154,772	2,066	1.33
Time deposits $100 or more	200,258	2,918	1.46
Total Interest-bearing deposits	1,662,980	11,739	0.71
Short-term borrowings	83,716	848	1.01
Long-term debt	38,560	702	1.82
Subordinated debt	19,295	1,035	5.36
Total Borrowings	141,571	2,585	0.79
Total interest-bearing liabilities	1,804,551	$14,324	0.79%
Noninterest-bearing deposits	555,459
Other liabilities	27,389
Stockholders’ equity	309,550
Total liabilities and stockholders’ equity	$2,696,949
Net interest income/spread		$81,107	3.03%
Net interest margin (non-GAAP)			3.25%
Tax-equivalent adjustments:
Loans		$993
Investments		313
Total adjustments		$1,306

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, the volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. For the twelve month period ending December 31, 2022, $449 thousand was released from the allowance for loan losses compared to a provision of $1.8 million in 2021. The release in 2022 was due to the overall improvement of credit quality of the loan portfolio based on current conditions, combined with a decline in historical loss factors utilized for our loan loss methodology as of December 31, 2022. The provision in the twelve month period ended December 31, 2021 was reflective of our allowance for loan losses methodology and evaluation of qualitative factors that existed during that time. Based on our most recent evaluation at December 31, 2022, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio as of such date.

Noninterest Income:

Our noninterest income for 2022 was $11.8 million compared with $25.6 million for the year ago period, a decrease of $13.8 million. The decrease was primarily due to a loss of $2.0 million on the sale of investment securities in the current year and a $12.2 million gain the sale of the Visa Class B shares in 2021. Excluding these events, noninterest income increased $338 thousand or 2.5 percent. Service charges, fees and commissions increased $907 thousand, due in part to the reversal of an accrual of a $335 thousand bank owned life insurance benefit in the year ago period, higher consumer and commercial deposit service charges and higher revenue related to debit card activity. The increases were partially offset by a decrease of $464 thousand in mortgage banking income on lower sales volume due to higher market rates.

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

(Dollars in thousands)	2022	2021	2020
Salaries and employee benefits expense:
Salaries and payroll taxes	$29,308	$25,176	$24,912
Employee benefits	4,245	4,560	5,223
Salaries and employee benefits expense	33,553	29,736	30,135
Occupancy and equipment expenses:
Occupancy expense	10,839	8,212	6,775
Equipment expense	5,739	4,636	6,065
Occupancy and equipment expenses	16,578	12,848	12,840
Other expenses:
Professional fees and outside services	2,715	2,137	2,091
Other taxes	1,559	1,336	990
Donations	1,381	1,435	1,357
FDIC insurance and assessments	1,300	1,117	873
Advertising	943	575	463
Stationery and supplies	431	910	697
Amortization of intangible assets	363	491	606
Net (gain) on sale of other real estate owned	(478)	(210)
Other	4,332	4,629	4,816
Other expenses	12,546	12,420	11,893
Total noninterest expense	$62,677	$55,004	$54,868

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 53.5 percent of the total noninterest expense. Salaries and employee benefits expense increased $3.8 million or 12.8 percent to $33.6 million in 2022 from $29.7 million in 2021. Salaries and payroll taxes increased $4.1 million or 16.4 percent and employee benefits expense decreased $315 thousand or 6.9 percent. The higher salary expense in 2022 was due to annual merit increases, our investment into our newest expansion markets which operated for an entire twelve month period, additional hires to support our growth and lower deferred loan origination costs, which are initially not expensed but rather deferred and amortized over the life of the loan. Employee benefits expense was lower due to lower health insurance costs and lower pension expense.

Occupancy and equipment expense increased $3.7 million or 29.0 percent to $16.6 million in 2022 from $12.8 million in 2021. Occupancy expenses increased $2.6 million or 32.0 percent to $10.8 million in 2022 from $8.2 million in 2021 as a result of entrance into the Piscataway, New Jersey and Pittsburgh, Pennsylvania markets. Equipment related expense increased $1.1 million or 23.8 percent to $5.7 million in 2022 from $4.6 million in 2021, due to information technology investments related to mobile/digital banking solutions implemented during the second half of 2021.

Other expenses, which consist of FDIC insurance and assessments, professional fees and outside services, other taxes, stationary and supplies, advertising, amortization of intangible assets and all other expenses were relatively flat at $12.5 million in 2022 and $12.4 million in 2021. A gain of $478 thousand on the sale of properties held as other real estate was offset by an increase in professional services costs of $578 thousand. Stationary and supply costs decreased $479 thousand partially due to our digital banking initiatives.  Peoples anticipates that its FDIC insurance and assessment expense will increase approximately $0.7 million in 2023 as a result of the FDIC’s announced assessment rate increases.

Income Taxes:

Our income tax expense was $7.3 million and our effective tax rate was 16.0 percent for the year ended December 31, 2022, a decrease from income tax expense of $10.0 million and an effective tax rate of 18.7 percent for the year ended December 31, 2021. The decrease in 2022 was primarily due to lower pretax income due in part to a $12.2 million pre-tax Visa Class B shares gain in 2021, combined with a $621 deferred tax adjustment. We also utilize loans and investments of tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. The tax benefit of tax-exempt income was 3.3 percent of pre-tax income in 2022 as compared to a 2.3 percent benefit in 2021.

The effective tax rate in 2022 and 2021 was also influenced by the recognition of investment tax credits related to our limited partnership investments in elderly and low- to- moderate-income residential housing programs which allow us to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $911 thousand in 2022 and $1.1 million in 2021. We anticipate investment tax credits from these investments to be $755 thousand in 2023. Over the next two years, we will recognize aggregate tax credits from our investments in these projects of approximately $1.4 million.

Management’s Discussion and Analysis 2021 versus 2020

Operating Environment:

Market yields rose rapidly to start 2022, despite signs that the economy stuttered amid the COVID-19 Omicron outbreak, as inflation pressures remained firm and amid a number of Federal Open Market Committee (“FOMC”) members’ commentary. Minutes from the Federal Reserve Board’s late-December meeting indicated officials believed Omicron would temporarily impact the economy but would not change the overall trajectory of the recovery. Those minutes also showed officials believed that the labor market would continue its rapid progress towards full employment, with inflation already at its highest levels in decades. The hiring in December’s nonfarm payroll report disappointed expectations but the data provided support for the Federal Reserve Board’s analysis that the labor market is becoming increasingly tight. Participation was flat at 61.9%, 1.5% points below its pre-pandemic level, while unemployment dropped much further than expected from 4.2% to 3.9%, 0.1% below the Federal Reserve Board’s estimate of full employment. Adding to evidence of a tight labor market, average hourly earnings rose firmly again and were 4.7% higher than a year ago.

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

As expected, the Federal Reserve Board's January Statement strongly signaled that a March 2022 rate increase was a near certainty. Chair Powell acknowledged that no final decisions on the pace of tightening had been made. However, he read a scripted response several times to emphasize that those differences between today’s economy and the economy during the last cycle, when the Federal Reserve Board raised rates at every other meeting, “are likely to have important implications for the appropriate pace of policy adjustments.” Yields soared and the curve flattened. Fed funds futures priced in four hikes in 2022 with a chance of a fifth.

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

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2021 and 2020, are summarized as follows:

	2021	2020
United States	5.4%	8.1%
New York	7.2	10.1
Pennsylvania	6.1	9.1
Broome County	5.5	8.7
Allegheny County	5.9	9.0
Bucks County	5.1	8.3
Lackawanna County	6.6	9.6
Lebanon County	5.3	8.0
Lehigh County	6.6	9.6
Luzerne County	7.9	10.9
Monroe County	7.5	11.6
Montgomery County	4.8	7.7
Northampton County	5.8	9.0
Schuylkill County	6.5	9.2
Susquehanna County	5.2	7.4
Wayne County	6.3	9.2
Wyoming County	6.1	8.4

Review of Financial Position:

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

Loan Portfolio:

Overall, total loans increased $151.2 million or 6.9 percent in 2021 to $2.3 billion at December 31, 2021. Excluding PPP loans, loan growth totaled $272.0 million or 13.7 percent. Business loans, including commercial loans and commercial real estate loans, were $2.0 billion or 84.0 percent of total loans at December 31, 2021, and $1.8 billion or 83.4 percent at year-end 2020. Residential mortgages and consumer loans totaled $372.5 million or 16.0 percent of total loans at year-end 2021 and $360.7 million or 16.6 percent at year-end 2020. Total loan growth, excluding PPP loans, of $272.0 million was primarily attributable to increases in our commercial real estate portfolio which grew $205.5 million in 2021 due to continued success of our strategy to expand in larger markets with strong growth potential, and strong organic growth in our legacy markets. Our expansion strategy commenced during 2014 in the Lehigh Valley with a community banking office and team of dedicated lenders and has expanded with two additional branch offices and additional teams of experienced lenders and credit professionals. Growth is also due to our presence in the Greater Delaware Valley, first by opening a branch office in King of Prussia in 2016, and during 2020 with the opening of a branch in Doylestown and recruitment of two experienced lenders. Further growth was attained by our entrance into Central Pennsylvania with a branch office in Lebanon, staffed with a team of lending professionals during the middle of 2018. Additionally, our continued expansion during the final six months of 2021 into the Greater Pittsburgh market with a new office and team of experienced lenders and entrance into Central New Jersey with an office in Piscataway, Middlesex County, and team of experienced lenders known in the market, contributed to the strong loan growth, especially during the latter half of 2021. Based on the customer service oriented philosophy of our organization along with the commitment of these employees, we continue to be well received in these new markets as we are in our existing markets.

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

The allowance for loan losses account increased $1.1 million to $28.4 million at December 31, 2021, compared to $27.3 million at December 31, 2020. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 decreased $1.0 million to $0.2 million at December 31, 2021, from $1.2 million at December 31, 2020 and the portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $2.1 million to $28.2 million at December 31, 2021, from $26.1 million at December 31, 2020. The decrease in the specific portion of the allowance was a result of a decrease in measured impairment for collateral dependent loans, improved credit quality and a decrease to non-performing loans of $5.4 million. The increase in the collectively evaluated portion was primarily the result of a significant increase in volume, improved credit quality and a decrease of $5.4 million of non-performing loans.

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

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $526.3 million or 21.6 percent to $3.0 billion at the end of 2021. The increase in deposits is due to organic growth of customer relationships throughout all our markets, inflows of municipal deposits and additional deposits by our commercial and retail customers in excess of historic levels, in part to government stimulus. Total deposits include $12.5 million of brokered certificates of deposit. Noninterest-bearing deposits grew $115.3 million or 18.5 percent while interest-bearing deposits increased $411.0 million or 22.6 percent in 2021. Noninterest-bearing deposits represented 24.9 percent of total deposits while interest-

bearing deposits accounted for 75.1 percent of total deposits at December 31, 2021. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 34.4 percent and 74.5 percent of total deposits at year end 2020. With regard to noninterest-bearing deposits, personal checking accounts increased $54.5 million or 19.9 percent, while commercial checking accounts increased $60.7 million or 17.4 percent. The increase in noninterest-bearing deposits is essential in attempting to keep our overall cost of funds low given the pressure on our net interest margin from the decrease in short-term market rates.

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

Review of Financial Performance:

Net income for the twelve months ended December 31, 2021, totaled $43.5 million or $6.02 per diluted share, a 50.5 percent increase when compared to $29.4 million or $4.00 per diluted share for the comparable period of 2020.  The increase in earnings for 2021 is the product of the previously disclosed $9.6 after-tax gain on the sale of our Visa Class B shares, a decrease to our provision for loan losses of $5.6 million, primarily due to an adjustment in the year ago period to the economic qualitative factors included in our allowance for loan losses methodology relating to the impact of COVID-19, and an increase to pre-provision net interest income of $4.8 million due primarily from lower deposit costs.  Partially offsetting the increase were a higher income tax provision of $5.2 million. Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.41 percent and 13.34 percent for the year ended December 31, 2021. ROAA was 1.09 percent and ROAE was 9.48 percent for the year ended December 31, 2020.

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

Net Interest Income:

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

Noninterest Income:

Our noninterest income for 2021 was $25.6 million compared with $16.6 million for the year ago period, an increase of $9.0 million.  Excluding the sale of the Visa Class B shares, noninterest income decreased $3.2 million or 19.0 percent due in part to lower revenue generated from commercial loan interest rate swap transactions of $1.6 million as the number of transactions decreased due to unfavorable market rates. Mortgage banking revenue decreased $0.6 million in 2022 from lower volumes of mortgages sold into the secondary market.  The year ago period included a net gain of $0.9 million from the sale of available-for-sale securities.  Service charges, fees, commissions and other are lower in 2021 by $0.6 million due to a bank owned life insurance benefit of $0.6 million accrued in the year ago period and a lower Federal Home Loan Bank dividend, partially offset by an increase to our debit card interchange revenue.  Wealth management revenue increased $0.3 million in 2021 due to a higher number of transactions and commissions while fees on fiduciary activities increased $0.1 million due primarily to market appreciation.

Noninterest Expense:

Noninterest expense was $55.0 million for the year ended December 31, 2021 compared to $54.9 million for the year ended December 31, 2020.

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

Income Taxes:

Our income tax expense was $10.0 million and our effective tax rate was 18.7 percent for the year ended December 31, 2021, an increase from income tax expense of $4.8 million and an effective tax rate of 14.1 percent for the year ended December 31, 2020. The increases in 2021 were due to higher pre-tax income of $19.3 million, in part due to the sale of our Visa Class B shares, the inclusion of a $0.6 million deferred tax adjustment related to prior periods and the Company’s frozen pension plan and $0.5 million for New Jersey income tax related to our opening a branch office in New Jersey. We utilize loans and investments of tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. The tax benefit of tax-exempt income was 2.3 percent of pre-tax income in 2021 as compared to a 3.0 percent benefit in 2020.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of December 31, 2022 and December 31, 2021, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Model results at December 31, 2022 indicated a higher starting level of net interest income (“NII”) compared to the December 31, 2021 model as balance sheet growth, a shift in balance sheet mix and higher assumed market rates led to an increase to the balance sheet spread of 22 basis points. Our current model indicates the net interest margin may compress as funding sources recycle into higher assumed replacement rates due to the FOMC's actions to increase the federal funds rate 425 basis points in 2022. Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments over the next eighteen to twenty-four month period with a benefit emerging to rising rate environments thereafter as asset yields re-price higher. This position at December 31, 2022 is less asset-sensitive than the simulation at December 31, 2021 indicated due to the addition of fixed rate assets which will not reprice higher as quickly as deposit and borrowing costs.

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

During 2022, the FOMC has increased the federal funds target rate in part to mitigate high inflation. Through December 31, 2022, there have been seven rate increases, totaling 425 basis points. Although we have realized higher rates on our existing adjustable rate loans and new originations, our average funding costs are increasing at a faster pace as rate-sensitive customers are seeking higher returns. We expect our funding costs to continue to increase in the near-term due to expectations the FOMC will continue to increase the targeted federal funds rate which may negatively impact our net interest income.

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at December 31, 2022, based on our simulation model, is summarized as follows:

	December 31, 2022
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(11.7)	(20.0)	(3.2)	(40.0)
+300	(8.9)	(20.0)	(1.7)	(30.0)
+200	(6.2)	(10.0)	(0.7)	(20.0)
+100	(2.8)	(10.0)	0.8	(10.0)
Static
-100	1.2	(10.0)	(4.3)	(10.0)
-200	1.0	(10.0)	(12.6)	(20.0)
-300	(0.3)	(20.0)	(24.9)	(30.0)
-400	(3.6)	(20.0)	(49.3)	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2022, would decrease 2.8 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of this Annual Report, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 7A by reference.

The Company has certain loans and derivative instruments whose interest rate is indexed to the London Inter Bank Offered Rate (“LIBOR”). The LIBOR index will be discontinued for U.S. Dollar settings effective June 30, 2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC proposed that the transition to SOFR from USD-LIBOR take place by the end of 2021. On March 15, 2022, the Adjustable Interest Rate Act (the LIBOR Act) was signed into law and includes establishing a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined replacement benchmark rate. The LIBOR Act also directs the FRB to issue regulations to implement the legislation addressed by this Act.

The Company has USD-LIBOR exposure in various agreements, including variable rate loans and derivatives. The Company created an internal transition team that is managing the transition away from USD-LIBOR. This transition team is a cross-functional team composed of representatives from the commercial and retail banking lines of business, as well as representatives from credit, risk, loan operations, legal, and finance. The transition team determined that the primary indices to be utilized for loans will be prime rate and Term SOFR-based.

The Company has begun transitioning LIBOR-indexed loans to alternative indexes, including prime rate and Term SOFR, and adjusting the spread to maintain the overall yield.  The Company transitioned the LIBOR-indexed derivatives to the replacement benchmark rate included in the contracts’ fallback language. For all existing LIBOR-based loans and derivatives, remediation efforts are scheduled to be completed by June 30, 2023.

Item 8.Financial Statement and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Peoples Financial Services Corp. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive (loss) income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter Description

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

Allentown, Pennsylvania

March 15, 2023

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2022	2021
Assets:
Cash and cash equivalents
Cash and due from banks	$37,675	$30,415
Interest-bearing deposits in other banks	193	7,093
Federal funds sold		242,425
Total cash and cash equivalents	37,868	279,933

Investment securities:
Available-for-sale	477,703	517,321
Equity investments carried at fair value	110	140
Held-to-maturity: Fair value December 31, 2022, $76,563; December 31, 2021, $70,446	91,179	71,213
Total investment securities	568,992	588,674
Loans	2,730,116	2,329,173
Less: allowance for loan losses	27,472	28,383
Net loans	2,702,644	2,300,790
Loans held for sale		408
Goodwill	63,370	63,370
Premises and equipment, net	55,667	51,502
Bank owned life insurance	48,344	42,754
Deferred tax assets	18,739	5,355
Accrued interest receivable	11,715	8,528
Intangible assets, net	105	468
Other assets	46,071	27,701
Total assets	$3,553,515	$3,369,483

Liabilities:
Deposits:
Noninterest-bearing	$772,765	$737,756
Interest-bearing	2,273,833	2,225,641
Total deposits	3,046,598	2,963,397
Short-term borrowings	114,930
Long-term debt	555	2,711
Subordinated debentures	33,000	33,000
Accrued interest payable	903	408
Other liabilities	42,179	29,841
Total liabilities	3,238,165	3,029,357

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,158,017 shares at December 31, 2022 and 7,169,372 shares at December 31, 2021	14,321	14,341
Capital surplus	126,850	127,549
Retained earnings	230,515	203,750
Accumulated other comprehensive loss	(56,336)	(5,514)
Total stockholders’ equity	315,350	340,126
Total liabilities and stockholders’ equity	$3,553,515	$3,369,483

See notes to consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands, except per share data)

Year Ended December 31	2022	2021	2020
Interest income:
Interest and fees on loans:
Taxable	$95,505	$82,493	$83,683
Tax-exempt	5,084	3,957	3,736
Interest and dividends on investment securities:
Taxable	8,234	5,464	5,334
Tax-exempt	2,066	1,731	1,178
Dividends	2	74	97
Interest on interest-bearing deposits in other banks	101	8	31
Interest on federal funds sold	342	330	66
Total interest income	111,334	94,057	94,125

Interest expense:
Interest on deposits	12,632	7,310	11,739
Interest on short-term borrowings	1,103	78	848
Interest on long-term debt	76	260	702
Interest on subordinated debt	1,774	1,774	1,035
Total interest expense	15,585	9,422	14,324
Net interest income	95,749	84,635	79,801
(Credit) provision for loan losses	(449)	1,750	7,400
Net interest income after provision (credit) for loan losses	96,198	82,885	72,401

Noninterest income:
Service charges, fees, commissions and other	7,076	6,169	6,809
Merchant services income	964	879	824
Commission and fees on fiduciary activities	2,229	2,273	2,125
Wealth management income	1,430	1,537	1,282
Mortgage banking income	511	975	1,595
Increase in cash surrender value of life insurance	1,020	889	774
Interest rate swap revenue	622	759	2,321
Net (losses) gains on equity investment securities	(31)	2	(6)
Net (losses) gains on sale of investment securities available for sale	(1,976)		918
Gain on sale of Visa Class B shares		12,153
Total noninterest income	11,845	25,636	16,642

Salaries and employee benefits expense	33,553	29,736	30,135
Net occupancy and equipment expense	16,578	12,848	12,840
Amortization of intangible assets	363	491	606
Net gain on sale of other real estate owned	(478)	(210)
Professional fees and outside services	2,715	2,137	2,091
FDIC insurance and assessments	1,300	1,117	873
Donations	1,381	1,435	1,357
Other expenses	7,265	7,450	6,966
Total noninterest expense	62,677	55,004	54,868
Income before income taxes	45,366	53,517	34,175
Provision for income tax expense	7,276	9,998	4,821
Net income	38,090	43,519	29,354

Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available-for-sale	(66,435)	(11,487)	8,779
Reclassification adjustment for net loss (gain) on sales included in net income	1,976		(918)
Change in benefit plan liabilities	370	2,109	(1,398)
Change in derivative fair value	(728)	(322)	315
Other comprehensive (loss) income	(64,817)	(9,700)	6,778
Income tax (benefit) expense related to other comprehensive (loss) income	(13,995)	(2,037)	1,424
Other comprehensive (loss) income, net of income tax (benefit) expense	(50,822)	(7,663)	5,354
Comprehensive (loss) income	$(12,732)	$35,856	$34,708

Per share data:
Net income:
Basic	$5.31	$6.05	$4.02
Diluted	$5.28	$6.02	$4.00
Average common shares outstanding:
Basic	7,168,092	7,196,160	7,304,956
Diluted	7,211,643	7,235,303	7,337,843
Dividends declared	$1.58	$1.50	$1.44

See notes to consolidated financial statements

 Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
For the Three Years Ended December 31, 2022	Stock	Surplus	Earnings	(Loss) Income	Total
Balance, January 1, 2020	$14,777	$135,251	$152,187	$(3,205)	$299,010
Net income			29,354		29,354
Other comprehensive income, net of income taxes				5,354	5,354
Dividends declared: $1.44 per share			(10,518)		(10,518)
Stock based compensation		570			570
Restricted stock issued: 8,506 shares, (unearned income $520k)	17	(17)
Share retirement: 181,417 shares	(363)	(6,530)			(6,893)
Balance, December 31, 2020	14,431	129,274	171,023	2,149	316,877
Net income			43,519		43,519
Other comprehensive loss, net of income tax benefit				(7,663)	(7,663)
Dividends declared: $1.50 per share			(10,792)		(10,792)
Stock based compensation		546			546
Restricted stock issued: 9,192 shares, (unearned income $182k)	18	(18)
Share retirement: 54,285 shares	(108)	(2,253)			(2,361)
Balance, December 31, 2021	14,341	127,549	203,750	(5,514)	340,126
Net income			38,090		38,090
Other comprehensive loss, net of income tax benefit				(50,822)	(50,822)
Dividends declared: $1.58 per share			(11,325)		(11,325)
Stock based compensation		534			534
Restricted stock issued: 16,403 shares (unearned income $210k)	32	(32)
Share retirement: 27,733 shares	(52)	(1,201)			(1,253)
Balance, December 31, 2022	$14,321	$126,850	$230,515	$(56,336)	$315,350

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2022	2021	2020
Cash flows from operating activities:
Net income	$38,090	$43,519	$29,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	3,088	2,702	2,900
Amortization of right-of-use lease asset	583	449	744
Amortization (accretion) of deferred loan fees, net	1,294	(491)	(2,236)
Amortization of intangibles	363	491	606
Amortization of low income housing partnerships	454	427	569
(Credit) provision for loan losses	(449)	1,750	7,400
Net unrealized loss (gain) on equity investment securities	31	(2)	35
Gain on sale of Visa Class B shares		(12,153)
Net (gain) loss on sale of other real estate owned	(478)	(126)	39
Net gain on sale of equity securities			(29)
Loans originated for sale	(12,200)	(24,387)	(43,780)
Proceeds from sale of loans originated for sale	12,655	25,147	44,832
Net gain on sale of loans originated for sale	(47)	(331)	(903)
Net amortization of investment securities	1,488	1,317	1,084
Net loss (gain) on sale of investment securities available-for-sale	1,976		(918)
Gain on sale of premises and equipment	(175)	(50)
Increase in cash surrender value of life insurance	(1,020)	(889)	(774)
Deferred income tax expense	611	450	(1,779)
Stock based compensation	534	546	570
Net change in:
Accrued interest receivable	(3,187)	(273)	(1,274)
Other assets	(1,701)	1,128	(12,268)
Accrued interest payable	495	(328)	(541)
Other liabilities	(48)	1,875	13,549
Net cash provided by operating activities	42,357	40,771	37,180
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	43,503		65,120
Proceeds from repayments of investment securities:
Available-for-sale	41,191	57,513	84,622
Held-to-maturity	5,745	2,886	427
Proceeds from sale of Visa Class B shares		12,153
Purchases of investment securities:
Available-for-sale	(112,838)	(291,658)	(107,196)
Held-to-maturity	(25,872)	(66,943)
Net (purchase) redemption of restricted equity securities	(5,585)	1,352	4,804
Net increase in loans	(402,699)	(151,955)	(241,307)
Investment in bank owned life insurance	(5,881)		(6,500)
Purchases of premises and equipment	(7,831)	(4,885)	(2,292)
Proceeds from the sale of premises and equipment	170	58	435
Proceeds from bank owned life insurance	1,312	451
Proceeds from sale of other real estate owned	966	925	647
Net cash used in investing activities	(467,819)	(440,103)	(201,240)
Cash flows from financing activities:
Net increase in deposits	83,201	526,284	465,624
Proceeds from Paycheck Protection Program Liquidity Facility			103,650
Repayment of Paycheck Protection Program Liquidity Facility			(103,650)
Proceeds from subordinated debentures			33,000
Repayment of long-term debt	(2,156)	(12,058)	(17,964)
Net increase (decrease) in short-term borrowings	114,930	(50,000)	(102,150)
Retirement of common stock	(1,253)	(2,361)	(6,893)
Cash dividends paid	(11,325)	(10,792)	(10,518)
Net cash provided by financing activities	183,397	451,073	361,099
Net (decrease) increase in cash and cash equivalents	(242,065)	51,741	197,039
Cash and cash equivalents at beginning of period	279,933	228,192	31,153
Cash and cash equivalents at end of period	$37,868	$279,933	$228,192

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2022		2021	2020
Supplemental disclosures:
Cash paid during the period for:
Interest		$15,090	$9,750	$14,865
Income taxes		10,000	6,740	6,250
Noncash items:
Transfers of loans to other real estate	$		$544	$1,163
Origination of mortgage servicing rights			247	318
Initial recognition of right-of-use assets			2,731	899
Initial recognition of lease liability			2,731	899

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Nature of operations:

The accompanying Consolidated Financial Statements include the accounts of Peoples Financial Services Corp. (the “Parent Company”) and its wholly-owned subsidiary, Peoples Security Bank and Trust Company ( “Peoples Bank” or when consolidated with the Parent Company, the “Company” or “Peoples”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2022, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of deferred tax assets, the valuation of derivative instruments and impairment of goodwill. Actual results could differ from those estimates.

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

Transfers of Financial Assets:

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

The Company makes commercial loans for real estate development and other business purposes to its customers. The Company’s credit policies establish advance rates against the different forms of collateral that can be pledged against various commercial loans. Typically, the majority of loans will be underwritten to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. Generally, assets financed through commercial loans are used for the operations of the business. Repayment for these types of loans generally comes from the cash flow of the business or the ongoing conversion of assets. Commercial real estate loans include construction, mini-perm, or longer term loans financing commercial properties. Repayment of these loans is generally dependent upon either the ongoing business cash flow from an owner occupied property or the lease/rental income or sale of a non-owner occupied property. Commercial real estate loans typically require a loan to value of not greater than 80 percent and vary in terms. In addition, the payment expectations on loans secured by income-producing properties typically depend on the successful operations of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

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

The allowance for loan losses is maintained at a level believed to be adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet date. This consists of a specific allowance for impaired loans individually evaluated and a portion for loss contingencies on those loans collectively evaluated.

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

The collectively evaluated portion of the allowance for loan losses relates to large pools of smaller-balance homogeneous loans and those identified loans considered not individually impaired having similar characteristics as these loan pools. Loss contingencies for each of the major loan pools are determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using a loss migration method plus qualitative factors, which adjusts the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience.

The historical loss factor for each pool is a weighted average of the Company’s historical net charge-off ratio for the most recent rolling twelve quarters. Management adjusts these historical loss factors by qualitative factors that represents a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans, including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect of external factors such as competition, pandemics and legal and regulatory requirements on the level of estimated credit losses in the current loan portfolio. Each environmental risk factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Qualitative loss factors are based on specific quantitative and qualitative criteria that are used to assess the level of loss exposure arising from key sources of risk within the loan portfolio segments.

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses inherent in the loan portfolio as of December 31, 2022.

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

Goodwill and other intangible assets are tested for impairment annually at December 31st or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment may have occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the consolidated statements of income and comprehensive income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in each of the three-years ended December 31, 2022.

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

Income taxes:

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2022.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various state jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2019.

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

	2022		2021		2020
(Dollars in thousands, except percents)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$38,090	$38,090	$43,519	$43,519	$29,354	$29,354
Average common shares outstanding	7,168,092	7,211,643	7,196,160	7,235,303	7,304,956	7,337,843
Earnings per share	$5.31	$5.28	$6.05	$6.02	$4.02	$4.00

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

Recent accounting standards:

Recently Issued But Not Yet Effective Accounting Pronouncements

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments”, as modified by subsequent ASUs, changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The effect of implementing this ASU is recorded through a cumulative-effect adjustment to retained earnings. The Company has formed a committee and engaged outside vendors to implement a platform to utilize the alternative loss estimation methodologies in determining the impact that adoption of this standard will have on the Company’s financial condition and results of operations.

The Company has adopted ASU 2016-13 effective January 1, 2023. The Company has largely completed its assessment of related processes, internal controls, and data sources and has developed, documented, and validated an advanced probability of default/loss given default model utilizing a third-party software provider. Our allowance for credit losses (“ACL”) estimate uses this model and estimation techniques based on historical loss experience, current borrower characteristics, current conditions, forecasts of future economic conditions and other relevant factors. The Company will use models and other loss estimation techniques that are responsive to changes in forecasted economic conditions to interpret borrower and economic factors in order to estimate the ACL. The Company also applies qualitative factors to account for information that may not be reflected in quantitatively derived results. Qualitative factors include: changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in management; changes in the quality of the Bank’s loan review process; the existence of any concentrations of credit and other external factors to ensure the ACL reflects our expected credit losses. The Company expects its ACL estimate to be sensitive to various factors such as current and forecasted economic conditions. The ACL includes off-balance sheet components such as unfunded loan commitments and loss estimates for held to maturity debt securities.

Based upon the Company’s fourth quarter parallel run, assessment of the composition, characteristics and credit quality of the Company’s loan and investment securities portfolio, as well as the economic conditions in effect as of the adoption date, management estimates the adoption of ASU 2016-13 will result in a decrease of approximately $2.5 - $3.0 million to the Company’s ACL. The Company estimates that the impact of adoption to retained earnings, net of tax, will be an increase of approximately $2.1 to $2.5 million.

ASU 2020-04, Reference Rate Reform (Topic 848) provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract re-measurement at the modification date or reassessment of a previous accounting determination. Some specific optional expedients are as follows:

●	Simplifies accounting for contract modifications, including modifications to loans receivable and debt, by prospectively adjusting the effective interest rate.
●	Simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue.

The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. The Company applied the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2020-04.

2. Cash and due from banks:

On March 26, 2020, the Board of Governors of the Federal Reserve System eliminated the reserve requirement for all depository institutions.  Prior to this date, the Company was required to maintain average reserve balances as established by the Federal Reserve Bank.  Total cash and due from banks balances were $37.9 million and $279.9 million at December 31, 2022 and 2021, respectively.

3. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$199,937	$	$19,640	$180,297
U.S. government-sponsored enterprises	16,955		585	16,370
State and municipals:
Taxable	68,946		13,588	55,358
Tax-exempt	99,774	93	11,460	88,407
Residential mortgage-backed securities:
U.S. government agencies	982		40	942
U.S. government-sponsored enterprises	141,231		20,112	121,119
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,128		544	11,584
Corporate debt securities	4,000		374	3,626
Total	$543,953	$93	$66,343	$477,703
Held-to-maturity:
Tax-exempt state and municipals	$11,237	$1	$841	$10,397
Residential mortgage-backed securities:
U.S. government agencies	17,304		3,016	14,288
U.S. government-sponsored enterprises	62,638		10,760	51,878
Total	$91,179	$1	$14,617	$76,563

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$193,849	$107	$2,382	$191,574
U.S. government-sponsored enterprises	33,435	343		33,778
State and municipals:
Taxable	69,066	994	1,082	68,978
Tax-exempt	96,412	2,452	614	98,250
Residential mortgage-backed securities:
U.S. government agencies	1,790	53		1,843
U.S. government-sponsored enterprises	109,018	939	2,925	107,032
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,542	406		12,948
Corporate debt securities	3,000		82	2,918
Total	$519,112	$5,294	$7,085	$517,321
Held-to-maturity:
Tax-exempt state and municipals	$11,476	$126	$56	$11,546
Residential mortgage-backed securities:
U.S. government agencies	18,802		392	18,410
U.S. government-sponsored enterprises	40,935	3	448	40,490
Total	$71,213	$129	$896	$70,446

At December 31, 2022, our marketable equity security portfolio consisted of stock of one financial institution. At December 31, 2022 and December 31, 2021, we had $0.1 million in equity securities recorded at fair value. At December 31, 2022, the fair value of our equity portfolio was less than the cost basis by $44 thousand. The following is a summary of unrealized and realized gains and losses recognized in net income on equity marketable securities during 2022 and 2021.

(Dollars in thousands)	2022	2021
Net (loss) gain recognized during the period on equity securities	$(31)	$2
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$(31)	$2

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at December 31, 2022, is summarized as follows:

Fair
(Dollars in thousands)	Value
Within one year	$15,601
After one but within five years	168,324
After five but within ten years	72,917
After ten years	84,933
341,775
Mortgage-backed and other amortizing securities	135,928
Total	$477,703

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at December 31, 2022, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After five but within ten years	$8,884	$8,227
After ten years	2,353	2,170
	11,237	10,397
Mortgage-backed securities	79,942	66,166
Total	$91,179	$76,563

Securities with a carrying value of $168.0 million and $203.6 million at December 31, 2022 and 2021, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2022 and 2021, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at December 31, 2022 and 2021, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	December 31, 2022
	Less Than 12 Months			12 Months or Greater			Total
	Number of			Number of			Number of
	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized
(Dollars in thousands)	Loss Position	Value	Losses	Loss Position	Value	Losses	Loss Position	Value	Losses
U.S. Treasury securities	5	$23,700	$1,887	40	$156,597	$17,753	45	$180,297	$19,640
U.S. government-sponsored enterprises	4	14,104	197	1	2,266	388	5	16,370	585
State and municipals:
Taxable	21	19,919	2,908	45	34,464	10,680	66	54,383	13,588
Tax-exempt	39	30,973	1,690	84	59,664	10,611	123	90,637	12,301
Residential mortgage-backed securities:
U.S. government agencies	5	904	39	4	14,326	3,017	9	15,230	3,056
U.S. government-sponsored enterprises	19	57,166	2,029	25	115,831	28,843	44	172,997	30,872
Commercial mortgage-backed securities:
U.S. government agencies
U.S. government-sponsored enterprises	4	11,584	544	0	0	0	4	11,584	544
Corporate debt securities	1	953	47	5	2,673	327	6	3,626	374
Total	98	$159,303	$9,341	204	$385,821	$71,619	302	$545,124	$80,960

	December 31, 2021
	Less Than 12 Months			12 Months or Greater			Total
	Number of			Number of			Number of
	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized
(Dollars in thousands)	Loss Position	Value	Losses	Loss Position	Value	Losses	Loss Position	Value	Losses
U.S. Treasury securities	42	$179,974	$2,382		$		$42	$179,974	$2,382
U.S. government-sponsored enterprises
State and municipals:
Taxable	27	26,827	718	8	8,008	364	35	34,835	1,082
Tax-exempt	61	38,693	357	2	10,319	313	63	49,012	670
Residential mortgage-backed securities:
U.S. government agencies	3	18,398	392				3	18,398	392
U.S. government-sponsored enterprises	13	77,875	1,454	7	48,276	1,919	20	126,151	3,373
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises
Corporate debt securities	4	2,449	51	1	470	31	5	2,919	82
Total	150	$344,216	$5,354	18	$67,073	$2,627	168	$411,289	$7,981

Management does not consider the unrealized losses on the debt securities, as a result of significantly higher market interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no known material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at December 31, 2022.

There was no OTTI recognized for each of the years in the three-year period ended December 31, 2022.

4. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2022 and 2021 are summarized as follows. Net deferred loan fees of $0.3 million and $1.6 million are included in loan balances at December 31, 2022 and 2021, respectively. The decrease in deferred loan fees is due in part to PPP forgiveness during 2022. Net deferred loan origination fees remaining related to PPP loans is $0.2 million at December 31, 2022.

Included in the commercial balances at December 31, 2022 are PPP loans that had an outstanding balance at December 31, 2022 of $22.3 million comprised of $10.9 million remaining from those originated during 2021 as part of round two and $11.4 million remaining from loans originated during 2020 under round one of the program.  The PPP loans are risk rated ‘Pass’ and do not carry an allowance for loan losses due to a 100 percent SBA guarantee. The outstanding balance is considered current at December 31, 2022.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Commercial
Taxable	$377,215	$424,455
Non-taxable	222,043	188,672
Total	599,258	613,127
Real estate
Commercial	1,709,827	1,343,539
Residential	330,728	297,624
Total	2,040,555	1,641,163
Consumer
Indirect Auto	76,461	65,791
Consumer Other	13,842	9,092
Total	90,303	74,883
Total	$2,730,116	$2,329,173

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $3.2 million at December 31, 2022 and 2021. Advances and new loans during 2022 totaled $1.1 million and $4.8 million during 2021. Payoffs and pay downs totaled $1.1 million and $6.6 million in 2022 and 2021, respectively. There were no related party loans that were classified as nonaccrual, past due, or restructured at December 31, 2022 and 2021.

Deposits from related parties amounted to $6.8 million at December 31, 2022 and $10.9 million at December 31, 2021.

At December 31, 2022, the majority of the Company’s loans were at least partially secured by real estate in the markets we operate in. Therefore, a primary concentration of credit risk is directly related to the real estate market in these regions. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the year ended December 31, 2022, 2021, and 2020 were as follows:

	December 31, 2022
		Real estate
(Dollars in thousands)	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$8,453	$15,928	$3,209	$793	$28,383
Charge-offs	(161)	(284)	(31)	(311)	(787)
Recoveries	40	110	4	171	325
Provisions (credits)	(2,720)	2,161	(110)	220	(449)
Ending balance	$5,612	$17,915	$3,072	$873	$27,472
Ending balance: individually evaluated for impairment	19		21		40
Ending balance: collectively evaluated for impairment	$5,593	$17,915	$3,051	$873	$27,432
Loans receivable:
Ending balance	$599,258	$1,709,827	$330,728	$90,303	$2,730,116
Ending balance: individually evaluated for impairment	98	2,063	1,760		3,921
Ending balance: collectively evaluated for impairment	$599,160	$1,707,764	$328,968	$90,303	$2,726,195

	December 31, 2021
		Real estate
(Dollars in thousands)	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$8,734	$14,559	$3,129	$922	$27,344
Charge-offs	(492)	(252)	(24)	(188)	(956)
Recoveries	89	68	7	81	245
Provisions	122	1,553	97	(22)	1,750
Ending balance	$8,453	$15,928	$3,209	$793	$28,383
Ending balance: individually evaluated for impairment	40	109	26		175
Ending balance: collectively evaluated for impairment	$8,413	$15,819	$3,183	$793	$28,208
Loans receivable:
Ending balance	$613,127	$1,343,539	$297,624	$74,883	$2,329,173
Ending balance: individually evaluated for impairment	199	2,890	1,273		4,362
Ending balance: collectively evaluated for impairment	$612,928	$1,340,649	$296,351	$74,883	$2,324,811

	December 31, 2020
		Real estate
(Dollars in thousands)	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$6,888	$11,496	$3,226	$1,067	$22,677
Charge-offs	(2,771)	(144)	(247)	(317)	(3,479)
Recoveries	525	16	57	148	746
Provisions (credit)	4,092	3,191	93	24	7,400
Ending balance	$8,734	$14,559	$3,129	$922	$27,344
Ending balance: individually evaluated for impairment	947	180	75		1,202
Ending balance: collectively evaluated for impairment	$7,787	$14,379	$3,054	$922	$26,142
Loans receivable:
Ending balance	$679,286	$1,137,990	$277,414	$83,292	$2,177,982
Ending balance: individually evaluated for impairment	4,297	3,952	1,546		9,795
Ending balance: collectively evaluated for impairment	$674,989	$1,134,038	$275,868	$83,292	$2,168,187

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2022 and 2021:

	December 31, 2022
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial	$590,621	$7,822	$815	$	$599,258
Real estate:
Commercial	1,699,041	7,509	3,277		1,709,827
Residential	329,098		1,630		330,728
Consumer	90,020		283		90,303
Total	$2,708,780	$15,331	$6,005	$	$2,730,116

	December 31, 2021
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial	$611,151	$896	$1,080	$	$613,127
Real estate:
Commercial	1,324,646	13,939	4,954		1,343,539
Residential	294,892	333	2,399		297,624
Consumer	74,744		139		74,883
Total	$2,305,433	$15,168	$8,572	$	$2,329,173

The increase to special mention commercial loans from December 31, 2022 to December 31, 2021 is primarily the result of the downgrade of one credit with an outstanding balance of $7.8 million, due to insufficient cash flows as the borrower’s operations have not stabilized in the anticipated timeframe. The decrease to special mention commercial real estate loans is due in part to an upgrade of a $3.5 million credit resulting from improved financial performance and satisfactory repayment history and the payoff of a $2.4 million credit. Substandard residential real estate loans decreased $0.7 million primarily due to the payoff of a $0.5 million credit.

Information concerning nonaccrual loans by major loan classification at December 31, 2022 and 2021 is summarized as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Commercial	$86	$185
Real estate:
Commercial	1,155	1,793
Residential	562	694
Consumer	232	139
Total	$2,035	$2,811

Total nonperforming loans decreased $0.8 million to $2.0 million at December 31, 2022 from $2.8 million at December 31, 2021 as a result of lower nonaccrual commercial real estate loans. The decrease in nonperforming loans was due to the sale of a pool of commercial and residential nonaccrual loans with a book balance of $0.9 million. The sale resulted in a $0.1 million charge to the allowance for loan losses.

The major classification of loans by past due status at December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$137	$38	$86	$261	$598,997	$599,258	$
Real estate:
Commercial	102	2	334	438	1,709,389	1,709,827
Residential	1,162	128	988	2,278	328,450	330,728	748
Consumer	690	199	120	1,009	89,294	90,303
Total	$2,091	$367	$1,528	$3,986	$2,726,130	$2,730,116	$748

	December 31, 2021
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$101	$155	$158	$414	$612,713	$613,127	$
Real estate:
Commercial	768	423	834	2,025	1,341,514	1,343,539
Residential	1,552	207	265	2,024	295,600	297,624	13
Consumer	477	163	51	691	74,192	74,883
Total	$2,898	$948	$1,308	$5,154	$2,324,019	$2,329,173	$13

Total past due loans at December 31, 2021 decreased $1.2 million to $4.0 million from $5.2 million the prior year as a result of lower commercial real estate delinquencies.

The amount of residential loans in the formal process of foreclosure totaled $0.6 million at December 31, 2022 and $0.3 million at December 31, 2021.

The following tables summarize information concerning impaired loans as of and for the years ended December 31, 2022, 2021 and 2020 by major loan classification:

	December 31, 2022
				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$78	$421	$	$119	$7
Real estate:
Commercial	2,063	2,654		2,753	59
Residential	1,520	1,733		1,036	28
Consumer	232	244		218
Total	3,893	5,052		4,126	94
With an allowance recorded:
Commercial	20	20	19	27	2
Real estate:
Residential	240	244	21	286	12
Total	260	264	40	313	14
Total impaired loans
Commercial	98	441	19	146	9
Real estate:
Commercial	2,063	2,654		2,753	59
Residential	1,760	1,977	21	1,322	40
Consumer	232	244		218
Total	$4,153	$5,316	$40	$4,439	$108

	December 31, 2021
				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$158	$481	$	$964	$13
Real estate:
Commercial	2,376	3,120		2,719	22
Residential	873	1,073		1,016	19
Consumer	139	148		100
Total	3,546	4,822		4,799	54
With an allowance recorded:
Commercial	41	41	40	1,091	15
Real estate:
Commercial	513	543	109	802	22
Residential	401	401	26	436	13
Consumer
Total	955	985	175	2,329	50
Total impaired loans
Commercial	199	522	40	2,055	28
Real estate:
Commercial	2,889	3,663	109	3,521	44
Residential	1,274	1,474	26	1,452	32
Consumer	139	148		100
Total	$4,501	$5,807	$175	$7,128	$104

	December 31, 2020
				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,251	$3,421	$	$2,915	$30
Real estate:
Commercial	2,372	2,964		2,148	28
Residential	1,086	1,263		1,223	21
Consumer	111	121		167
Total	5,820	7,769		6,453	79
With an allowance recorded:
Commercial	2,046	2,094	947	2,038	17
Real estate:
Commercial	1,580	1,710	180	1,687	36
Residential	460	482	75	624	13
Consumer
Total	4,086	4,286	1,202	4,349	66
Total impaired loans
Commercial	4,297	5,515	947	4,953	47
Real estate:
Commercial	3,952	4,674	180	3,835	64
Residential	1,546	1,745	75	1,847	34
Consumer	111	121		167
Total	$9,906	$12,055	$1,202	$10,802	$145

The amounts of interest income recognized using the cash-basis method on impaired loans for the years ended December 31, 2022, 2021 and 2020 were $0.1 million, $0.1 million and $0.1 million, respectively.

Included in the commercial loan, commercial real estate and residential real estate categories are troubled debt restructurings (TDRs) that were classified as impaired. TDRs totaled $1.4 million and $1.6 million at December 31, 2022 and 2021, respectively. The decrease in TDR balances is due primarily to $0.2 million in payoffs and pay downs during the year.

There were no loans modified in 2022 or 2021 that resulted in TDRs. There were four loans modified in 2020. The four loans modified in 2020 were adversely impacted by COVID-19 and the economic slowdown and did not qualify for the CARES Act exclusion due to current and prior delinquencies. Two of the loans were to one restaurant and two of the loans were to retail related small businesses.

The following tables summarize the loans whose terms have been modified resulting in TDRs during the year ended December 31, 2020.

	December 31, 2020
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
(Dollars in thousands except number of contracts)	of Contracts	Investment	Recorded Investment	Investment
Commercial	1	$12	$12	$5
Commercial real estate	3	1,073	1,073	1,046
Total	4	$1,085	$1,085	$1,051

There were no payment defaults within 12 months of its modification on loans considered TDRs for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

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

The contractual amounts of off-balance sheet commitments at December 31, 2022 and 2021 are summarized as follows:

(Dollars in thousands)	2022	2021
Commitments to extend credit	$553,337	$431,011
Unused portions of lines of credit	78,406	64,108
Standby letters of credit	57,626	58,254
	$689,369	$553,373

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. The amount of letters of credit secured with collateral is $53.7 million at December 31, 2022 and $55.2 million at December 31, 2021. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2022 and 2021.

6. Premises and equipment, net:

Premises and equipment at December 31, 2022 and 2021 are summarized as follows:

(Dollars in thousands)	2022	2021
Land	$7,302	$7,255
Premises and leasehold improvements	55,865	50,426
Right-of-use assets	7,980	8,563
Furniture, fixtures and equipment	20,626	19,096
Gross premises and equipment	91,773	85,340
Less: accumulated depreciation	36,106	33,838
Net premises and equipment	$55,667	$51,502

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

Certain leases include options to renew, with renewal terms generally containing one or more five-year renewal options. At December 31, 2022, the Company’s leases have remaining renewal terms that can extend the lease term from seven years to thirty-one years that are reasonably certain of being exercised. The weighted average remaining lease term at December 31, 2022 is 17.1 years. At December 31, 2021, the weighted average remaining lease term was 16 years. The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption. The discount rate used for leases added subsequently was the annual percentage increase outlined in the terms of each lease. There were no new leases added in 2022 and two new leases added in 2021. At December 31, 2022 and December 31, 2021, discount rates ranged from 1.60 percent to 3.85 percent with an average discount rate of 3.0 percent and 2.99 percent respectively.

At December 31, 2022, right-of-use assets of $8.0 million were included in premises and equipment, and the related lease liability totaled $8.3 million was included in other liabilities in the consolidated balance sheet. Right-of-use assets and the related lease liability were $8.6 million and $8.8 million, respectively, at December 31, 2021. There were no new leases in 2022, and one lease, for the previous Binghamton, NY branch, was not renewed. Rent expense for the years ended December 31, 2022, 2021 and 2020 amounted to $1.0 million, $760 thousand, and $727 thousand, respectively, and is included in occupancy expenses.

Future minimum lease payments under operating leases are summarized as follows:

(Dollars in thousands)
2023	$736
2024	669
2025	688
2026	691
2027	617
Thereafter	7,297
Total future minimum lease payments	10,698
Less amount representing interest	(2,398)
Present value of future minimum lease payments	$8,300

8. Other assets:

The major components of other assets at December 31, 2022 and 2021 are summarized as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Other real estate owned	$121	$609
Investment in low income housing partnership	5,446	5,900
Mortgage servicing rights	914	882
Restricted equity securities (FHLB and other)	9,630	4,045
Interest rate floor	1	844
Interest rate swaps	21,794	9,026
Other assets	8,165	6,395
Total	$46,071	$27,701

Interest rate swaps balance represents the fair value our commercial loan back-to-back swaps and is higher due to higher market rates. The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $144.7 million at December 31, 2022 and $151.6 million at December 31, 2021.

9. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2022 and 2021 are summarized as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Interest-bearing deposits:
Money market accounts	$685,323	$588,245
Now accounts	772,712	851,086
Savings accounts	523,931	491,796
Time deposits less than $250	199,136	203,719
Time deposits $250 or more	92,731	90,795
Total interest-bearing deposits	2,273,833	2,225,641
Noninterest-bearing deposits	772,765	737,756
Total deposits	$3,046,598	$2,963,397

The aggregate amounts of maturities for all time deposits at December 31, 2022, are summarized as follows:

(Dollars in thousands)
2023	$197,015
2024	50,037
2025	8,502
2026	8,962
2027	19,980
Thereafter	7,371
$291,867

The aggregate amount of deposits reclassified as loans was $0.6 million at December 31, 2022, and $0.2 million at December 31, 2021. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses.

10. Short-term borrowings:

Short-term borrowings consisted of FHLB advances representing overnight borrowings or borrowings with original terms of less than twelve months at December 31, 2022, 2021 and 2020:

	At and for the year ended December 31, 2022
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Period
Other borrowings	$14,530	$10,033	$16,100	2.10%	4.33%
FHLB advances	100,400	32,647	125,975	2.73	4.45
Total short-term borrowings	$114,930	$42,680	$142,075	2.58%	4.43%

At and for the year ended December 31, 2021
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$	$13,973	$50,000	0.56%		%

At and for the year ended December 31, 2020
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$50,000	$83,716	$179,199	1.01%	0.40%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2022, the maximum borrowing capacity was $1.2 billion of which $101.0 million was outstanding in borrowings and $388.8 million was used to issue standby letters of credit to collateralize public fund deposits. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day.

The Company also has unsecured line of credit agreements with two correspondent banks, where the total line amount was $18.0 million at December 31, 2022 and 2021. There were no amounts outstanding on either line of credit at December 31, 2022 or 2021. Interest on these borrowings accrues daily based on the daily federal funds rate.

11. Long-term debt:

Long-term debt, consisting of one advance from the FHLB, at December 31, 2022 and 2021 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed	December 31, 2022	December 31, 2021
March 2023	4.69%	$555	2,711
		$555	$2,711

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2022 are as follows:

(Dollars in thousands)
2023	$555
$555

The FHLB advance is not convertible and has a fixed rate. There were no new long-term advances entered into with the FHLB during 2022 or 2021.

12. Subordinated debt:

On June 1, 2020, the Company sold $33.0 million aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes qualify as Tier 2 capital for regulatory capital purposes.

The 2020 Notes bear interest at a rate of 5.375 percent per year for the first five years and then float based on a benchmark rate (as defined), provided that the interest rate applicable to the outstanding principal balance during the period the 2020 Notes are floating will at no time be less the 4.75 percent.  Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020, for the first five years after issuance and payable quarterly in arrears thereafter on March 1, June 1, September 1, and December 1. The 2020 Notes mature on June 1, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after June 1, 2025 and prior to June 1, 2030. Additionally, if all or any portion of the 2020 Notes cease to be deemed Tier 2 Capital, the Company may redeem, in whole and not in part, at any time upon giving not less than ten days’ notice, an amount equal to one hundred percent (100 percent) of the principal amount outstanding plus accrued but unpaid interest to but excluding the date fixed for redemption.

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar proceeding by or against the Company.

13. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021 are summarized as follows:

	Fair Value Measurement Using
			Quoted Prices in	Significant	Significant
			Active Markets for	Other Observable	Unobservable
(Dollars in thousands)			Identical Assets	Inputs	Inputs
December 31, 2022	Amount		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities		$180,297	$180,297	$	$
U.S. government-sponsored enterprises		16,370		16,370
State and municipals:
Taxable		55,358		55,358
Tax-exempt		88,407		88,407
Mortgage-backed securities:
U.S. government agencies		942		942
U.S. government-sponsored enterprises		132,703		132,703
Corporate debt securities		3,626		3,626
Common equity securities		110	110
Total investment securities		$477,813	$180,407	$297,406	$
Loan held for sale	$			$
Interest rate floor-other assets		$1		$1
Interest rate swap-other assets		$21,794		$21,794
Interest rate swap-other liabilities		$(21,466)		$(21,466)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$191,574	$191,574	$	$
U.S. government-sponsored enterprises	33,778		33,778
State and municipals:
Taxable	68,978		68,978
Tax-exempt	98,250		98,250
Mortgage-backed securities:
U.S. government agencies	1,843		1,843
U.S. government-sponsored enterprises	119,980		119,980
Corporate debt securities	2,918		2,918
Common equity securities	140	140
Total investment securities	$517,461	$191,714	$325,747	$
Loan held for sale	$408		$408
Interest rate floor-other assets	$844		$844
Interest rate swap-other assets	$8,767		$8,767
Interest rate swap-other liabilities	$(8,811)		$(8,811)

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2022 and 2021 are summarized as follows:

Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2022	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$220	$	$	$220

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$780	$	$	$780
Other real estate owned	487			487

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2022	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$220	Appraisal of collateral	Appraisal adjustments	21.6% to 97.0% (77.7)%
			Liquidation expenses	3.0% to 6.0% (4.9)%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2021	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$780	Appraisal of collateral	Appraisal adjustments	6.4% to 97.0% (65.2)%
			Liquidation expenses	3.0% to 6.0% (5.1)%
Other real estate owned	$487	Appraisal of collateral	Appraisal adjustments	35.9% to 35.9% (35.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

The carrying and fair values of the Company’s financial instruments at December 31, 2022 and 2021 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2022	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$37,868	$37,868	$37,868	$	$
Investment securities:
Available-for-sale	477,703	477,703	180,297	297,406
Common equity securities	110	110	110
Held-to-maturity	91,179	76,563		76,563
Loans held for sale
Net loans	2,702,644	2,562,780			2,562,780
Accrued interest receivable	11,715	11,715		11,715
Mortgage servicing rights	914	1,762		1,762
Restricted equity securities (FHLB and other)	9,630	9,630		9,630
Interest rate floor	1	1		1
Interest rate swaps	21,794	21,794		21,794
Total	$3,353,558	$3,199,926
Financial liabilities:
Deposits	$3,046,598	$3,035,615	$	$3,035,615	$
Short-term borrowings	114,930	114,743		114,743
Long-term debt	555	555		555
Subordinated debentures	33,000	53,998		53,998
Accrued interest payable	903	903		903
Interest rate swaps	21,466	21,466		21,466
Total	$3,217,452	$3,227,280

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2021	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$279,933	$279,933	$279,933	$	$
Investment securities:
Available-for-sale	517,321	517,321	191,574	325,747
Common equity securities	140	140	140
Held-to-maturity	71,213	70,446		70,446
Loans held for sale	408	408		408
Net loans	2,300,790	2,261,586			2,261,586
Accrued interest receivable	8,528	8,528		8,528
Mortgage servicing rights	882	1,357		1,357
Restricted equity securities (FHLB and other)	4,045	4,045		4,045
Interest rate floor	844	844		844
Interest rate swaps	8,767	8,767		8,767
Total	$3,192,871	$3,153,375
Financial liabilities:
Deposits	$2,963,397	$2,963,547	$	$2,963,547	$
Long-term debt	2,711	2,778		2,778
Subordinated debentures	33,000	32,337		32,337
Accrued interest payable	408	408		408
Interest rate swaps	8,811	8,811		8,811
Total	$3,008,327	$3,007,881

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

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2022, the Company had 86 interest rate swaps with an aggregate notional amount of $382.5 million related to this program.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2022 and December 31, 2021.

		Asset Derivatives		Asset Derivatives		Liability Derivatives			Liability Derivatives
		As of December 31, 2022 (1)		As of December 31, 2021 (1) (2)		As of December 31, 2022			As of December 31, 2021 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet			Balance Sheet
(Dollars in thousands)	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$1	Other Assets	$844		$			$

Total derivatives designated as hedging instruments			$1		$844		$			$

Derivatives not designated as hedging instruments
Interest Rate Swaps (2)	$382,476	Other Assets	$22,195	Other Assets	$9,026	Other Liabilities		$21,466	Other Liabilities		$8,811

Total derivatives not designated as hedging instruments			$22,195		$9,026			$21,466			$8,811
(1)	Amounts include accrued interest of $0.4 million and $0.3 million at December 31, 2022 and 2021.
(2)	Notional amount of interest rate swaps at December 31, 2021 were $392.7 million.

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of December 31, 2022 and December 31, 2021.

							Location of				Amount of
				Amount of			Gain or (Loss)				Gain		Amount of
		Amount of		(Loss)		Amount of	Recognized from		Amount of		Reclassified		(Loss)
		(Loss)		Recognized in		(Loss)	Accumulated		Gain		from Accumulated		Reclassified
		Recognized in		OCI Included		Recognized in	Other Comprehensive		Reclassified		OCI into Income		from Accumulated
		OCI on		Component		OCI Excluded	Income into		from Accumulated		Included Component		OCI into Income
(Dollars in thousands)		Derivative		December 31, 2022		Component	Income		OCI into Income		December 31, 2022		Excluded Component
Derivatives in Cash Flow Hedging Relationships:
Cash Flow Swap	$		$		$		Other expense	$		$		$
Interest Rate Floor (*)		(515)		(497)		(18)	Interest Income		212		276		(64)
Total		$(515)		$(497)		$(18)			$212		$276		$(64)

							Location of				Amount of
				Amount of			Gain or (Loss)				Gain (Loss)		Amount of
		Amount of		Gain (Loss)		Amount of	Recognized from		Amount of		Reclassified		(Loss)
		(Loss)		Recognized in		(Loss)	Accumulated		Gain		from Accumulated		Reclassified
		Recognized in		OCI Included		Recognized in	Other Comprehensive		Reclassified		OCI into Income		from Accumulated
		OCI on		Component		OCI Excluded	Income into		from Accumulated		Included Component		OCI into Income
(Dollars in thousands)		Derivative		December 31, 2021		Component	Income		OCI into Income		December 31, 2021		Excluded Component
Derivatives in Cash Flow Hedging Relationships :
Cash Flow Swap		$401		$401	$		Interest Expense		$(23)		$(23)	$
Cash Flow Swap							Other Expense		(25)		(25)
Interest Rate Floor (*)		(228)		(245)		17	Interest Income		543		607		(64)
Total		$173		$156		$17			$495		$559		$(64)

*     Amounts disclosed are gross and not net of taxes.

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income as of December 31, 2022 and December 31, 2021.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	For the twelve months ended December 31,
	2022		2022	2021	2021
(Dollars in thousands)	Interest Income		Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$212	$		$543	$(48)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	212			543	(23)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring					(25)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	276			607	(48)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	(64)			(64)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s other derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2022 and 2021.

		Amount of Gain	Amount of Gain
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income
	Recognized in Income on	Twelve Months Ended	Twelve Months Ended
(Dollars in thousands)	Derivative	December 31, 2022	December 31, 2021
Derivatives Not Designated as Hedging Instruments:
Interest Rate Swaps	Interest rate swap revenue	$516	$136
Other Contracts		5
Total		$521	$136

Fee Income	Fee income	$106	$623

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
as of December 31, 2022
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$22,196	$	$22,196	$	$14,530	$7,666

Offsetting of Derivative Liabilities
as of December 31, 2022
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Paid*	Amount

Derivatives	$21,466	$	$21,466	$21,466	$	$
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

As of December 31, 2022, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.0 million. As of December 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.6 million.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $7.4 million against its obligations under these agreements as of December 31, 2022 and December 31, 2021. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

15. Stock plans:

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

As of December 31, 2022, 17,364 shares of the Company’s common stock were available for grant as awards pursuant to the 2017 Plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

In 2022, the Company awarded 4,396 shares of non-performance-based restricted stock and 15,390 performance-based restricted stock units under the 2017 Plan. In 2021, the Company awarded 4,403 shares of non-performance-based restricted stock and 15,415 performance-based restricted stock units under the 2017 Plan. In 2022, 3,846 shares of non-performance-based and 12,557 shares of performance based restricted stock granted under the 2017 Plan vested and there were 195 shares forfeited under the provisions of the 2017 Plan.

In 2021, 3,128 shares of non-performance-based and 12,332 shares of performance based restricted stock granted under the 2017 Plan vested and there were no shares forfeited under the provisions of the 2017 Plan.

The non-performance restricted stock grants made in 2022, 2021 and 2020 vest equally over three years from the grant date. The performance-based restricted stock units vest three years after the grant date and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on equity or tangible equity that determines the number of restricted stock units that may vest.

The activity related to the 2017 Plan for each of the years ended December 31, 2022, 2021 and 2020 was as follows:

(Dollars in thousands)	2022	2021	2020
Nonvested, January 1	36,281	31,923	25,984
Granted shares	19,787	19,818	16,269
Vested shares	16,403	15,460	8,455
Forfeited shares	195		1,875
Nonvested, December 31	39,470	36,281	31,923

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

The Company recognized expense for awards granted under the 2017 plan of $0.5 million in 2022, $0.5 million in 2021 and $0.6 million in 2020. As of December 31, 2022, the Company had $1.0 million of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of 1.7 years.

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

The Company contributed $0.2 million, $0.3 million and $0.4 million to the ESOP for 2022, 2021 and 2020. In addition, the Company contributed $1.3 million in 2022 and $1.2 million in both 2021 and 2020, was comprised of a safe harbor contribution of $0.7 million, $0.7 million and $0.7 million and a discretionary match of $0.6 million, $0.6 million and $0.6 million.

The Company established a SERP Plan to replace certain 401(k) plan benefits lost due to compensation limits imposed on qualified plans by federal tax law. The annual benefit is a maximum of 6 percent of the executive compensation in excess of Federal limits. The total liability associated with this plan was $161 thousand at December 31, 2022 and 2021, respectively. The expense associated with the plan was $20 thousand, $19 thousand and $9 thousand for 2022, 2021 and 2020 respectively.

The Company has SERPs for the benefit of certain officers. At December 31, 2022 and 2021, other liabilities include $2.8 million and $2.6 million accrued under the plans. Compensation expense includes approximately $0.4 million, $0.4 million and $0.5 million relating to these SERPs for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Information related to the Employees’ Pension Plan at December 31, 2022 and 2021 is as follows:

	Pension Benefits
(Dollars in thousands)	2022	2021
Change in benefit obligation:
Benefit obligation, beginning	$18,066	$19,113
Interest cost	456	419
Change in experience gain	26	(49)
Change in actuarial assumptions	(3,899)	(603)
Benefits paid	(857)	(814)
Benefit obligation, ending	13,792	18,066
Change in plan assets:
Fair value of plan assets, beginning	19,257	17,628
Actual return on plan assets	(2,294)	2,443
Employer contributions
Benefits paid	(857)	(814)
Fair value of plan assets, ending	16,106	19,257
Funded status at end of year	$2,314	$1,191

The Company utilized the mortality scale within the mortality tables from MP 2021 to re-measure its pension plan at December 31, 2022 and 2021. The change in the discount rate from 2.59 percent to 4.93 percent resulted in a decrease to the benefit obligation of $3.9 million in 2022 and a decrease of $0.6 million in 2021.

Amounts recognized in the consolidated balance sheets at December 31, 2022 and 2021 are as follows:

	Pension Benefits
(Dollars in thousands)	2022	2021
(Other Assets)/Other Liabilities	$(2,314)	$(1,190)
Amounts recognized in the accumulated other comprehensive income (loss) consist of:
Net actuarial gain	(5,499)	(5,868)
Deferred taxes	1,184	1,232
Net amount recognized	$(4,315)	$(4,636)

The accumulated benefit obligation for the defined benefit pension plan was $13.8 million and $18.1 million at December 31, 2022 and 2021, respectively.

Components of net periodic pension income and other amounts recognized in other comprehensive loss are as follows:

	Pension Benefits
(Dollars in thousands)	2022	2021	2020
Net periodic pension income:
Interest cost	$456	$419	$544
Expected return on plan assets	(1,407)	(1,288)	(1,236)
Amortization of unrecognized net loss	198	301	218
Net periodic pension income:	(753)	(568)	(474)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	456	419	544
Deferred tax	(96)	(88)	(114)
Total recognized in other comprehensive income (loss)	360	331	430
Total recognized in net period pension cost and other comprehensive income (loss)	$(393)	$(237)	$(44)

Weighted-average assumptions used to determine benefit obligations and related expenses were as follows:

	Pension Benefits
	2022	2021	2020
Discount rate:
Obligation	4.93%	2.59%	2.25%
Expense	2.59	2.25	3.25
Expected long-term return on plan assets	7.50%	7.50%	7.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2022 and 2021, by asset category are as follows:

	2022	2021
Asset Category:
Cash and cash equivalents	4.7%	4.8%
Equity securities	60.3	67.4
Corporate bonds	19.5	19.6
U.S. government securities	15.5	8.2
	100.0%	100.0%

Fair value measurement of pension plan assets at December 31, 2022 and 2021 is as follows:

	December 31, 2022
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$759	$759	$	$
Equity securities:
U.S. large cap	7,365	7,365
International	2,338	2,338
Fixed income securities:
U.S. Treasuries	511		511
U.S. government agencies	1,991		1,991
Corporate bonds	3,142		3,142
Total	$16,106	$10,462	$5,644	$

	December 31, 2021
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$918	$918	$	$
Equity securities:
U.S. large cap	11,940	11,940
International	1,039	1,039
Fixed income securities:
U.S. Treasuries	214		214
U.S. government agencies	1,371		1,371
Corporate bonds	3,775		3,775
Total	$19,257	$13,897	$5,360	$

The Company investment policies and strategies with respect to the pension plan include: (i) the Trust and Investment Division’s equity philosophy is large-cap core with a value bias (we invest in individual high-grade common stocks that are selected from our approved list); (ii) diversification is maintained by having no more than 20 percent in any industry sector and no individual equity representing more than 10 percent of the portfolio; and (iii) the fixed income style is conservative but also responsive to the various needs of our individual clients. Fixed income securities consist of U.S. government agencies or corporate bonds rated “A” or better. The Company targets the following allocation percentages: (i) cash equivalents 10 percent; (ii) fixed income 40 percent; and (iii) equities 50 percent.

There is no Company stock included in equity securities at December 31, 2022 or 2021. The Company has not determined the amount of the expected contribution to the Employees’ Pension Plan for 2023.

The following benefit payments are expected to be paid in the next five years and in the aggregate for the five years thereafter:

(Dollars in thousands)	Pension Benefits
2023	$907
2024	955
2025	987
2026	1,009
2027	1,016
Thereafter	4,959

17. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

(Dollars in thousands)	2022	2021	2020
Current	$6,665	$9,548	$6,600
Deferred	611	450	(1,779)
Total income tax expense	$7,276	$9,998	$4,821

The components of the net deferred tax asset at December 31, 2022 and 2021 are summarized as follows:

(Dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$5,916	$5,960
Lease liability	1,787	1,846
Defined benefit plan	1,798
Deferred compensation	860	884
Deferred loan fees		1,215
Deferred loan fees and costs	59
Investment securities available-for-sale	14,266	379
Other	196	86
Total	24,882	10,370
Deferred tax liabilities:
Lease right-of-use assets	1,718	1,798
Premises and equipment, net	1,692	1,441
Merger related accounting	472	572
Deferred loan costs		885
Defined benefit plan		75
Investment securities available-for-sale	1,872
Other	389	244
Total	6,143	5,015
Net deferred tax asset	$18,739	$5,355

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 21.0 percent for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 is summarized as follows:

	2022		2021		2020
(Dollars in thousands, except percents)	Amount	%	Amount	%	Amount	%
Provision for income tax at statutory rate	$9,527	21.00%	$11,239	21.00%	$7,177	21.00%
State tax, net of federal benefit	216	0.63	475	0.89
Tax exempt interest	(1,400)	(3.09)	(1,194)	(2.23)	(1,032)	(3.02)
Bank owned life insurance income	(205)	(0.45)	(119)	(0.22)	(299)	(0.87)
Residential housing program tax credits	(911)	(2.01)	(1,091)	(2.04)	(1,094)	(3.20)
Other, net	49	(0.04)	688	1.29	69	0.19
Total	$7,276	16.04%	$9,998	18.69%	$4,821	14.10%

The Company computes deferred income taxes under the asset and liability method. Deferred incomes taxes are recognized for tax consequences of “temporary differences” by applying enacted statutory tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities. A deferred tax liability is recognized for all temporary differences that result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions subject to reduction of the asset by a valuation allowance.

The Company follows FASB ASC Topic 740 “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes. The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2022, 2021 and 2020. The Company does not have an accrual for uncertain tax positions as of December 31, 2022, 2021 or 2020, as deductions take or benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2019 and thereafter are subject to examination by tax authorities.

18. Parent Company financial statements:

CONDENSED BALANCE SHEETS

(Dollars in thousands)	2022	2021
Assets:
Cash and cash equivalents	$359	$4,044
Equity securities	110	140
Investment in bank subsidiary	346,734	368,427
Other assets	1,295	703
Total assets	$348,498	$373,314

Liabilities and Stockholders’ Equity:
Subordinated debt	$33,000	$33,000
Accrued interest payable	148	148
Other liabilities		40
Stockholders’ equity	315,350	340,126
Total liabilities and stockholders’ equity	$348,498	$373,314

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	2022	2021	2020
Income:
Dividends from subsidiaries	$11,325	$17,593	$10,518
Other income	3	4	8
Net gain realized on sale of equity securities			29
Unrealized holding gains (losses) on equity securities	(31)	2	(35)
Total income	11,297	17,599	10,520
Expense:
Interest expense on subordinated debt	1,774	1,774	1,035
Other expenses	1,188	222	200
Total expenses	2,962	1,996	1,235
Income before taxes and undistributed income	8,335	15,603	9,285
Income tax benefit	(624)	(410)	(255)
Income before undistributed income of subsidiaries	8,959	16,013	9,540
Equity in undistributed net income of subsidiaries	29,131	27,506	19,814
Net income	$38,090	$43,519	$29,354

condensed Statements of Cash Flows

(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$38,090	$43,519	$29,354
Adjustments:
Net losses (gains) on investment securities	31	(2)	6
Undistributed net income of subsidiaries	(29,131)	(27,506)	(19,814)
Increase in other assets	(591)	(429)	(255)
Increase (decrease) in other liabilities	(40)		148
Stock based compensation	534	546	570
Net cash provided by operating activities	8,893	16,128	10,009
Cash flows from investing activities:
Sale of equity securities			279
Net cash provided by investing activities			279
Cash flows from financing activities:
Proceeds from subordinated debentures			33,000
Investment in subsidiary			(30,000)
Retirement of common stock	(1,253)	(2,361)	(6,893)
Cash dividends paid	(11,325)	(10,792)	(10,518)
Net cash used in financing activities	(12,578)	(13,153)	(14,411)
Increase (decrease) in cash and cash equivalents	(3,685)	2,975	(4,123)
Cash and cash equivalents at beginning of year	4,044	1,069	5,192
Cash and cash equivalents at end of year	$359	$4,044	$1,069

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

Although subject to the aforementioned regulatory restrictions, the Company’s consolidated retained earnings at December 31, 2022 and 2021 were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

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

The amount of funds available for transfer from Peoples Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2022, the maximum amount available for transfer from Peoples Bank to the Company in the form of loans amounted to $36.7 million. At December 31, 2022 and 2021, there were no loans outstanding, nor were any advances made during 2022 and 2021.

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

Peoples Bank met the capital requirement for the “well capitalized” category under the regulatory framework for prompt corrective action at December 31, 2022. To be categorized as well capitalized, Peoples Bank must maintain certain minimum Tier I risk-based, total risk-based and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. Regulators may assign Peoples Bank to a lower capitalization category based on factors other than capital.

The Company and Peoples Bank’s actual capital ratios at December 31, 2022 and 2021, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	December 31, 2022
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$308,211	11.13%	$124,569	4.50%	$			%
Peoples Bank	339,596	12.27	124,563	4.50		179,924	6.50
Tier 1 capital to risk-weighted assets:
Consolidated	308,211	11.13	166,093	6.00
Peoples Bank	339,596	12.27	166,083	6.00		221,444	8.00
Total capital to risk-weighted assets:
Consolidated	335,683	12.13	221,457	8.00
Peoples Bank	367,068	13.26	221,444	8.00		276,806	10.00
Tier 1 capital to average assets:
Consolidated	308,211	9.03	136,559	4.00
Peoples Bank	339,596	9.69	140,167	4.00		175,209	5.00

	December 31, 2021
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$281,802	12.32%	$102,949	4.50%	$			%
Peoples Bank	310,102	13.76	101,449	4.50		146,538	6.50
Tier 1 capital to risk-weighted assets:
Consolidated	281,802	12.32	137,266	6.00
Peoples Bank	310,102	13.76	135,266	6.00		180,355	8.00
Total capital to risk-weighted assets:
Consolidated	310,185	13.56	183,021	8.00
Peoples Bank	338,284	15.01	180,355	8.00		225,443	10.00
Tier 1 capital to average assets:
Consolidated	281,802	9.16	123,013	4.00
Peoples Bank	310,102	9.58	129,476	4.00		161,845	5.00

20. Contingencies:

Neither the Company nor any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the operating results or financial position of the Company.

21. Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive (loss) included in stockholders’ equity at December 31, 2022 and 2021 are as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Net unrealized loss on investment securities available-for-sale	$(66,250)	$(1,791)
Income tax benefit	(14,266)	(376)
Net of income taxes	(51,984)	(1,415)
Benefit plan adjustments	(5,499)	(5,868)
Income tax benefit	(1,184)	(1,232)
Net of income taxes	(4,315)	(4,636)
Derivative adjustments	(47)	680
Income tax (benefit) expense	(10)	143
Net of income taxes	(37)	537
Accumulated other comprehensive loss	$(56,336)	$(5,514)

Other comprehensive income (loss) and related tax effects for the years ended December 31, 2022, 2021 and 2020 are as follows:

(Dollars in thousands)	2022	2021	2020
Unrealized loss on investment securities available-for-sale	$(66,435)	$(11,487)	$8,779
Net loss (gain) on the sale of investment securities available-for-sale (1)	1,976		(918)
Other comprehensive (loss) income on available-for-sale debt securities	(64,459)	(11,487)	7,861
Benefit plans:
Amortization of actuarial loss (2)	198	301	218
Actuarial gain (loss)	172	1,808	(1,616)
Net change in benefit plan liabilities	370	2,109	(1,398)
Net change in derivatives	(728)	(322)	315
Other comprehensive(loss) income before taxes	(64,817)	(9,700)	6,778
Income (benefit) tax	(13,995)	(2,037)	1,424
Other comprehensive (loss) income	$(50,822)	$(7,663)	$5,354

(1)	Represents amounts reclassified out of accumulated comprehensive income (loss) and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
(2)	Represents amounts reclassified out of accumulated comprehensive income (loss) and included in the computation of net periodic pension expense. Refer to Note 17 included in these consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2022, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2022, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2022.

Baker Tilly US, LLP, the Company’s independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2022 has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2022. That report is included in Item 8 of this Annual Report on Form 10-K.

/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)
/s/ John R. Anderson III
John R. Anderson III Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 15, 2023

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, under the following captions:

●	Proposal 1 – Election of Directors;
●	Board of Directors and Committees;
●	Executive Officers and Compensation;
●	Certain Relationships and Related Transactions;
●	Code of Ethics; and
●	Delinquent Section 16(a) Reports.

Item 11.	Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, under the following captions:

●	Executive Officers and Compensation;
●	Certain Relationships and Related Transactions;
●	Equity Compensation Plan Information;
●	Pay ratio disclosure;
●	2022 Director Compensation; and
●	Certain Relationships and Related Transactions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, under the caption “Certain Relationships and Related Transactions” and “Board of Directors and Committees – Director Independence.”

Item 14.	Principal Accountant Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, under the caption “Proposal 3 – Ratification of the Appointment of Baker Tilly US, LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2023.”

Part Iv

Item 15.	Exhibits, Financial Statement Schedules.
(a)	(1). The following consolidated financial statements are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 23)

Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Income and Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)	(2). Financial statement schedules are not applicable or included in the financial statements or related notes. The listing of exhibits is set forth on the Exhibit Index beginning on page E-1 and is incorporated in this Item 15 by reference.

Item  16. Form 10-K Summary.

Not applicable.

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
4.1

Certain instruments relating to long-term debt of the registrant and its consolidated subsidiaries not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.2	Description of Common Stock
10.1	Peoples Financial Services Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of registrant’s current report on Form 8-K filed with the SEC on May 23, 2017)*
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
10.5

Peoples Security Bank and Trust Company Employee Stock Ownership Plan, amended and restated as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed with the SEC on May 5, 2017)*

10.6

2016 Compliance Amendment to the Peoples Security Bank and Trust Company Employee Stock Ownership Plan.(incorporated by reference to Exhibit 10.6 to registrant’s Form 10-K filed with the SEC on March 16, 2022)*

10.7	Amendment #2 to the Peoples Security Bank and Trust Company Employee Stock Ownership Plan.(incorporated by reference to Exhibit 10.7 to registrant’s Form 10-K filed with the SEC on March 16, 2022)*
10.8

Peoples Security Bank and Trust Company Executive Cash Bonus Plan, amended and restated as of May 8, 2020 (incorporated by reference to Exhibit 10.1 attached to the registrant’s current report on Form 8-K filed with the Commission on May 12, 2020)*

10.9

Penn Security Bank & Trust Company Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the annual report of Penseco Financial Services Corp. on Form 10-K filed with the SEC on March 14, 2011)*

10.10

Employment Agreement, dated January 3, 2011, among Penseco Financial Services Corporation, Penn Security Bank & Trust, and Craig W. Best (incorporated by reference to Exhibit 10.1 of the current report of Penseco Financial Services Corp. on Form 8-K filed with the SEC on January 7, 2011)*

10.11

First Amendment to Employment Agreement dated December 31, 2015, by and among Peoples Financial Services Corp., Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 of the current report of Penseco Financial Services Corp. on Form 8-K filed with the SEC on January 6, 2016)*

10.12

Amended and Restated Deferred Compensation Plan #2, dated April 22, 2014, by and between Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on April 28, 2014)*

10.13

First Amendment to Amended and Restated Deferred Compensation Plan #2, dated August 29, 2015, by and between Peoples Security Bank and Trust Company and Craig Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on September 3, 2015)*

Exhibit No.	Description of Exhibit

10.14

Second Amendment to Amended and Restated Deferred Compensation Plan #2, dated January 30, 2020, by and between Peoples Security Bank and Trust and Craig Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on January 31, 2020)*

10.15

Penn Security Bank & Trust Company Excess Benefit Plan, amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the annual report of Penseco Financial Services Corp. on Form 10-K filed with the SEC on March 14, 2011)*

10.16

Employment Agreement, dated May 30, 2012, among Penseco Financial Services Corporation, Penn Security Bank and Trust Company, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012)*

10.17

Supplemental Executive Retirement Plan Agreement, dated May 31, 2012, by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012)*

10.18

Employment Agreement, dated as of August 27, 2014, by and between Peoples Bank and Neal D. Koplin (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K filed with the Commission on March 16, 2015)*

10.19

Supplemental Executive Retirement Plan Agreement, dated April 24, 2017, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Neal D. Koplin (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the Commission on April 25, 2017.)*

10.20

Form of Supplemental Director Retirement Plan Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K filed with the Commission on March 15, 2005)*

10.21

Form of Amendment to Supplemental Director Retirement Plan Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K filed with the Commission on March 15, 2006)*

10.22	Life Insurance Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K filed with the Commission on March 15, 2012)*
10.23

Employment Agreement dated as of September 30, 2016 between Peoples Security Bank and Trust Company and Timothy H. Kirtley (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on November 7, 2016)*

10.24

First Amendment to Employment Agreement dated as of December 5, 2017, by and between Peoples Security Bank and Trust Company and Timothy H. Kirtley(incorporated by reference to Exhibit 10.28 to the registrant’s annual report on Form 10-K filed with the Commission on March 14, 2018*

10.25

Second Amendment to Employment Agreement among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Timothy H. Kirtley (Incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed with the Commission on August 10, 2020)*

10.26

Change in Control Severance Agreement, dated as of January 5, 2021, by and between Peoples Security Bank and Trust Company and John R. Anderson, III (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on January 8, 2021)*

10.27

Supplemental Executive Retirement Plan Agreement, dated March 30, 2022, by and between Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Timothy H. Kirtley (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed with the Commission on April 1, 2022)*

10.28

Supplemental Executive Retirement Plan Agreement, dated March 30, 2022, by and between Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and John R. Anderson, III (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the Commission on April 1, 2022)*

10.29

Deferred Compensation Plan by and between Peoples Security Bank and Trust Company and Susan L. Hubble adopted April 1, 2022 (incorporated by reference to exhibit 10.3 to registrant’s quarterly report on Form 10-Q filed with the Commission on August 8, 2022)*

21.1	List of Subsidiaries

Exhibit No.	Description of Exhibit

23.1	Consent of Baker Tilly US, LLP
24.1	Power of Attorney (Included as part of signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	- Management contract or compensatory plan or arrangement

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

Name	Title	Date

/s/ William E. Aubrey II	Director and Chairman of the Board	March 15, 2023
William E. Aubrey II

/s/ Craig W. Best	Director and Chief Executive Officer	March 15, 2023
Craig W. Best	(Principal Executive Officer)

/s/ John R. Anderson III	Executive Vice President and Chief Financial Officer	March 15, 2023
John R. Anderson III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sandra L. Bodnyk	Director	March 15, 2023
Sandra L. Bodnyk

/s/ Ronald G. Kukuchka	Director	March 15, 2023
Ronald G. Kukuchka

Name	Title	Date

/s/ Richard S. Lochen, Jr.	Director	March 15, 2023
Richard S. Lochen, Jr.

/s/ James B. Nicholas	Director	March 15, 2023
James B. Nicholas

/s/ Eliza Zúñiga Ramirez	Director	March 15, 2023
Eliza Zúñiga Ramirez

/s/ Joseph T. Wright, Jr.	Director	March 15, 2023
Joseph T. Wright, Jr.