Form 10-Q
period 2023-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2023-05-10
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,150,757 at May l, 2023.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2023

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents
Cash and due from banks	$31,354	$37,675
Interest-bearing deposits in other banks	7,129	193
Federal funds sold	102,100
Total cash and cash equivalents	140,583	37,868

Investment securities:
Available-for-sale	418,125	477,703
Equity investments carried at fair value	81	110
Held-to-maturity: Fair value March 31, 2023, $77,073; December 31, 2022, $76,563	89,705	91,179
Total investment securities	507,911	568,992
Loans	2,818,043	2,730,116
Less: allowance for credit losses	25,444	27,472
Net loans	2,792,599	2,702,644
Goodwill	63,370	63,370
Premises and equipment, net	56,561	55,667
Bank owned life insurance	48,598	48,344
Deferred tax assets	16,015	18,739
Accrued interest receivable	11,678	11,715
Intangible assets, net	77	105
Other assets	41,079	46,071
Total assets	$3,678,471	$3,553,515

Liabilities:
Deposits:
Noninterest-bearing	$746,089	$772,765
Interest-bearing	2,489,878	2,273,833
Total deposits	3,235,967	3,046,598
Short-term borrowings	17,280	114,930
Long-term debt	25,000	555
Subordinated debentures	33,000	33,000
Accrued interest payable	2,304	903
Other liabilities	36,286	42,179
Total liabilities	3,349,837	3,238,165

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,150,757 shares at March 31, 2023 and 7,158,017 shares at December 31, 2022	14,323	14,321
Capital surplus	126,231	126,850
Retained earnings	237,522	230,515
Accumulated other comprehensive loss	(49,442)	(56,336)
Total stockholders’ equity	328,634	315,350
Total liabilities and stockholders’ equity	$3,678,471	$3,553,515

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2023	2022
Interest income:
Interest and fees on loans:
Taxable	$30,049	$20,853
Tax-exempt	1,389	1,161
Interest and dividends on investment securities:
Taxable	2,124	1,972
Tax-exempt	457	510
Dividends	2
Interest on interest-bearing deposits in other banks	14	2
Interest on federal funds sold	243	73
Total interest income	34,278	24,571

Interest expense:
Interest on deposits	9,678	1,468
Interest on short-term borrowings	1,086
Interest on long-term debt	27	28
Interest on subordinated debt	443	444
Total interest expense	11,234	1,940
Net interest income	23,044	22,631
Provision for credit losses	1,264	300
Net interest income after provision for credit losses	21,780	22,331

Noninterest income:
Service charges, fees, commissions and other	1,965	1,692
Merchant services income	118	114
Commission and fees on fiduciary activities	557	555
Wealth management income	398	351
Mortgage banking income	103	144
Increase in cash surrender value of life insurance	258	218
Interest rate swap revenue	223	343
Net (losses) gains on equity investment securities	(29)	4
Net gains on sale of investment securities available for sale	81
Total noninterest income	3,674	3,421

Salaries and employee benefits expense	9,080	8,040
Net occupancy and equipment expense	4,103	3,825
Amortization of intangible assets	29	96
Net gain on sale of other real estate owned		(458)
Professional fees and outside services	619	470
FDIC insurance and assessments	501	326
Donations	397	334
Other expenses	1,757	1,656
Total noninterest expense	16,486	14,289
Income before income taxes	8,968	11,463
Provision for income tax expense	1,389	1,833
Net income	7,579	9,630

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	10,836	(32,612)
Reclassification adjustment for net gain on sales included in net income	(81)
Change in derivative fair value	(1,970)	(493)
Other comprehensive income (loss)	8,785	(33,105)
Income tax expense (benefit) related to other comprehensive income (loss)	1,891	(6,952)
Other comprehensive income (loss), net of income tax expense (benefit)	6,894	(26,153)
Comprehensive income (loss)	$14,473	$(16,523)

Per share data:
Net income:
Basic	$1.06	$1.34
Diluted	$1.05	$1.33
Average common shares outstanding:
Basic	7,157,553	7,172,455
Diluted	7,198,970	7,216,421
Dividends declared	$0.41	$0.39

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2023	$14,321	$126,850	$230,515	$(56,336)	$315,350
Cumulative impact of adoption of ASU 2016-13(1), net of tax			2,364		2,364
Net income			7,579		7,579
Other comprehensive income, net of tax				6,894	6,894
Dividends declared: $0.41 per share			(2,936)		(2,936)
Stock based compensation		209			209
Restricted stock issued: 17,640 shares	35	(35)
Share retirement: 16,573 shares	(33)	(793)			(826)
Balance, March 31, 2023	$14,323	$126,231	$237,522	$(49,442)	$328,634

(1) See Note 1 for additional details related to adoption of ASU 2016-13.

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2022	$14,341	$127,549	$203,750	$(5,514)	$340,126
Net income			9,630		9,630
Other comprehensive loss, net of tax				(26,153)	(26,153)
Dividends declared: $0.39 per share			(2,796)		(2,796)
Stock based compensation		(28)			(28)
Restricted stock issued: 12,332 shares, (unearned income $210k)	24	(24)
Share retirement: 6,714 shares	(13)	(305)			(318)
Balance, March 31, 2022	$14,352	$127,192	$210,584	$(31,667)	$320,461

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2023	2022
Cash flows from operating activities:
Net income	$7,579	$9,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	703	663
Amortization of right-of-use lease asset	124	146
Amortization of deferred loan fees, net	150	949
Amortization of intangibles	29	96
Amortization of low income housing partnerships	121	121
Provision for credit losses	1,264	300
Net unrealized loss (gain) on equity investment securities	29	(4)
Net gain on sale of other real estate owned		(458)
Loans originated for sale	(1,244)	(3,798)
Proceeds from sale of loans originated for sale	1,245	4,069
Net gain on sale of loans originated for sale	(1)	(24)
Net amortization of investment securities	290	431
Net gain on sale of investment securities available-for-sale	(81)
Gain on sale of premises and equipment	(14)	(5)
Increase in cash surrender value of life insurance	(258)	(218)
Deferred income tax expense	183	4
Stock based compensation	209	(28)
Net change in:
Accrued interest receivable	37	(693)
Other assets	(3,019)	(3,869)
Accrued interest payable	1,401	436
Other liabilities	(4,198)	1,388
Net cash provided by operating activities	4,549	9,136
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	67,362
Proceeds from repayments of investment securities:
Available-for-sale	2,791	12,897
Held-to-maturity	1,446	1,207
Purchases of investment securities:
Available-for-sale		(64,051)
Held-to-maturity		(25,873)
Net redemption of restricted equity securities	4,743	1,352
Net increase in loans	(88,086)	(69,733)
Investment in bank owned life insurance		(1,081)
Purchases of premises and equipment	(2,506)	(1,284)
Proceeds from the sale of premises and equipment	14	5
Proceeds from bank owned life insurance		225
Proceeds from sale of other real estate owned		946
Net cash used in investing activities	(14,236)	(145,390)
Cash flows from financing activities:
Net increase in deposits	189,369	1,467
Proceeds from long-term debt	25,000
Repayment of long-term debt	(555)	(529)
Net decrease in short-term borrowings	(97,650)
Retirement of common stock	(826)	(318)
Cash dividends paid	(2,936)	(2,796)
Net cash provided (used) by financing activities	112,402	(2,176)
Net increase (decrease) in cash and cash equivalents	102,715	(138,430)
Cash and cash equivalents at beginning of period	37,868	279,933
Cash and cash equivalents at end of period	$140,583	$141,503

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2023	2022
Supplemental disclosures:
Cash paid during the period for:
Interest	$9,833		$1,504
Income taxes	47		35
Noncash items:
Initial recognition of right-of-use assets	$(785)	$
Initial recognition of lease liability	(820)

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three months ended and as of March 31, 2023, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for credit losses, fair value of financial instruments, the valuation of deferred tax assets, and impairment of goodwill. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022.

Second Quarter Dividend Declaration

On April 28, 2023, the Board of Directors declared a second quarter dividend of $0.41 per share. The dividend is payable on June 15, 2023 to shareholders of record as of May 31, 2023.

Adoption of New Accounting Standard

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) model.  The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.  At adoption, the Company decreased its allowance for credit losses by $3.0 million. Upon adoption the Company recorded a cumulative effect adjustment that increased stockholders’ equity by $2.4 million, net of tax.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures” effective January 1, 2023. The ASU addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures.

Allowance for Credit Losses

The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the consolidated balance sheets. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the consolidated balance sheets in other liabilities while the provision for credit losses related to unfunded commitments is reported in other non-interest expense in the consolidated statements of income and comprehensive income (loss).

Allowance for Credit Losses on Loans Receivable

The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include residential real estate, consumer, commercial and industrial, commercial real estate and municipal. At each reporting period, the Company evaluates whether loans within a pool continue to exhibit similar risk characteristics. If the risk characteristics of a loan change, such that they are no longer similar to other loans in the pool, the Company will evaluate the loan with a different pool of loans that share similar risk characteristics.  If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. The Company evaluates the pooling methodology at least annually. Loans are charged off against the allowance for credit losses when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off.

The Company estimates the allowance for credit losses on loans using an advanced probability of default model which incorporates probability of default, loss given default, exposure at default and probability of attrition attributes. The model considers relevant available information at both the portfolio and loan level from internal data that is supplemented by shared data pool information. The model also incorporates reasonable and supportable economic forecasts. After the reasonable and supportable forecast period, the model reverts to average historical losses. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications.

Also included in the allowance for credit losses on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis described above. Factors that the Company considers include changes in lending policies and procedures, changes in management, changes in the quality of the loan review process, the existence of any concentrations of credit and other external factors.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Individually Evaluated Loans

On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. The Bank has determined that any loans currently on non-accrual status or are 90 or more days past due and still accruing are considered impaired and should be individually evaluated for losses. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will establish a reserve for the difference between the fair value of the collateral, less costs to sell and carrying costs at the reporting date and the amortized cost basis of the loan. If this amount is deemed uncollectible, the Company will charge-off that amount.

Acquired Loans

Acquired loans are included in the Company's calculation of the allowance for credit losses. How the allowance on an acquired loan is recorded depends on whether or not it has been classified as a Purchased Credit Deteriorated (“PCD”) loan. PCD loans are loans acquired at a discount that is due, in part, to credit quality. PCD loans are accounted for in accordance with ASC Subtopic 326-20 and are initially recorded at fair value as determined by the sum of the present value of expected future cash flows and an allowance for credit losses at acquisition. The allowance for PCD loans is recorded through a gross-up effect, while the allowance for acquired non-PCD loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which loans are PCD and non-PCD can have a significant impact on the accounting for these loans. Subsequent to acquisition, the allowance for PCD loans will generally follow the same estimation, provision and charge-off process as non-PCD acquired and originated loans.

Under FASB ASC Topic 326, a PCD asset is defined as an individual financial asset that as of the date of acquisition has experienced a more than insignificant deterioration in credit quality since origination as determined during the acquisition process. Upon identification of these assets, the amortized cost basis will be adjusted at the time of acquisition to reflect any impairment amount. After acquisition, PCD loans will be either collectively evaluated for reserve requirements or individually evaluated if on nonaccrual status or are 90 or more days past due and still accruing.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the allowance for credit losses on unfunded loan commitments is included in other liabilities on the consolidated balance sheets and the related credit expense is recorded in other non-interest expense in the consolidated statements of income and comprehensive income (loss).

Allowance for Credit Losses on Held to Maturity Securities

The Company’s portfolio of held to maturity securities consists of municipal bonds and U.S. agency residential mortgage-backed securities which are highly rated by major rating agencies and have a long history of no credit losses. In estimating the net amount expected to be collected for held to maturity securities in an unrealized loss position, a historical loss based method is utilized.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Allowance for Credit Losses on Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $9.8 million at March 31, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available of sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $1.6 million and $191 thousand, respectively, at March 31, 2023 and is excluded from the estimate of credit losses.

Recent accounting standards:

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the required effective dates. The following should be read in conjunction with "Note 1 Summary of significant accounting policies" of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on the Company’s consolidated financial statements.

ASU 2023-01, “Leases (Topic 842) - Common Control Arrangements” (ASU 2023-01) requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with an unrelated party (on the basis of legally enforceable terms and conditions). ASU 2023-01 is effective January 1, 2024 and is not expected to have an impact on our financial statements.

ASU 2023-02 “Investments - Equity Method and Join Ventures (Topic 323) - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (ASU 2023-02) permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective January 1, 2024 and is not expected to have an impact on our financial statements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

2. Other comprehensive income (loss):

The components of other comprehensive income (loss) and their related tax effects are reported in the consolidated statements of income and comprehensive income (loss). The accumulated other comprehensive loss included in the consolidated balance sheets relates to net unrealized gains and losses on investment securities available-for-sale, benefit plan adjustments and adjustments to derivative fair values.

The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Net unrealized loss on investment securities available-for-sale	$(55,495)	$(66,250)
Income tax benefit	(11,950)	(14,266)
Net of income taxes	(43,545)	(51,984)
Benefit plan adjustments	(5,499)	(5,499)
Income tax benefit	(1,184)	(1,184)
Net of income taxes	(4,315)	(4,315)
Derivative adjustments	(2,017)	(47)
Income tax benefit	(434)	(10)
Net of income taxes	(1,583)	(37)
Accumulated other comprehensive loss	$(49,442)	$(56,336)

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31, 2023 and 2022:

	2023		2022
(Dollars in thousands, except percents)	Basic	Diluted	Basic	Diluted
Net income	$7,579	$7,579	$9,630	$9,630
Average common shares outstanding	7,157,553	7,198,970	7,172,455	7,216,421
Earnings per share	$1.06	$1.05	$1.34	$1.33

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$197,660	$	$16,096	$181,564
U.S. government-sponsored enterprises	16,872		441	16,431
State and municipals:
Taxable	68,426	5	11,227	57,204
Tax-exempt	77,668	1	9,095	68,574
Residential mortgage-backed securities:
U.S. government agencies	942		34	908
U.S. government-sponsored enterprises	95,947		17,735	78,212
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,105		484	11,621
Corporate debt securities	4,000		389	3,611
Total	$473,620	$6	$55,501	$418,125
Held-to-maturity:
Tax-exempt state and municipals	$11,228	$8	$674	$10,562
Residential mortgage-backed securities:
U.S. government agencies	16,806		2,541	14,265
U.S. government-sponsored enterprises	61,671		9,425	52,246
Total	$89,705	$8	$12,640	$77,073

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$199,937	$	$19,640	$180,297
U.S. government-sponsored enterprises	16,955		585	16,370
State and municipals:
Taxable	68,946		13,588	55,358
Tax-exempt	99,774	93	11,460	88,407
Residential mortgage-backed securities:
U.S. government agencies	982		40	942
U.S. government-sponsored enterprises	141,231		20,112	121,119
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,128		544	11,584
Corporate debt securities	4,000		374	3,626
Total	$543,953	$93	$66,343	$477,703
Held-to-maturity:
Tax-exempt state and municipals	$11,237	$1	$841	$10,397
Residential mortgage-backed securities:
U.S. government agencies	17,304		3,016	14,288
U.S. government-sponsored enterprises	62,638		10,760	51,878
Total	$91,179	$1	$14,617	$76,563

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The Company had net unrealized losses on available-for-sale securities of $43.5 million net of deferred income taxes of $12.0 million at March 31, 2023 and net unrealized losses on available-for-sale securities of $52.0 million net of deferred income taxes of $14.3 million at December 31, 2022. During the three month period ended March 31, 2023, investment securities, including U.S. Treasury bonds and mortgage-backed securities, with a par value of $65.6 million were sold at a net gain of $81 thousand. The proceeds were used to pay-down higher cost short-term borrowings.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2023, is summarized as follows:

Fair
(Dollars in thousands)	Value
Within one year	$15,202
After one but within five years	176,975
After five but within ten years	66,629
After ten years	66,319
325,125
Mortgage-backed and other amortizing securities	93,000
Total	$418,125

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at March 31, 2023, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Within one year	$	$
After one but within five years
After five but within ten years	8,877	8,355
After ten years	2,351	2,207
	11,228	10,562
Mortgage-backed securities	78,477	66,511
Total	$89,705	$77,073

Securities with a carrying value of $151.2 million and $168.0 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2023 and December 31, 2022, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2023
	Less Than 12 Months			12 Months or Greater			Total
	Number of			Number of			Number of
	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized
(Dollars in thousands)	Loss Position	Value	Losses	Loss Position	Value	Losses	Loss Position	Value	Losses
U.S. Treasury securities		$		$43	$181,564	$16,096	43	$181,564	$16,096
U.S. government-sponsored enterprises				5	16,431	441	5	16,431	441
State and municipals:
Taxable	2	999	19	63	54,709	11,208	65	55,708	11,227
Tax-exempt	7	3,095	29	98	70,366	9,740	105	73,461	9,769
Residential mortgage-backed securities:
U.S. government agencies	2	818	31	7	14,355	2,544	9	15,173	2,575
U.S. government-sponsored enterprises	1	527	12	40	129,931	27,148	41	130,458	27,160
Commercial mortgage-backed securities:
U.S. government agencies
U.S. government-sponsored enterprises	1	1,926	86	3	9,695	398	4	11,621	484
Corporate debt securities				6	3,611	389	6	3,611	389
Total	13	$7,365	$177	265	$480,662	$67,964	278	$488,027	$68,141

	December 31, 2022
	Less Than 12 Months			12 Months or Greater			Total
	Number of			Number of			Number of
	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized
(Dollars in thousands)	Loss Position	Value	Losses	Loss Position	Value	Losses	Loss Position	Value	Losses
U.S. Treasury securities	5	$23,700	$1,887	40	$156,597	$17,753	45	$180,297	$19,640
U.S. government-sponsored enterprises	4	14,104	197	1	2,266	388	5	16,370	585
State and municipals:
Taxable	21	19,919	2,908	45	34,464	10,680	66	54,383	13,588
Tax-exempt	39	30,973	1,690	84	59,664	10,611	123	90,637	12,301
Residential mortgage-backed securities:
U.S. government agencies	5	904	39	4	14,326	3,017	9	15,230	3,056
U.S. government-sponsored enterprises	19	57,166	2,029	25	115,831	28,843	44	172,997	30,872
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	4	11,584	544				4	11,584	544
Corporate debt securities	1	953	47	5	2,673	327	6	3,626	374
Total	98	$159,303	$9,341	204	$385,821	$71,619	302	$545,124	$80,960

As described in Note 1, on January 1, 2023 the Company adopted amended accounting guidance that requires an allowance for credit losses be deducted from the amortized cost basis of financial assets, including investment securities held to maturity, to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset. The Company estimated no allowance for credit losses for its investment securities classified as held-to-maturity at January 1, 2023 or March 31, 2023, as the portfolio of held-to-maturity securities consists entirely of U.S. government sponsored enterprises, agencies and states and political subdivisions investments.

The unrealized losses on securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, there was no allowance for credit loss required on available-for-sale debt securities in an unrealized loss position at March 31, 2023 and December 31, 2022.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

5. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2023 and December 31, 2022 are summarized as follows. The Company had net deferred loan origination fees of $0.1 million and $0.3 million at March 31, 2023 and December 31, 2022, respectively.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commercial and Industrial	$430,098	$433,048
Municipal	169,278	166,210
Total	599,376	599,258
Real estate
Commercial	1,782,911	1,709,827
Residential	342,459	330,728
Total	2,125,370	2,040,555
Consumer
Indirect Auto	86,587	76,461
Consumer Other	6,710	13,842
Total	93,297	90,303
Total	$2,818,043	$2,730,116

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

Included in the commercial and industrial balances at March 31, 2023 are Paycheck Protection Program (PPP) loans that had an outstanding balance of $22.2 million comprised of $10.9 million remaining from those originated during 2021 as part of round two and $11.3 million remaining from loans originated during 2020 under round one of the program. At December 31, 2022, PPP loans had outstanding balances totaling $22.3 million. Net deferred loan origination fees remaining related to PPP loans was $0.2 million at March 31, 2023 and December 31, 2022. The PPP loans are risk rated ‘Pass’ and do not carry an allowance for credit losses due to a 100% SBA guarantee. At March 31, 2023 and December 31, 2022, the outstanding PPP balances were considered current.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables present the balance of the allowance for credit losses at March 31, 2023 and 2022.  For the three months ended March 31, 2023, the balance of the allowance for credit losses is based on the CECL methodology, as presented in Note 1. For the three months ended March 31, 2022, the allowance for loan losses is based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

			Real estate
March 31, 2023	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:	$4,365	$1,247	$17,915	$3,072	$873	$27,472
Impact of adopting ASU 2016-13	(1,683)	747	(3,344)	987	30	(3,263)
Adjusted Beginning Balance January 1, 2023	2,682	1,994	14,571	4,059	903	24,209
Charge-offs	(4)				(71)	(75)
Recoveries			1	16	49	66
Provisions (credits)	(197)	324	1,120	(207)	204	1,244
Ending balance	$2,481	$2,318	$15,692	$3,868	$1,085	$25,444

			Real estate
March 31, 2022	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2022	$7,466	$987	$15,928	$3,209	$793	$28,383
Charge-offs	(161)		(132)		(62)	(355)
Recoveries	9		16	3	51	79
Provisions (credits)	(887)	179	977	43	(12)	300
Ending balance	$6,427	$1,166	$16,789	$3,255	$770	$28,407

The following table represents the allowance for credit losses by major classification of loan and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at March 31, 2023 under ASU 2016-13.

			Real estate
March 31, 2023	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Ending balance	$2,481	$2,318	$15,692	$3,868	$1,085	$25,444
Ending balance: individually evaluated	14					14
Ending balance: collectively evaluated	$2,467	$2,318	$15,692	$3,868	$1,085	$25,430
Loans receivable:
Ending balance	$430,098	$169,278	$1,782,911	$342,459	$93,297	$2,818,043
Individually evaluated - collateral dependent - real estate	10		867	789		1,666
Individually evaluated - collateral dependent - non-real estate	14					14
Collectively evaluated	430,074	169,278	1,782,044	341,670	93,297	2,816,363

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table represents the allowance for loan losses by major classification of loan and whether the loans were individually or collectively evaluated for impairment at December 31, 2022 prior to the adoption of ASU 2016-13.

			Real estate
December 31, 2022	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$4,365	$1,247	$17,915	$3,072	$873	$27,472
Ending balance: individually evaluated for impairment	19			21		40
Ending balance: collectively evaluated for impairment	$4,346	$1,247	$17,915	$3,051	$873	$27,432
Loans receivable:
Ending balance	$433,048	$166,210	$1,709,827	$330,728	$90,303	$2,730,116
Ending balance: individually evaluated for impairment	98		2,063	1,760		3,921
Ending balance: collectively evaluated for impairment	432,950	166,210	1,707,764	328,968	90,303	2,726,195

Nonaccrual Loans

 The following table presents the Company’s nonaccrual loans at March 31, 2023 and December 31, 2022 and interest income for the quarter that would have been recorded under the original terms of such nonaccrual loans.

	March 31, 2023
					Interest Income
					Recorded for
	Total	Nonaccrual with		Nonaccrual with	Nonaccrual Loans
	Nonaccrual	an Allowance for		no Allowance for	in the three months
(Dollars in thousands)	Loans	Credit Losses		Credit Losses	ended March 31, 2023
Commercial	$14	$14	$		$5
Municipal
Real estate:
Commercial	867			867	374
Residential	723			723
Consumer	194			194
Total	$1,798	$14		$1,784	$379

	December 31, 2022
					Interest Income
					Recorded for
	Total	Nonaccrual with	Nonaccrual with		Nonaccrual Loans
	Nonaccrual	an Allowance for	no Allowance for		in the three months
(Dollars in thousands)	Loans	Credit Losses	Credit Losses		ended December 31, 2022
Commercial	$86	$19	$67	$
Municipal
Real estate:
Commercial	1,155		1,155
Residential	562		562
Consumer	232		232
Total	$2,035	$19	$2,016	$

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table summarizes information concerning impaired loans, which include nonaccrual loans, troubled debt restructurings and loans past due 90 days or more and still accruing, as of and for the three months ended March 31, 2022 by major loan classification:

	March 31, 2022
				For the Quarter Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$138	$475	$	$148	$2
Municipal
Real estate:
Commercial	2,748	3,505		2,562	12
Residential	874	1,047		874	4
Consumer	207	217		173
Total	3,967	5,244		3,757	18
With an allowance recorded:
Commercial	21	21	21	31
Municipal
Real estate:
Commercial	440	452	45	477	4
Residential	273	274	49	338	3
Consumer
Total	734	747	115	846	7
Total impaired loans
Commercial	159	496	21	179	2
Municipal
Real estate:
Commercial	3,188	3,957	45	3,039	16
Residential	1,147	1,321	49	1,212	7
Consumer	207	217		173
Total	$4,701	$5,991	$115	$4,603	$25

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

The following table presents the amortized cost of loans and gross chargeoffs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2023:

(Dollars in thousands)		2023		2022		2021		2020		2019		Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass		$11,531		$50,495		$46,353		$32,496		$50,260		$89,938	$140,615	$421,688
Special Mention													67	67
Substandard		15				46				53		276	7,953	8,343
Total Commercial		11,546		50,495		46,399		32,496		50,313		90,214	148,635	430,098

Municipal
Pass		1,400		45,146		91,776		11,850		36		18,983	87	169,278
Special Mention
Substandard
Total Municipal		1,400		45,146		91,776		11,850		36		18,983	87	169,278

Commercial real estate
Pass		55,319		531,819		488,524		151,845		154,002		386,268		1,767,777
Special Mention		1,763								303		3,301		5,367
Substandard		175				1,637		165		628		7,162		9,767
Total Commercial real estate		57,257		531,819		490,161		152,010		154,933		396,731		1,782,911

Residential real estate
Pass		5,741		55,051		69,011		28,927		17,764		93,343	72,014	341,851
Special Mention
Substandard						17		214				377		608
Total Residential real estate		5,741		55,051		69,028		29,141		17,764		93,720	72,014	342,459

Consumer
Pass		17,548		39,005		17,087		8,127		5,179		5,457	700	93,103
Special Mention
Substandard						111		30		19		34		194
Total Consumer		17,548		39,005		17,198		8,157		5,198		5,491	700	93,297

Total Loans		$93,492		$721,516		$714,562		$233,654		$228,244		$605,139	$221,436	$2,818,043

Gross charge-offs
Commercial	$		$		$		$		$		$		$4	$4
Municipal
Commercial real estate
Residential real estate
Consumer				1		35		17		10		8		71
Total Gross charge-offs	$			$1		$35		$17		$10		$8	$4	$75

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the amortized cost of loans by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2022 as disclosed prior to ASU 2016-13:

	December 31, 2022
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial	$424,411	$7,822	$815	$	$433,048
Municipal	166,210				166,210
Real estate:
Commercial	1,699,041	7,509	3,277		1,709,827
Residential	329,098		1,630		330,728
Consumer	90,020		283		90,303
Total	$2,708,780	$15,331	$6,005	$	$2,730,116

The major classifications of loans by past due status are summarized as follows:

	March 31, 2023
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$156	$	$14	$170	$429,928	$430,098	$
Municipal					169,278	169,278
Real estate:
Commercial	92	616	245	953	1,781,958	1,782,911
Residential	1,965	444	467	2,876	339,583	342,459	59
Consumer	487	92	53	632	92,665	93,297
Total	$2,700	$1,152	$779	$4,631	$2,813,412	$2,818,043	$59

	December 31, 2022
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$137	$38	$86	$261	$432,787	$433,048	$
Municipal					166,210	166,210
Real estate:
Commercial	102	2	334	438	1,709,389	1,709,827
Residential	1,162	128	988	2,278	328,450	330,728	748
Consumer	690	199	120	1,009	89,294	90,303
Total	$2,091	$367	$1,528	$3,986	$2,726,130	$2,730,116	$748

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presents the activity in the ACL on off balance sheet commitments for the three months ended March 31, 2023:

(Dollars in thousands)	March 31, 2023
Balance at December 31, 2022	$179
Impact of adopting Topic 326	270
Credit recorded in noninterest expense	(185)
Total allowance for credit losses on off balance sheet commitments	$264

 Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

There were no loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023 and hence there were no loans made to borrowers experiencing financial difficulty that subsequently defaulted.

Information on loan modifications prior to the adoption of ASU 2022-02 on January 1, 2023 is presented in accordance with the applicable accounting standards in effect at that time. During the three months ended March 31, 2022, the Company did not modify any loans that were determined to be a troubled debt restructuring.

6. Other assets:

The components of other assets at March 31, 2023 and December 31, 2022 are summarized as follows:

Restricted equity securities declined $4.7 million from December 31, 2022 due to lower FHLB stock requirement resulting from a decrease in borrowings. Interest rate swaps balance represents the fair value of our commercial loan back-to-back swaps and is lower due to a decline in market rates from December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Other real estate owned	$121	$121
Investment in low income housing partnership	5,325	5,446
Mortgage servicing rights	906	914
Restricted equity securities (FHLB and other)	4,887	9,630
Interest rate floor	1	1
Interest rate swaps	18,485	21,794
Other assets	11,354	8,165
Total	$41,079	$46,071

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

During the periods ended March 31, 2023 and December 31, 2022 there were no transfers in or out of Level 3.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Derivative contracts create exposure to interest rate movements as well as risks from the potential of non-performance of the counterparty.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
March 31, 2023	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$181,564	$181,564	$	$
U.S. government-sponsored enterprises	16,431		16,431
State and municipals:
Taxable	57,204		57,204
Tax-exempt	68,574		68,574
Mortgage-backed securities:
U.S. government agencies	908		908
U.S. government-sponsored enterprises	89,833		89,833
Corporate debt securities	3,611		3,611
Common equity securities	81	81
Total investment securities	$418,206	$181,645	$236,561	$
Interest rate floor-other assets	$1		$1
Interest rate swap-other assets	$18,485		$18,485
Interest rate floor-other liabilities	(1,980)		(1,980)
Interest rate swap-other liabilities	$(17,914)		$(17,914)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2022	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$180,297	$180,297	$	$
U.S. government-sponsored enterprises	16,370		16,370
State and municipals:
Taxable	55,358		55,358
Tax-exempt	88,407		88,407
Mortgage-backed securities:
U.S. government agencies	942		942
U.S. government-sponsored enterprises	132,703		132,703
Corporate debt securities	3,626		3,626
Common equity securities	110	110
Total investment securities	$477,813	$180,407	$297,406	$
Interest rate floor-other assets	$1		$1
Interest rate swap-other assets	$21,794		$21,794
Interest rate swap-other liabilities	$(21,466)		$(21,466)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022 are summarized as follows:

Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
March 31, 2023	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$1,680	$	$	$1,680

Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2022	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$220	$	$	$220

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
March 31, 2023	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$1,680	Appraisal of collateral	Appraisal adjustments	22.8% to 77.0% (67.3)%
			Liquidation expenses	3.0% to 6.0% (5.2)%

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2022	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$220	Appraisal of collateral	Appraisal adjustments	21.6% to 97.0% (77.7)%
			Liquidation expenses	3.0% to 6.0% (4.9)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at March 31, 2023 and December 31, 2022 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
March 31, 2023	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$140,583	$140,583	$140,583	$	$
Investment securities:
Available-for-sale	418,125	418,125	181,564	236,561
Common equity securities	81	81	81
Held-to-maturity	89,705	77,073		77,073
Loans held for sale
Net loans	2,792,599	2,629,921			2,629,921
Accrued interest receivable	11,678	11,678		11,678
Mortgage servicing rights	906	1,747		1,747
Restricted equity securities (FHLB and other)	4,887	4,887		4,887
Interest rate floor	1	1		1
Interest rate swaps	18,485	18,485		18,485
Total	$3,477,050	$3,302,580
Financial liabilities:
Deposits	$3,235,967	$3,229,495	$	$3,229,495	$
Short-term borrowings	17,280	17,280		17,280
Long-term debt	25,000	24,982		24,982
Subordinated debentures	33,000	31,898		31,898
Accrued interest payable	2,304	2,304		2,304
Interest rate floor	1,980	1,980		1,980
Interest rate swaps	17,914	17,914		17,914
Total	$3,333,445	$3,325,853

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2022	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$37,868	$37,868	$37,868	$	$
Investment securities:
Available-for-sale	477,703	477,703	180,297	294,706
Common equity securities	110	110	110
Held-to-maturity	91,179	76,563		76,563
Loans held for sale
Net loans	2,702,644	2,562,780			2,562,780
Accrued interest receivable	11,715	11,715		11,715
Mortgage servicing rights	914	1,762		1,762
Restricted equity securities (FHLB and other)	9,630	9,630		9,630
Interest rate floor	1	1		1
Interest rate swaps	21,794	21,794		21,794
Total	$3,353,558	$3,199,926
Financial liabilities:
Deposits	$3,046,598	$3,035,615	$	$3,035,615	$
Short-term borrowings	114,930	114,743		114,743
Long-term debt	555	555		555
Subordinated debentures	33,000	53,998		53,998
Accrued interest payable	903	903		903
Interest rate swaps	21,466	21,466		21,466
Total	$3,217,452	$3,227,280

8. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”) and a Retirement Profit Sharing Plan. The Company also maintains Supplemental Executive Retirement Plans (“SERPs”) and an Employees’ Pension Plan, which is currently frozen.

For the three months ended March 31, salaries and employee benefits expense includes approximately $478 thousand in 2023, and $256 thousand in 2022 relating to the employee benefit plans.

	Pension Benefits
(Dollars in thousands)	2023	2022
Net periodic pension income:
Interest cost	$164	$114
Expected return on plan assets	(293)	(352)
Amortization of unrecognized net loss	50	50
Net periodic pension income:	$(79)	$(188)

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

As of March 31, 2023, there were 17,364 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the three months ended March 31, 2023, the Company granted no awards of restricted stock and restricted stock units under the 2017 Plan. For the three months ended March 31, 2022, the Company granted 19,787 shares underlying such awards, respectively.

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

The Company recognized net compensation costs of $209 thousand for the three months ended March 31, 2023 for awards granted under the 2017 Plan. The Company recognized compensation expense of $199 thousand for the three months ended March 31, 2022 for awards granted under the 2017 Plan. As of March 31, 2023, the Company had $0.8 million of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 1.5 years.

9. Derivatives and hedging activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s existing credit derivatives result from participations of loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that an additional $32 thousand will be reclassified as a reduction to interest income.

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, SOFR. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of March 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)			Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in Thousands)	2023		2022	2023		2022
AFS Securities (1)	$100,000	$		$1,986	$

Total	$100,000	$		$1,986	$
(1)	These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $146.1 million. The amounts of the designated hedged items were $138.6 million.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of March 31, 2023, the Company had 96 interest rate swaps with an aggregate notional amount of $209.7 million related to this program.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The Company’s existing credit derivatives result from participations in or out of interest rate swaps provided by or to external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain lenders which participate in loans.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022.

Fair Values of Derivative Instruments
	Derivative Assets					Derivative Liabilities
	As of March 31, 2023			As of December 31, 2022		As of March 31, 2023			As of December 31, 2022
(Dollars in Thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location		Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$25,000	Other Assets	$1	Other Assets	$1	$100,000	Other Liabilities	$1,970	Other Liabilities	$
Total derivatives designated as hedging instruments			$1		$1			$1,970		$

Derivatives not designated as hedging instruments
Interest Rate Products	$208,147	Other Assets	$18,963	Other Assets	$22,195	$208,147	Other Liabilities	$18,392	Other Liabilities		$21,466
Other Contracts	1,522	Other Assets	6	Other Assets		6,307	Other Liabilities	2	Other Liabilities
Total derivatives not designated as hedging instruments			$18,969		$22,195			$18,394			$21,466
(1)	Amounts include accrued interest.
(2)	Notional amount of interest rate floor at December 31, 2022 was $25.0 million. Notional asset amount of interest rate swaps at December 31, 2022 was $187.3 million and $1.5 million for risk participation agreements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of March 31, 2023 and March 31, 2022.

(Dollars in Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
March 31, 2023	2023				2023
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$ 1		$ 1	Interest Income	($ 16)		$ 16
Total	$ 1		$ 1		($ 16)		$ 16

(Dollars in Thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
March 31, 2022	2022				2022
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	($ 361)	(439)	$ 78	Interest Income	$ 131	147	($ 16)
Total	($ 361)	($ 439)	$ 78		$ 131	$ 147	($ 16)

*	Amounts disclosed are gross and not net of taxes.

Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Income and Comprehensive Income (Loss)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income (loss) as of  March 31, 2023 and March 31, 2022.

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the three months ended March 31,
	2023	2022
(Dollars in Thousands)	Interest Income	Interest Income

Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or
cash flow hedges are recorded	$15	$131

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	1,986
Derivatives designated as hedging instruments	(1,955)
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	(16)	131
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component		147
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component	$(16)	$(16)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Statements of Income and Comprehensive Income (Loss)

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

		Amount of Gain or (Loss)	Amount of Gain or (Loss)
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income on Derivative
	Recognized in Income on	Three Months Ended	Three Months Ended
(Dollars in thousands)	Derivative	March 31, 2023	March 31, 2022
Derivatives Not Designated as Hedging Instruments:
Interest Rate Products	Other income / (expense)	$(161)	$240
Other Contracts	Other income / (expense)		2
Total		$(161)	$242

Fee Income	Fee income	$384	$103

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of March 31, 2023
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$18,964	$	$18,964	$	$17,280	$1,684

Offsetting of Derivative Liabilities
as of March 31, 2023
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$20,365	$	$20,365	$20,365	$	$
*Cash collateral of $1,710 was paid in March 2023, but not presented in the table above.

Offsetting of Derivative Assets
as of December 31, 2022
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$22,196	$	$22,196	$	$14,530	$7,666

Offsetting of Derivative Liabilities
as of December 31, 2022
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$21,466	$	$21,466	$21,466	$	$

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

As of March 31, 2023, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.0 million. As of December 31,

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

2022, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.0 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and had posted collateral of $1.7 million with dealer counterparties at March 31, 2023. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at March 31, 2023 and December 31, 2022 are summarized as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Interest-bearing deposits:
Money market accounts	$775,511	$685,323
Now accounts	698,888	772,712
Savings accounts	500,709	523,931
Time deposits less than $250	400,327	199,136
Time deposits $250 or more	114,443	92,731
Total interest-bearing deposits	2,489,878	2,273,833
Noninterest-bearing deposits	746,089	772,765
Total deposits	$3,235,967	$3,046,598

The deposit base consisted of 48.6% retail accounts, 33.2% commercial accounts, 12.5% municipal relationships and 5.7% brokered deposits at March 31, 2023. At March 31, 2023, 76.6% of deposits were fully insured by the FDIC while $757.4 million or 23.4% of total deposits were uninsured by the FDIC. In addition, at March 31, 2023, $292.0 million in letters of credit issued by the FHLB were pledged as collateral for municipal deposits. As an additional resource to our uninsured depositors, we offer all depositors access to IntraFi's CDARS and ICS programs which allows deposit customers to obtain full FDIC deposit insurance while maintaining the deposit relationship with our Bank.

11. Borrowings

Short-term borrowings consist of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties. Total short-term borrowings at March 31, 2023 were $17.3 million as compared to $114.9 million at December 31, 2022. Other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, represented the entire balance of $17.3 million at March 31, 2023. The overall decrease to total short-term borrowings from December 31, 2022 is due to paying-off the overnight borrowings at the FHLB with proceeds from the sale of investment securities and deposit growth.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The table below outlines short-term borrowings at and for the three months ended March 31, 2023 and at and for the year ended December 31, 2022:

	At and for the three months ended March 31, 2023
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Period
Other borrowings	$17,280	$13,841	$17,280	4.57%	4.83%
FHLB advances		77,689	158,000	4.86
Total short-term borrowings	$17,280	$91,530	$175,280	4.81%	4.83%

	At and for the year ended December 31, 2022
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
Other borrowings	$14,530	$10,033	$16,100	2.10%	4.30%
FHLB advances	100,400	32,647	125,975	2.73	4.45
Total short-term borrowings	$114,930	$42,680	$142,075	2.58%	4.43%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At March 31, 2023, the maximum borrowing capacity was $1.2 billion of which $25.0 million was outstanding in borrowings and $292.0 million was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2022, the maximum borrowing capacity was $1.2 billion of which $101.0 million was outstanding in borrowings and $388.8 million was used to issue standby letters of credit to collateralize public fund deposits.

Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The overnight borrowing rate resets each day.

Long-term debt consisting of advances from the FHLB at March 31, 2023 and December 31, 2022 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed		March 31, 2023	December 31, 2022
March 2023	4.69%	$		$555
March 2025	4.37		10,000
March 2026	4.20		15,000
			$25,000	$555

Maturities of long-term debt, by contractual maturity, for the remainder of 2023 and subsequent years are as follows:

(Dollars in thousands)
2025	$10,000
2026	15,000
$25,000

The advances from the FHLB totaling $25.0 million are not convertible.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: the effects of any recession in the United States; the impact on financial markets from geopolitical conflicts such as the military conflict between Russia and Ukraine; risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; adverse developments in the financial industry generally, such as the recent bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A of this report and in reports we file with the Securities and Exchange Commission from time to time.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies is included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated herein by reference. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) model.  The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2023 are

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.  At adoption, the Company decreased its allowance for credit losses by $3.0 million. Upon adoption the Company recorded a cumulative effect adjustment that increased stockholders’ equity by $2.4 million, net of tax. For additional information on ASU 2016-13, see the new “Allowance for Credit Losses” policy included in Note 1 “Summary of Significant Accounting Policies”. Other than this, there have been no material changes to our accounting policies from those disclosed on Form 10-K for the year ended December 31, 2022.

Operating Environment:

The first quarter of 2023 has been centered in uncertainty around the lingering possibility of a recession together with existing inflationary conditions.

In addition to these concerns, the banking industry experienced significant volatility due to two recent high-profile bank failures in March 2023, which were followed by a third bank failure at the end of April 2023. These recent bank failures have resulted in significant concerns within the banking industry related to liquidity, deposit outflows, and unrealized losses on investment securities. These concerns and volatility in the banking industry may persist if other industry participants experience similar high-profile financial challenges or if other banks are closed by federal or state banking regulators. These recent events in the banking industry have reinforced the importance of maintaining access to diverse sources of funding and the benefits of a robust and stable deposit base, but the continuing impact of the volatility and turmoil in the banking industry on the Company, and its financial condition and results of operations for the remainder of 2023, is uncertain and cannot be predicted.

In light of the recent events in the banking industry, the Company continues to actively monitor balance sheet trends, deposit flows, and liquidity needs to ensure that the Company and the Bank are able to meet the needs of the Bank’s customers and maintain financial flexibility. Despite the negative developments within the broader banking industry during the first quarter of 2023, the Company’s and the Bank’s regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See the discussion under the heading “Capital” within this Item 2 for additional information about the Company’s regulatory capital position.

While inflation decreased since its peak in 2022, it still remains above the Federal Open Market Committee’s

(“FOMC”) long-term desired 2% level for items other than food and energy. Core inflation, as measured by the Consumer Price Index (“CPI”), excluding items known for their volatility such as food and energy, was 5.6% for the 12 months ended March 31, 2023. When including food and energy, CPI increased 5.0% during the 12 months ended March 31, 2023 due primarily to food costs.

Concerns over the high inflation rate have resulted in central bankers in the U.S. continuing to adjust interest rates. The FOMC has increased the federal funds rate three times in 2023 in addition to seven times in 2022 for a total of 500 basis points. These higher rates are expected to continue to negatively impact the fair value of our investment portfolio and to slow economic activity by curbing spending, hiring and investment which may reduce loan demand and result in deposit outflows.

We saw strong loan growth in the first quarter despite these higher rates. However, we have seen lower mortgage origination and sales volume as interest rates on mortgage loans have reached 20 year highs and the housing market cools off. From a funding perspective, the competition and subsequent costs of deposits have increased and likely will continue to increase as the FOMC adjusts rates.

The labor market remains strong with national unemployment at 3.5% in March 2023. This along with a relatively unchanged number of persons not in the labor force has made it difficult and costly for companies to fill open positions and thus could continue to increase our salaries and benefits expenses.

Real gross domestic product (“GDP”) increased at a seasonally adjusted annual rate of 1.1% during the three months ended March 31, 2023, according to the Bureau of Economic Analysis’s “Advance” estimate, after increasing 2.6% in the three months ended December 31, 2022.  The increase in the most recent period may reflected increases in both

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

goods and services. Compared to the fourth quarter, the deceleration in real GDP in the first quarter primarily reflected a downturn in private inventory investment and a slowdown in nonresidential fixed investment.

Economic uncertainty and reductions to spending by retail and commercial customers due to rising costs may reduce loan demand and increase loan delinquencies in the near-term.

Goodwill:

The Company has goodwill with a net carrying value of $63,370 at March 31, 2023 and December 31, 2022. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At March 31, 2023, we performed a qualitative evaluation, which involves determining whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

Review of Financial Position:

Total assets increased $125.0 million or 14.3% annualized, to $3.7 billion at March 31, 2023, from $3.6 billion at December 31, 2022. The increase in assets during the three months was due to increases in loan growth and federal funds sold, funded primarily by an increase in deposits. Total loans increased to $2.8 billion at March 31, 2023, compared to $2.7 billion at December 31, 2022, an increase of $88.0 million. Investments decreased $61.1 million due primarily from the sale of securities, including U.S. Treasury bonds, tax-exempt municipal bonds and mortgage-backed securities, with the proceeds of $67.4 million used to pay down high cost, short term borrowings. Federal funds sold balances increased to $102.1 million at March 31, 2023 from zero at December 31, 2022 due to growth of deposits.

Deposits increased $189.4 million to $3.2 billion at March 31, 2023 from $3.0 billion at December 31, 2022 with a $161.4 million increase in brokered deposits and an increase of $114.0 million in retail and commercial accounts, partially offset by a decrease of $82.3 million in municipal deposits. Interest-bearing deposits increased $216.1 million while noninterest-bearing deposits decreased $26.7 million. Total short-term borrowings at March 31, 2023 were $17.3 million, a decrease of $97.6 million from $114.9 million at December 31, 2022, while long term debt increased to $25.0 million at March 31, 2023 from $0.6 million at December 31, 2022.  Total stockholders’ equity increased $13.3 million from $315.4 million at year-end 2022 to $328.6 million at March 31, 2023 due to net income, a decrease to accumulated other comprehensive loss resulting from a lower unrealized loss on available-for-sale investment securities and an increase to retained earnings from the adoption of and transition to CECL, partially offset by dividends paid. The unrealized losses on the held-to-maturity portfolio totaled $12.6 million and $14.6 million at March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023, total assets averaged $3.6 billion, an increase of $233.3 million from $3.3 billion for the same period of 2022.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $418.1 million at March 31, 2023, a decrease of $59.6 million, or 12.5% from $477.7 million at December 31, 2022. The decrease was primarily due to the sale of $65.6 million in securities, which included U.S. Treasury bonds, tax-exempt municipals and mortgage-backed securities, as part of our strategy to add liquidity and reduce short-term borrowings. Over 65% of our available-for-sale investment portfolio consists of U.S. Treasury, U.S. Government agency or U.S. Government-sponsored entities.

Investment securities held-to-maturity, which consisted of 87.5% of U.S. Government agency and U.S. Government-sponsored entities, totaled $89.7 million at March 31, 2023, a decrease of $1.5 million from $91.2 million at December 31, 2022. HTM securities had a market value of $77.1 million at March 31, 2023.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the three months ended March 31, 2023, the investment portfolio averaged $599.7 million, a decrease of $34.0 million or 5.4% compared to $633.7 million for the same period last year. Average tax-exempt municipal bonds have decreased $10.0 million or 9.1% to $100.4 million for the three months ended March 31, 2023 from $110.4 million during the comparable period of 2022 due in part to the sale of five tax-exempt municipal bonds during the current three month period. The tax-equivalent yield on the investment portfolio increased 15 basis points to 1.83% for the three months ended March 31, 2023, from 1.68% for the comparable period of 2022.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the Accumulated Other Comprehensive Loss (AOCL) component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $43.5 million net of deferred income taxes of $12.0 million at March 31, 2023, and net unrealized losses of $52.0 million, net of deferred income taxes of $14.3 million, at December 31, 2022.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Total loans increased to $2.8 billion at March 31, 2023 from $2.7 billion at December 31, 2022, an increase of $87.9 million.   Our loan growth is due primarily to increases in commercial real estate loans with increases also from residential real estate and indirect loans.

Commercial real estate loans increased $73.1 million or 17.3% annualized, to $1.8 billion at March 31, 2023 compared to $1.7 billion at December 31, 2022 due to increased activity in all our markets.

Consumer loans increased $3.0 million, or 13.4% on an annualized basis, to $93.3 million at March 31, 2023 compared to $90.3 million at December 31, 2022. The increase in consumer loans was due to growth of dealer indirect auto loan originations.

Residential real estate loans increased $11.7 million, or 14.4% on an annualized basis, to $342.5 million at March 31, 2023 compared to $330.7 million at December 31, 2022. The increase in residential mortgages is due to increased home equity loan activity, and a higher percentage of loans not eligible to be sold into the secondary market, including jumbo mortgages.

For the three months ended March 31, 2023, total loans averaged $2.8 billion, an increase of $418.1 million or 17.8% compared to $2.4 billion for the same period of 2022. The tax-equivalent yield on the entire loan portfolio was 4.66% for the three months ended March 31, 2023, an 81 basis point increase from the comparable period last year. The increase in yield is primarily due to the FOMC increases and its corresponding effect on our offering rates on new originations and the indices at which our adjustable and floating rate loans reprice.

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

Unused commitments at March 31, 2023, totaled $684.2 million, consisting of $629.6 million in unfunded commitments of existing loan facilities and $54.6 million in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and, therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2022 totaled $689.4

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

million, consisting of $631.8 million in unfunded commitments of existing loans and $57.6 million in standby letters of credit.

Asset Quality:

Distribution of nonperforming assets

(Dollars in thousands, except percents)	March 31, 2023	December 31, 2022
Nonaccrual loans	$1,798	$2,035
Troubled debt restructured loans (including nonaccrual TDR)		1,351
Accruing loans past due 90 days or more:	59	748
Total nonperforming loans	1,857	4,134
Foreclosed assets
Total nonperforming assets	$1,857	$4,134
Total loans held for investment	$2,818,043	$2,730,116
Allowance for credit losses	25,444	27,472
Allowance for credit losses as a percentage of loans held for investment	0.90%	1.01%
Allowance for credit losses as a percentage of nonaccrual loans	1415.13	1349.98
Nonaccrual loans as a percentage of loans held for investment	0.06	0.07
Nonperforming loans as a percentage of loans, net	0.07	0.15

We experienced improved asset quality during the first three months of 2023 as evidenced by a decrease of $2.3 million in nonperforming assets. Nonperforming assets totaled $1.9 million or 0.05% of total assets at March 31, 2023, a decrease from $4.1 million or 0.12% of total assets at December 31, 2022. The reduction was the result of the removal of troubled debt restructurings due to a change in accounting guidance, a reduced level of loans 90 days or more past due and still accruing, collection activities, and a sizable principal reduction of one commercial real estate loan.

Loans on nonaccrual status, excluding troubled debt restructured nonaccrual loans, decreased $237 thousand to $1.8 million at March 31, 2023 from $2.0 million at December 31, 2022. The decrease to nonaccrual loans since year-end is due primarily to a decrease in commercial real estate loans of $288 thousand partially offset by an increase of $161 thousand to the residential real estate loan portfolio.  Restructured loans decreased to none from $1.4 million at December 31, 2022 due to changes in the accounting guidance. There were no foreclosed properties at March 31, 2023 and at December 31, 2022.

Generally, maintaining a high loan-to-deposit ratio is our primary goal in order to drive profitability. However, this objective is superseded by our goal of maintaining strong asset quality. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit.

Effective January 1, 2023 the Company adopted ASU 2016-23 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The standard replaces the incurred loss methodology we previously used to maintain the allowance for loan losses. Upon adoption, the Company decreased its allowance for credit losses by $3.3 million and increased its reserve for losses of unfunded commitments by $270 thousand. The current standard measures the estimated amount of allowance necessary to cover lifetime losses inherent in financial assets at the balance sheet date. The Company estimates the allowance for credit losses on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. Also included in the allowance are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts utilized. The Company applies the analysis to loans on a collective, or pooled basis for groups of loans which share similar risk characteristics, and will either assign loans to a different pool or evaluate a loan individually if its risk characteristics change and no longer align with its currently assigned pool of loans. For additional information, see Note 1 “Allowance for Credit Losses”.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The allowance for credit losses equaled $25.4 million or 0.90% of loans, net at March 31, 2023 compared to $27.5 million or 1.01% of loans, net, at December 31, 2022. In addition to the transition adjustment of $3.3 million noted above, a $1.3 million provision for credit losses was applied. Loans charged-off, net of recoveries, for the three months ended March 31, 2023, equaled $9 thousand and less than 0.01% of average loans, compared to $276 thousand or 0.05% of average loans for the comparable period last year. The decrease to charge-offs in the current period is due to improved credit quality resulting in fewer charge-offs.

Deposits:

We attract the majority of our deposits from within our market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs.

For the three months ended March 31, 2023, total deposits increased $189.4 million or 25.2% annualized to $3.2 billion from $3.0 billion at December 31, 2022.  Noninterest-bearing deposits decreased $26.7 million, or 14.0% annualized and interest-bearing deposits increased $216.1 million, or 38.5% annualized during the three months ended March 31, 2023. The increase in deposits was due to a $161.4 million net increase in brokered deposits and a $114.0 million increase in retail and commercial accounts partially offset by an $82.3 million seasonal decrease in municipal deposits. During the three months ended March 31, 2023, the Company utilized a portion of its contingency funding sources and added $166.9 million of longer-term callable brokered CDs to improve its on-balance sheet liquidity position. The Company has the option to call the CDs after an initial three or six month period.

Interest-bearing transaction accounts, including NOW and money market accounts were relatively flat at $1.5 billion at March 31, 2023, and December 31, 2022. Savings accounts decreased $23.2 million to $500.7 million as of March 31, 2023 from $523.9 million at December 31, 2022 as rate sensitive depositors shifted a portion of their balances to higher rate offerings both internally and externally. Time deposits less than $250 thousand increased $201.2 million to $400.3 million at March 31, 2023, from $199.1 million at December 31, 2022 primarily due to the addition of $161.4 million in brokered callable certificates of deposit.  Time deposits $250 thousand or more increased $21.7 million to $114.4 million at March 31, 2023 from $92.7 million at year end 2022.

The deposit base consisted of 48.6% retail accounts, 33.2% commercial accounts, 12.5% municipal relationships and 5.7% brokered deposits at March 31, 2023. At March 31, 2023, an estimated 76.6% of deposits were fully insured by the FDIC while $757.4 million or 23.4% of total deposits were not insured by the FDIC. In addition, at March 31, 2023 $292.0 million in letters of credit issued by the FHLB were pledged as collateral for municipal deposits. As an additional resource to our uninsured depositors, we offer all depositors access to IntraFi's CDARS and ICS programs which allows deposit customers to obtain full FDIC deposit insurance while maintaining their relationship with our Bank.

For the three months ended March 31, interest-bearing deposits averaged $2.3 billion in 2023 compared to $2.2 billion in 2022, an increase of $126.3 million or 23.2% annualized. The cost of interest-bearing deposits was 1.68% in 2023 compared to 0.27% for the same period last year. For the first three months, the overall cost of interest-bearing liabilities, including the cost of borrowed funds, was 1.85% in 2023 and 0.35% in 2022. The higher costs are due primarily to increases in interest rates paid on deposits in order to attract and retain current balances. We anticipate that funding costs will continue to increase in the future as a result of the FOMC rate adjustments, local competition for deposits and the cost of alternative funding. The volume and velocity of the rate increases will place pressure on our funding costs.

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

Overall, total borrowings were $75.3 million at March 31, 2023, which included a combination of other

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

borrowings, long-term debt, and subordinated debt, compared to $148.5 million at December 31, 2022, a decrease of $73.2 million.  There were no overnight borrowings at March 31, 2023 compared to $100.4 million at December 31, 2022 as proceeds from the sale of investment securities and deposit growth in the current period were utilized to pay-down the balance. Other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $17.3 million compared to $14.5 million at December 31, 2022. The increase was primarily due to higher market interest rates.  Long-term debt was $25.0 million at March 31, 2023 compared to $0.6 million at year end 2022 as the Bank utilized its borrowing capacity at the FHLB to add on-balance sheet liquidity and supplement the funding of the loan portfolio growth. Subordinated debt outstanding at March 31, 2023 and December 31, 2022 was $33.0 million.

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

Market interest rates increased rapidly during 2022 and continued to increase into 2023 as the FOMC has raised the federal funds rate. A total of seven increases for a total of 425 basis points occurred in 2022, and three additional increases totaling 75 basis points have been made so far in 2023, resulting in a total of 500 basis points since the beginning of the FOMC’s initiative to curb inflation. It has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

The ALCO, comprised of members of our board of directors, senior management and other appropriate officers, oversees our IRR management program. Specifically, ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate-sensitive assets (“RSA”) and rate-sensitive liabilities (“RSL”), and overall operating results and financial position. One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by an RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by an RSA/RSL ratio of less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

Our cumulative one-year RSA/RSL ratio equaled 1.15% at March 31, 2023, an increase from 0.69% at December 31, 2022. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. Given the current economic conditions and outlook, along with the action by the FOMC to

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

increase the federal funds rate we should experience increased net interest income. The overall focus of ALCO is to maintain a well-balanced interest rate risk position in order to safeguard future earnings. The current position at March 31, 2023, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2023, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2023 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in February to review our interest rate risk profile, capital adequacy and liquidity.  Management believes the Company’s liquidity position is strong. At March 31, 2023, the

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Company’s cash and due from banks balances were $140.6 million and we maintained $225.0 million of availability at the Federal Reserve Bank’s discount window. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury and U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as a ready source of liquidity and capital. At March 31, 2023, the Company’s available-for-sale investment securities portfolio totaled $418.1 million, $278.2 million of which were unencumbered. Net unrealized losses on the portfolio were $55.5 million. The Bank’s unused borrowing capacity at the FHLB at March 31, 2023 was $863.8 million.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2023. Our noncore funds at March 31, 2023, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2023, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 10.8%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 2.1%. Comparatively, our overall noncore dependence ratio at year-end 2022 was 9.6% and our net short-term noncore funding dependence ratio was negative 8.5%, indicating that our reliance on noncore funds has increased overall due to our relatively static deposit balances but improved in the short-term due to our federal funds sold balances.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $102.7 million during the three months ended March 31, 2023. Cash and cash equivalents decreased $138.4 million for the same period last year. For the three months ended March 31, 2023, net cash inflows of $112.4 million from financial activities and $4.5 million from operating activities were offset by net cash outflows of $14.2 million from investing activities. For the same period of 2022, net cash inflows of $9.1 million from operating activities were offset by net cash outflows of $2.2 million from financing activities and by net cash outflows of $145.4 million from investing activities.

Operating activities provided net cash of $4.5 million for the three months ended March 31, 2023, and $9.1 million for the corresponding three months of 2022. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for credit losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $14.2 million for the three months ended March 31, 2023, compared to using net cash of $145.4 million for the same period of 2022. A net increase in loans less proceeds from investment sales were the primary factors causing the net cash outflow from investing activities.

Financing activities provided net cash of $112.4 million for the three months ended March 31, 2023, and used net cash of $2.2 million for the corresponding three months of 2022. In 2023, deposit gathering was our predominant financing activity. Deposits provided cash of $189.4 million for the three months ended March 31, 2023 while short term borrowings decreased $97.7 million. We continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $328.6 million or $45.96 per share at March 31, 2023, compared to $315.4 million or $44.06 per share at December 31, 2022. Stockholders’ equity increased during the three month period ended March 31,

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

2023 primarily due to a lower AOCL of $6.9 million resulting from a reduction in the unrealized loss on investment securities and addition of $2.4 million to retained earnings from our adoption of CECL, partially offset by cash dividends declared of $2.9 million and the repurchase of 16,573 common shares totaling $0.8 million. Net income of $7.6 million for the three months ended March 31, 2023 was added to our capital position during the period.

Dividends declared equaled $0.41 per share through the three months ended March 31, 2023 and $0.39 per share for the same period of 2022. The dividend payout ratio was 39.0% for the three months ended March 31, 2023 and 29.3% for the same period of 2022. The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy. The Board declared on April 28, 2023 a second quarter dividend of $0.41 per share payable on June 15, 2023 to shareholders of record as of May 31, 2023. Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At March 31, 2023, the Bank’s Tier 1 capital to total average assets was 9.66% as compared to 9.69% at December 31, 2022. The Bank’s Tier 1 capital to risk weighted asset ratio was 12.00% and the total capital to risk weighted asset ratio was 12.88% at March 31, 2023. These ratios were 12.27% and 13.26% at December 31, 2022. The Bank’s common equity Tier 1 to risk weighted asset ratio was 12.00% at March 31, 2023 compared to 12.27% at December 31, 2022. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at March 31, 2023.

Review of Financial Performance:

Peoples reported net income of $7.6 million or $1.05 per diluted share for the three months ended March 31, 2023, a 21.3% decrease when compared to $9.6 million or $1.33 per share for the comparable period of 2022. The decrease in earnings for the three months ended March 31, 2023 was due to a higher provision for credit losses and higher operating expenses which offset an increase in net interest income and noninterest income.

Return on average assets (“ROA”) measures our net income in relation to total assets. Our annualized ROA was 0.86% for the first quarter of 2023 compared to 1.17% for the same period of 2022. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our annualized ROE was 9.43% for the first quarter of 2023 compared to 11.82% for the comparable period in 2022.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Non-GAAP Financial Measures:

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare Peoples’ consolidated financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% for 2023 and 2022.

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three months ended March 31, 2023 and 2022:

(Dollars in thousands)	2023	2022
Interest income (GAAP)	$34,278	$24,571
Adjustment to FTE	487	445
Interest income adjusted to FTE (non-GAAP)	34,765	25,016
Interest expense	11,234	1,940
Net interest income adjusted to FTE (non-GAAP)	$23,531	$23,076

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three months ended March 31, 2023 and 2022:

(Dollars in thousands, except percents)	2023	2022
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$16,486	$14,289
Less: amortization of intangible assets expense	29	96
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	16,457	14,193

Net interest income (GAAP)	23,044	22,631
Plus: taxable equivalent adjustment	487	445
Noninterest income (GAAP)	3,674	3,421
Less: net (losses) gains on equity securities	(29)	4
Less: net (losses) gains on sale of available for sale securities	81
Net interest income (FTE) plus noninterest income (non-GAAP)	$27,153	$26,493

Efficiency ratio (non-GAAP)	60.6%	53.6%

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0% in 2023 and 2022.

For the three months ended March 31, tax-equivalent net interest income increased $455 thousand to $23.5 million in 2023 from $23.1 million in 2022. The net interest spread decreased to 2.31% for the three months ended March 31, 2023 from 2.87% for the three months ended March 31, 2022 as the earning asset yield increased 94 basis points while the average rate paid on interest-bearing liabilities increased 150 basis points. The tax-equivalent net interest margin decreased to 2.81% for the first quarter of 2023 from 2.97% for the comparable period of 2022.

For the three months ended March 31, tax-equivalent interest income, a non-GAAP measure, on earning assets increased $9.7 million to $34.7 million in 2023 as compared to $25.0 million in 2022. The overall yield on earning assets, on a fully tax-equivalent basis, increased 94 basis points for the three months ended March 31, 2023 to 4.16% as compared to 3.22% for the three months ended March 31, 2022. The increase to tax-equivalent interest income is due to the increase in rates for newly acquired assets and rising rate indices, coupled with an increase in our earning asset base of $236.6 million. The overall yield earned on investments increased 15 basis points in the first quarter of 2023 to 1.83% from 1.68% for the first quarter of 2022 as a result of our sale of lower yielding bonds. Average investment balances were $34.0 million lower when comparing the current and year ago quarter. Average federal funds sold decreased $142.9 million to $19.4 million for the three months ended March 31, 2023 and yielded 5.09%, as compared to $162.2 million and yield of 0.18% in the year ago period, to fund our loan growth. We expect asset yields to move upward as asset cash flow reprices higher due to the recent increases to the federal funds rate by the FOMC and expectation of a further rate increase by the FOMC to combat inflation.

Total interest expense increased $9.3 million to $11.2 million for the three months ended March 31, 2023 from $1.9 million for the three months ended March 31, 2022. The total cost of funds increased 150 basis points for the three months ended March 31, 2023 to 1.85% as compared to 0.35% in the year ago period. The increase in costs was due to higher rates paid on both interest-bearing deposits and short term borrowings, combined with higher average balances in the current period. Average rates paid on deposits increased as the result of the FOMC’s corresponding rate increases and local competition for deposits. We expect funding costs to continue to increase into 2023 as market rates rise as the result of anticipated additional FOMC increases.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net interest income changes due to rate and volume for the three months ended March 31

	2023 vs 2022
	Increase (decrease)
	attributable to
(Dollars in thousands)	Total	Rate	Volume
Interest income:
Loans:
Taxable	$9,196	$4,950	$4,246
Tax-exempt	287	134	153
Investments:
Taxable	154	655	(501)
Tax-exempt	(70)	(12)	(58)
Interest-bearing deposits	12	23	(11)
Federal funds sold	170	282	(112)
Total interest income	9,749	6,032	3,717
Interest expense:
Money market accounts	4,203	4,105	98
NOW accounts	2,318	2,693	(375)
Savings accounts	123	122	1
Time deposits less than $100	879	666	213
Time deposits $100 or more	687	663	24
Short-term borrowings	1,086		1,086
Long-term debt	(1)	(1)
Subordinated debt	(1)	(1)
Total interest expense	9,294	8,247	1,047
Net interest income - non-GAAP	$455	$(2,215)	$2,670

Tax-equivalent net interest income, a non-GAAP measure, was $23.5 million in the three months ended March 31, 2023 and $23.1 million in the comparable period last year. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $2.7 million. A rate variance resulted in a decrease in net interest income of $2.2 million.

Average earning assets increased $236.6 million to $3.4 billion for the three months ended March 31, 2023 from $3.2 billion for the three months ended March 31, 2022 and accounted for a $3.7 million increase in interest income. Average loans increased $418.1 million, which caused interest income to increase $4.4 million. Average taxable investments decreased $24.0 million comparing 2023 and 2022, which resulted in decreased interest income of $501 thousand while average tax-exempt investments decreased $10.0 million, which resulted in a decrease to interest income of $58 thousand. Average federal funds sold decreased $142.9 million for the three months ended March 31, 2023 which resulted in a decrease of $112 thousand to interest income.

Average interest-bearing liabilities rose $126.3 million to $2.5 billion for the three months ended March 31, 2023 from $2.2 billion for the three months ended March 31, 2022 resulting in a net increase in interest expense of $1.0 million. Interest-bearing deposit accounts, including money market, NOW and savings accounts grew $44.1 million, however, interest expense decreased $276 thousand. In addition, large denomination time deposits averaged $17.3 million more in the current period and caused interest expense to increase $24 thousand. An increase of $64.9 million in average time deposits less than $100 thousand resulted in an increase to interest expense of $213 thousand. In addition, short-term borrowings averaged $91.5 million higher and increased interest expense $1.1 million while long-term remained relatively unchanged comparing the first three months of 2023 and 2022.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets increased 94 basis points while there was a 150 basis point increase in the cost of funds. As a result, tax-equivalent net interest income decreased $2.2 million

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

comparing the three months ended March 31, 2023 and 2022. The tax-equivalent yield on earning assets was 4.16% in the 2023 period compared to 3.22% in 2022 resulting in an increase in interest income of $6.0 million. The yield on the taxable investment portfolio increased 20 basis points to 1.73% during the three months ended March 31, 2023 from 1.53% in the year ago period, resulting in an increase of $655 thousand in interest income. The yield on the tax exempt investment portfolio decreased 4 basis points to 2.33% during the three months ended March 31, 2023 from 2.37% in the year ago period, resulting in a decrease of $12 thousand. The tax-equivalent yield on the loan portfolio increased 81 basis points to 4.66% in 2023 from 3.85% in 2022 and resulted in an increase to interest income of $5.1 million.

The yield on interest bearing deposits increased 141 basis points to 1.68 % from 0.27% in the year ago period resulting in an increase in interest expense of $8.2 million. The yield on long term borrowings and subordinated debt was relatively flat when compared to a year ago.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Three months ended
	March 31, 2023			March 31, 2022
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,546,068	$30,049	4.79%	$2,148,251	$20,853	3.94%
Tax-exempt	223,917	1,757	3.18	203,645	1,470	2.93
Total loans	2,769,985	31,806	4.66	2,351,896	22,323	3.85
Investments:
Taxable	499,327	2,126	1.73	523,301	1,972	1.53
Tax-exempt	100,368	576	2.33	110,394	646	2.37
Total investments	599,695	2,702	1.83	633,695	2,618	1.68
Interest-bearing deposits	1,218	14	4.66	5,888	2	0.14
Federal funds sold	19,353	243	5.09	162,218	73	0.18
Total earning assets	3,390,251	34,765	4.16%	3,153,697	25,016	3.22%
Less: allowance for credit losses	24,557			28,717
Other assets	209,151			216,581
Total assets	$3,574,845	$34,765		$3,341,561	$25,016
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$721,864	$4,588	2.58%	$595,991	$385	0.26%
NOW accounts	731,398	2,806	1.56	820,016	488	0.24
Savings accounts	512,655	216	0.17	505,816	93	0.07
Time deposits less than $100	192,519	1,181	2.49	127,610	302	0.96
Time deposits $100 or more	179,515	887	2.00	162,196	200	0.50
Total interest-bearing deposits	2,337,951	9,678	1.68	2,211,629	1,468	0.27
Short-term borrowings	91,530	1,086	4.81
Long-term debt	2,482	27	4.41	2,474	28	4.59
Subordinated debt	33,000	443	5.44	33,000	444	5.38
Total borrowings	127,012	1,556	4.97	35,474	472	5.32
Total interest-bearing liabilities	2,464,963	11,234	1.85	2,247,103	1,940	0.35
Noninterest-bearing deposits	744,931			734,348
Other liabilities	38,917			29,816
Stockholders’ equity	326,034			330,294
Total liabilities and stockholders’ equity	$3,574,845			$3,341,561
Net interest income/spread		$23,531	2.31%		$23,076	2.87%
Net interest margin			2.81%			2.97%
Tax-equivalent adjustments:
Loans		$368			$309
Investments		119			136
Total adjustments		$487			$445

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Credit Losses:

Effective January 1, 2023 the Company transitioned to ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), commonly referred to as CECL. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2023. Refer to Note 1 “Summary of Significant Accounting Policies” for additional detail due to CECL adoption impact effective January 1, 2023.

For the three months ended March 31, 2023, the provision for credit losses increased $1.0 million to $1.3 million from $0.3 million in the year ago period primarily due to loan growth and the change to projected portfolio loss rates associated with application and update of the economic forecast in our CECL model.

Noninterest Income:

Noninterest income for the three months ended March 31, 2023 was $3.7 million, an increase of $0.3 million or 7.4% from $3.4 million in the same quarter a year ago. The increase was primarily due to higher retail and commercial account service charges of $273 thousand and a gain of $81 thousand on the sale of available for sale securities, partially offset by a decrease in swap related revenue of $120 thousand.

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

Noninterest expense increased $2.2 million or 15.4% to $16.5 million for the three months ended March 31, 2023, from $14.3 for the same period a year ago. Salaries and employee benefits increased $1.0 million or 12.9% due to annual merit increases, new hires, and higher benefit costs. Occupancy and equipment expenses were higher by $264 thousand in the current period due to an increase in transactional costs relating to our expansion market volume. Other expenses increased $433 thousand primarily due to higher account processing fees, and FDIC assessment accruals increased by $175 thousand. The year ago period included gains on the sale of other real estate owned of $458 thousand, there were no comparable transactions in the current period.

Income Taxes:

We recorded income tax expense of $1.4 million or 15.5% of pre-tax income for the three months ended March 31, 2023. This compares to the three month period ended March 31, 2022 in which we recorded tax expense of $1.8 million or 16.0% of pre-tax income. A slight increase in our tax free loan portfolio average balance resulted in a corresponding slight decrease in tax expense as a percentage of income. Lower income tax expense was due lower pre-tax income for the three months ended March 31, 2023 compared to the prior year’s period.

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

The Company utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 14 to the Audited Consolidated Financial Statements for additional information.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of March 31, 2023 and December 31, 2022, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios

Model results at March 31, 2023 indicated a lower starting level of net interest income (“NII”) compared to the December 31, 2022 model as balance sheet growth, a shift in balance sheet mix and higher assumed market rates were more than offset by higher interest-bearing liability costs leading to a decrease to the balance sheet spread of 26 basis

Peoples Financial Services Corp.

points. After the first twelve months of the model simulation, the benefit to NII increases as a result of the higher assumed replacement rates on assets resulting from the FOMC’s increase to the federal funds rate of 500 basis points since March 2022. Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments in the first year of simulation while a sustained falling rate environment presents the greatest potential risk to NII over the longer-term horizon. This position at March 31, 2023 is more asset-sensitive than the simulation at December 31, 2022 indicated due to the increase in our floating rate overnight federal funds sold position resulting, in part, to the strategy to add longer term fixed rate callable deposits and fixed rate FHLB advances to mitigate exposure to rising rates.

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

During 2022, the FOMC increased the federal funds target rate in part to mitigate historically high inflation. Through March 31, 2023, there have been ten rate increases totaling 500 basis points. Although we have realized higher rates on our existing adjustable rate loans and new originations, our average funding costs have been under pressure and during the three months ended March 31, 2023 increased 65 basis points compared to the three months ended December 31, 2022 as rate-sensitive customers seek higher returns. We expect our funding costs to continue to increase in the future due to expectations the FOMC will continue to increase the targeted federal funds rate which may negatively impact our net interest income.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at March 31, 2023, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	March 31, 2023
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(0.7)	(20.0)	13.4	(40.0)
+300	(0.7)	(20.0)	11.0	(30.0)
+200	(0.8)	(10.0)	7.8	(20.0)
+100	(0.1)	(10.0)	5.2	(10.0)
Static
-100	(0.3)	(10.0)	(8.7)	(10.0)
-200	(1.6)	(10.0)	(22.4)	(20.0)
-300	(3.2)	(20.0)	(40.2)	(30.0)
-400	(7.7)	(20.0)	(76.9)	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2023, would decrease 0.1% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

The Company has certain loans and derivative instruments whose interest rate is indexed to the London Inter Bank Offered Rate (“LIBOR”). The LIBOR index will be discontinued for U.S. Dollar settings effective June 30, 2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. The Company has contracts that are indexed to USD-LIBOR. The Company formed a LIBOR transition team to monitor this activity. The Company has transitioned the majority of its LIBOR-indexed loans to alternative indexes, including prime and Term SOFR, and adjusting the spread to maintain the overall yield. There are

Peoples Financial Services Corp.

approximately $7 million in loans which have not yet been transitioned, but the borrowers have been notified that their loans will be converted by June 30, 2023.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2023, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

Effective January 1, 2023, the Company adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data.

Except for the change in controls relating to the adoption of the CECL accounting standard, there were no other changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the three-months ended March 31, 2023 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K) describes market, credit, and business operations risk factors that could affect our business, results of operations or financial condition. Other than the risk factors set forth below, there have been no material changes from the risk factors as previously disclosed in our 2022 Form 10-K.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The recent high-profile bank failures involving Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. On May 1, 2023 First Republic Bank was also closed by its primary state regulator, which appointed the FDIC as receiver, and the FDIC announced that JP Morgan Chase Bank, National Association agreed to assume all of First Republic Bank’s deposits and substantially all of its assets. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain

Peoples Financial Services Corp.

deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

Rising interest rates have decreased the value of the Company’s held-to-maturity securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity and available for sale portion of U.S. banks’ securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.

The Company also anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As primarily a commercial bank, the Bank has a high degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. Also, as a result of the recent bank failures, future FDIC deposit assessments are expected to increase and may have a material impact of the Company’s profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2021, our board of directors authorized a common stock repurchase plan whereby we are authorized to repurchase up to 343,400 shares of our outstanding common stock through open market purchases. On April 27, 2023, we announced that we have temporarily suspended our repurchase plan.

Peoples Financial Services Corp.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended March 31, 2023.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
January 31, 2023	1,342	$50.00	277,865	274,085
February 28, 2023	6,558	49.82	284,423	267,527
March 31, 2023	8,673	49.73	293,096	258,854

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Description

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a). (a).

32	CEO and CFO Certifications Pursuant to Section 1350.

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: May 10, 2023	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)