Form 10-Q
period 2023-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2023-08-08
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,093,257 at August l, 2023.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2023

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents
Cash and due from banks	$37,774	$37,675
Interest-bearing deposits in other banks	5,814	193
Federal funds sold	93,100
Total cash and cash equivalents	136,688	37,868

Investment securities:
Available-for-sale	395,826	477,703
Equity investments carried at fair value	92	110
Held-to-maturity: Fair value June 30, 2023, $74,013; December 31, 2022, $76,563	88,211	91,179
Total investment securities	484,129	568,992
Loans	2,843,238	2,730,116
Less: allowance for credit losses	23,218	27,472
Net loans	2,820,020	2,702,644
Goodwill	63,370	63,370
Premises and equipment, net	57,712	55,667
Bank owned life insurance	48,857	48,344
Deferred tax assets	16,258	18,739
Accrued interest receivable	11,406	11,715
Intangible assets, net	48	105
Other assets	43,287	46,071
Total assets	$3,681,775	$3,553,515

Liabilities:
Deposits:
Noninterest-bearing	$713,375	$772,765
Interest-bearing	2,516,106	2,273,833
Total deposits	3,229,481	3,046,598
Short-term borrowings	19,530	114,930
Long-term debt	25,000	555
Subordinated debentures	33,000	33,000
Accrued interest payable	4,701	903
Other liabilities	38,276	42,179
Total liabilities	3,349,988	3,238,165

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,130,409 shares at June 30, 2023 and 7,158,017 shares at December 31, 2022	14,272	14,321
Capital surplus	125,371	126,850
Retained earnings	244,017	230,515
Accumulated other comprehensive loss	(51,873)	(56,336)
Total stockholders’ equity	331,787	315,350
Total liabilities and stockholders’ equity	$3,681,775	$3,553,515

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2023	2022	2023	2022
Interest income:
Interest and fees on loans:
Taxable	$32,139	$22,009	62,188	42,862
Tax-exempt	1,405	1,218	2,794	2,379
Interest and dividends on investment securities:
Taxable	1,929	2,108	4,053	4,080
Tax-exempt	378	515	835	1,025
Dividends	2	2	4	2
Interest on interest-bearing deposits in other banks	85	18	99	20
Interest on federal funds sold	798	22	1,041	95
Total interest income	36,736	25,892	71,014	50,463

Interest expense:
Interest on deposits	13,714	1,597	23,324	3,065
Interest on short-term borrowings	213	122	1,299	122
Interest on long-term debt	269	23	296	51
Interest on subordinated debt	444	443	887	887
Total interest expense	14,640	2,185	25,806	4,125
Net interest income	22,096	23,707	45,208	46,338
(Credit to) provision for credit losses	(2,201)	950	(937)	1,250
Net interest income after (credit to) provision for credit losses	24,297	22,757	46,145	45,088

Noninterest income:
Service charges, fees, commissions and other	1,982	1,761	3,947	3,453
Merchant services income	254	562	372	676
Commission and fees on fiduciary activities	528	551	1,085	1,106
Wealth management income	386	374	784	725
Mortgage banking income	105	128	208	272
Increase in cash surrender value of life insurance	262	244	520	462
Interest rate swap revenue	23	284	246	627
Net gains (losses) on equity investment securities	12	(23)	(17)	(19)
Net gains on sale of investment securities available for sale			81
Total noninterest income	3,552	3,881	7,226	7,302

Noninterest expense:
Salaries and employee benefits expense	8,482	7,851	17,562	15,891
Net occupancy and equipment expense	4,277	4,083	8,380	8,036
Amortization of intangible assets	28	97	57	193
Net gains on sale of other real estate owned		(20)		(478)
Professional fees and outside services	628	766	1,391	1,236
FDIC insurance and assessments	556	319	1,057	645
Donations	467	331	865	665
Other expenses	2,176	2,066	3,856	3,594
Total noninterest expense	16,614	15,493	33,168	29,782
Income before income taxes	11,235	11,145	20,203	22,608
Provision for income tax expense	1,810	1,792	3,199	3,625
Net income	9,425	9,353	17,004	18,983

Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available for sale	(5,148)	(18,669)	5,688	(51,281)
Reclassification adjustment for net gain on sales included in net income			(81)
Change in derivative fair value	2,049	(201)	79	(694)
Other comprehensive (loss) income	(3,099)	(18,870)	5,686	(51,975)
Income tax (benefit) expense related to other comprehensive (loss) income	(668)	(3,963)	1,223	(10,915)
Other comprehensive (loss) income, net of income tax (benefit) expense	(2,431)	(14,907)	4,463	(41,060)
Comprehensive income (loss)	$6,994	$(5,554)	21,467	(22,077)

Per share data:
Net income:
Basic	$1.32	$1.30	$2.38	$2.65
Diluted	$1.31	$1.30	$2.37	$2.63
Average common shares outstanding:
Basic	7,145,975	7,171,909	7,151,732	7,172,181
Diluted	7,177,915	7,215,365	7,188,384	7,215,890
Dividends declared	$0.41	$0.39	$0.82	$0.78

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2023	$14,321	$126,850	$230,515	$(56,336)	$315,350
Cumulative impact of adoption of ASU 2016-13(1), net of tax			2,364		2,364
Net income			7,579		7,579
Other comprehensive income, net of tax				6,894	6,894
Dividends declared: $0.41 per share			(2,936)		(2,936)
Stock compensation, including tax effects and expenses		209			209
Restricted stock issued: 17,640 shares	35	(35)
Share retirement: 16,573 shares	(33)	(793)			(826)
Balance, March 31, 2023	$14,323	$126,231	$237,522	$(49,442)	$328,634

Net income			9,425		9,425
Other comprehensive loss, net of tax				(2,431)	(2,431)
Dividends declared: $0.41 per share			(2,930)		(2,930)
Stock compensation, including tax effects and expenses		160			160
Share retirement: 25,555 shares	(51)	(1,020)			(1,071)
Balance, June 30, 2023	$14,272	$125,371	$244,017	$(51,873)	$331,787

(1) See Note 1 for additional details related to adoption of ASU 2016-13.

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2022	$14,341	$127,549	$203,750	$(5,514)	$340,126
Net income			9,630		9,630
Other comprehensive loss, net of tax				(26,153)	(26,153)
Dividends declared: $0.39 per share			(2,796)		(2,796)
Stock compensation, including tax effects and expenses		(28)			(28)
Restricted stock issued: 12,332 shares, (unearned income $210k)	24	(24)
Share retirement: 6,714 shares	(13)	(305)			(318)
Balance, March 31, 2022	$14,352	$127,192	$210,584	$(31,667)	$320,461

Net income			9,353		9,353
Other comprehensive loss, net of tax				(14,907)	(14,907)
Dividends declared: $0.39 per share			(2,798)		(2,798)
Stock compensation, including tax effects and expenses		116			116
Restricted stock issued: 4,071 shares, (unearned income $210k)	8	(8)
Share retirement: 6,853 shares	(14)	(314)			(328)
Balance, June 30, 2022	$14,346	$126,986	$217,139	$(46,574)	$311,897

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2023	2022
Cash flows from operating activities:
Net income	$17,004	$18,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,401	994
Amortization of right-of-use lease asset	244	294
Amortization of deferred loan fees, net	382	965
Amortization of intangibles	57	193
Amortization of low income housing partnerships	241	241
(Credit to) provision for credit losses	(937)	1,250
Net unrealized loss on equity investment securities	17	19
Net gain on sale of other real estate owned		(478)
Loans originated for sale	(2,486)	(3,454)
Proceeds from sale of loans originated for sale	2,496	3,200
Net gain on sale of loans originated for sale	(10)	(19)
Net amortization of investment securities	533	799
Net gain on sale of investment securities available-for-sale	(81)
Gain on sale of premises and equipment	(14)
Increase in cash surrender value of life insurance	(520)	(462)
Deferred income tax expense	607
Stock compensation, including tax effects and expenses	369	88
Net change in:
Accrued interest receivable	309	(777)
Other assets	(2,436)	(2,045)
Accrued interest payable	3,798	861
Other liabilities	(3,412)	(1,914)
Net cash provided by operating activities	17,562	18,738
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	67,363
Proceeds from repayments of investment securities:
Available-for-sale	19,728	20,816
Held-to-maturity	2,911	2,546
Purchases of investment securities:
Available-for-sale		(69,392)
Held-to-maturity		(25,872)
Net redemption (purchase of) of restricted equity securities	5,091	(4,492)
Net increase in loans	(113,538)	(237,630)
Investment in bank owned life insurance		(5,881)
Purchases of premises and equipment	(4,476)	(2,880)
Proceeds from the sale of premises and equipment	14
Proceeds from bank owned life insurance		1,129
Proceeds from sale of other real estate owned		967
Net cash used in investing activities	(22,907)	(320,689)
Cash flows from financing activities:
Net increase (decrease) in deposits	182,883	(52,114)
Proceeds from long-term debt	25,000
Repayment of long-term debt	(555)	(1,065)
Net (decrease) increase in short-term borrowings	(95,400)	129,170
Retirement of common stock	(1,897)	(646)
Cash dividends paid	(5,866)	(5,594)
Net cash provided by financing activities	104,165	69,751
Net increase (decrease) in cash and cash equivalents	98,820	(232,200)
Cash and cash equivalents at beginning of period	37,868	279,933
Cash and cash equivalents at end of period	$136,688	$47,733

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2023	2022
Supplemental disclosures:
Cash paid during the period for:
Interest	$22,008		$3,264
Income taxes	1,722		5,285
Noncash items:
Initial recognition of right-of-use assets	$(785)	$
Initial recognition of lease liability	(820)

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

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three and six months ended and as of June 30, 2023, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

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

Immaterial Prior Period Adjustment

During the quarter-ended June 30, 2023, the Company became aware that the unaudited consolidated financial statements for the three months ended March 31, 2023 contained an immaterial misstatement. The Company determined that the allowance for credit losses was overstated by $1.5 million as of March 31, 2023. The adjustment consisted of $1.1 million related to the adoption of Accounting Standards Update (ASU) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” that the Company adopted effective January 1, 2023 and a $0.4 million reduction in the first quarter 2023 provision for credit loss requirement. This immaterial misstatement was identified during the second quarter review of the Company’s loan segment loss rates and an adjustment was made to the municipal loan segment to better align its loss rates with the risk inherent in this loan product. The Company evaluated this prior period adjustment in accordance with SEC Staff Accounting Bulletin (SAB) 99, Materiality (ASC 250-10-S99) and based on its quantitative and qualitative analysis determined that this prior period adjustment was not material to the consolidated financial statements of any of the impacted unaudited 2023 periods. Therefore, an amendment to the previously filed quarterly report on Form 10-Q as of March 31, 2023 was not required. Consequently, the Company elected to correct this prior period adjustment in the current period. The $1.5 million credit to the provision for credit losses and reduction in the allowance for credit losses is reflected in the unaudited consolidated financial statements for the three and six months ended June 30, 2023.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Third Quarter Dividend Declaration

On July 28, 2023, the Board of Directors declared a third quarter dividend of $0.41 per share. The dividend is payable on September 15, 2023 to shareholders of record as of August 31, 2023.

Adoption of New Accounting Standard

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) model.  The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.  At adoption, the Company decreased its allowance for credit losses by $3.0 million. Upon adoption the Company recorded a cumulative effect adjustment that increased stockholders’ equity by $2.4 million, net of tax.

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

Individually Evaluated Loans

On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. The Bank has determined that any loans currently on nonaccrual status or are 90 or more days past due and still accruing are considered impaired and should be individually evaluated for losses. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will establish a reserve for the difference between the fair value of the collateral, less costs to sell and carrying costs at the reporting date and the amortized cost basis of the loan. If this amount is deemed uncollectible, the Company will charge-off that amount.

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

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $9.7 million at June 30, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, and totaled $1.5 million and $198 thousand, respectively, at June 30, 2023 and is excluded from the estimate of credit losses.

Recent accounting standards

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

ASU 2023-02 “Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (ASU 2023-02) permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective January 1, 2024 and is not expected to have an impact on our financial statements.

2. Other comprehensive loss:

The components of other comprehensive loss and their related tax effects are reported in the consolidated statements of income and comprehensive income (loss). The accumulated other comprehensive loss included in the consolidated balance sheets relates to net unrealized gains and losses on investment securities available for sale, benefit plan adjustments and adjustments to derivative fair values.

The components of accumulated other comprehensive loss included in stockholders’ equity at June 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Net unrealized loss on investment securities available for sale	$(60,643)	$(66,250)
Income tax benefit	(13,060)	(14,266)
Net of income taxes	(47,583)	(51,984)
Benefit plan adjustments	(5,499)	(5,499)
Income tax benefit	(1,184)	(1,184)
Net of income taxes	(4,315)	(4,315)
Derivative adjustments	32	(47)
Income tax expense (benefit)	7	(10)
Net of income taxes	25	(37)
Accumulated other comprehensive loss	$(51,873)	$(56,336)

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and six months ended June 30, 2023 and 2022:

(Dollars in thousands, except per share data)	2023		2022
For the Three Months Ended June 30,	Basic	Diluted	Basic	Diluted
Net income	$9,425	$9,425	$9,353	$9,353
Average common shares outstanding	7,145,975	7,177,915	7,171,909	7,215,365
Earnings per share	$1.32	$1.31	$1.30	$1.30

(Dollars in thousands, except per share data)	2023		2022
For the Six Months Ended June 30,	Basic	Diluted	Basic	Diluted
Net income	$17,004	$17,004	$18,983	$18,983
Average common shares outstanding	7,151,732	7,188,384	7,172,181	7,215,890
Earnings per share	$2.38	$2.37	$2.65	$2.63

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$197,746	$	$18,642	$179,104
U.S. government-sponsored enterprises	2,605		404	2,201
State and municipals:
Taxable	68,391		12,029	56,362
Tax-exempt	76,683		9,819	66,864
Residential mortgage-backed securities:
U.S. government agencies	897		48	849
U.S. government-sponsored enterprises	94,065		18,692	75,373
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,082		584	11,498
Corporate debt securities	4,000		425	3,575
Total	$456,469	$	$60,643	$395,826
Held to maturity:
Tax-exempt state and municipals	$11,219	$1	$788	$10,432
Residential mortgage-backed securities:
U.S. government agencies	16,360		2,859	13,501
U.S. government-sponsored enterprises	60,632		10,552	50,080
Total	$88,211	$1	$14,199	$74,013

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
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
Held to maturity:
Tax-exempt state and municipals	$11,237	$1	$841	$10,397
Residential mortgage-backed securities:
U.S. government agencies	17,304		3,016	14,288
U.S. government-sponsored enterprises	62,638		10,760	51,878
Total	$91,179	$1	$14,617	$76,563

The Company had net unrealized losses on available for sale securities of $47.6 million net of deferred income taxes of $13.0 million at June 30, 2023 and net unrealized losses on available for sale securities of $52.0 million net of deferred income taxes of $14.3 million at December 31, 2022. During the six month period ended June 30, 2023, investment securities, including U.S. Treasury bonds and mortgage-backed securities, with a par value of $65.6 million were sold at a net gain of $81 thousand. The proceeds were used to pay-down higher cost short-term borrowings.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available for sale at June 30, 2023, is summarized as follows:

Fair
(Dollars in thousands)	Value
Within one year	$6,311
After one but within five years	176,620
After five but within ten years	57,527
After ten years	65,447
305,905
Mortgage-backed and other amortizing securities	89,921
Total	$395,826

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held to maturity at June 30, 2023, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After five but within ten years	$8,869	$8,263
After ten years	2,350	2,169
	11,219	10,432
Mortgage-backed securities	76,992	63,581
Total	$88,211	$74,013

Securities with a carrying value of $137.5 million and $168.0 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2023 and December 31, 2022, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2023
	Less Than 12 Months			12 Months or Greater			Total
	Number of			Number of			Number of
	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized
(Dollars in thousands)	Loss Position	Value	Losses	Loss Position	Value	Losses	Loss Position	Value	Losses
U.S. Treasury securities		$		$43	$179,104	$18,642	43	$179,104	$18,642
U.S. government-sponsored enterprises				2	2,201	404	2	2,201	404
State and municipals:
Taxable	3	1,984	24	64	54,378	12,005	67	56,362	12,029
Tax-exempt	11	4,217	75	100	70,868	10,532	111	75,085	10,607
Residential mortgage-backed securities:
U.S. government agencies				8	14,350	2,907	8	14,350	2,907
U.S. government-sponsored enterprises				41	125,453	29,244	41	125,453	29,244
Commercial mortgage-backed securities:
U.S. government agencies
U.S. government-sponsored enterprises				4	11,498	584	4	11,498	584
Corporate debt securities				6	3,575	425	6	3,575	425
Total	14	$6,201	$99	268	$461,427	$74,743	282	$467,628	$74,842

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

As described in Note 1, on January 1, 2023 the Company adopted amended accounting guidance that requires an allowance for credit losses be deducted from the amortized cost basis of financial assets, including investment securities held to maturity, to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset. The Company estimated no allowance for credit losses for its investment securities classified as held to maturity at January 1, 2023 or June 30, 2023, as the portfolio of held to maturity securities consists entirely of U.S. government sponsored enterprises, agencies and states and political subdivisions investments.

The unrealized losses on securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, there was no allowance for credit loss required on available for sale debt securities in an unrealized loss position at June 30, 2023 and December 31, 2022.

5. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2023 and December 31, 2022 are summarized as follows. The Company had net deferred loan origination fees of $0.1 million and $0.3 million at June 30, 2023 and December 31, 2022, respectively.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commercial and Industrial	$437,012	$433,048
Municipal	172,875	166,210
Total	609,887	599,258
Real estate
Commercial	1,794,355	1,709,827
Residential	348,911	330,728
Total	2,143,266	2,040,555
Consumer
Indirect Auto	83,348	76,461
Consumer Other	6,737	13,842
Total	90,085	90,303
Total	$2,843,238	$2,730,116

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables present the balance of the allowance for credit losses at June 30, 2023 and 2022.  For the three and six months ended June 30, 2023, the balance of the allowance for credit losses is based on the CECL methodology, as presented in Note 1. For the three and six months ended June 30, 2022, the allowance for loan losses is based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

(Dollars in thousands)			Real estate
June 30, 2023	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Beginning Balance April 1, 2023	$2,481	$2,318	$15,692	$3,868	$1,085	$25,444
Charge-offs					(77)	(77)
Recoveries	5			3	44	52
Provisions (credits)	265	(1,491)	(731)	(104)	(140)	(2,201)
Ending balance	$2,751	$827	$14,961	$3,767	$912	$23,218

(Dollars in thousands)			Real estate
June 30, 2022	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2022	$6,427	$1,166	$16,789	$3,255	$770	$28,407
Charge-offs				(2)	(96)	(98)
Recoveries	20		61		34	115
Provisions (credits)	75	78	719	(33)	111	950
Ending balance	$6,522	$1,244	$17,569	$3,220	$819	$29,374

(Dollars in thousands)			Real estate
June 30, 2023	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Beginning Balance January 1, 2023	$4,365	$1,247	$17,915	$3,072	$873	$27,472
Impact of adopting ASU 2016-13	(1,683)	747	(3,344)	967	30	(3,283)
Beginning Balance January 1, 2023	2,682	1,994	14,571	4,039	903	24,189
Charge-offs	(4)				(148)	(152)
Recoveries	5		1	19	93	118
Provisions (credits)	68	(1,167)	389	(291)	64	(937)
Ending balance	$2,751	$827	$14,961	$3,767	$912	$23,218

(Dollars in thousands)			Real estate
June 30, 2022	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2022	$7,466	$987	$15,928	$3,209	$793	$28,383
Charge-offs	(161)		(132)	(2)	(158)	(453)
Recoveries	29		77	3	85	194
Provisions (credits)	(812)	257	1,696	10	99	1,250
Ending balance	$6,522	$1,244	$17,569	$3,220	$819	$29,374

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table represents the allowance for credit losses by major classification of loan and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at June 30, 2023 under ASU 2016-13.

(Dollars in thousands)			Real estate
June 30, 2023	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Ending balance	$2,751	$827	$14,961	$3,767	$912	$23,218
Ending balance: individually evaluated	12					12
Ending balance: collectively evaluated	$2,739	$827	$14,961	$3,767	$912	$23,206
Loans receivable:
Ending balance	$437,012	$172,875	$1,794,355	$348,911	$90,085	$2,843,238
Individually evaluated - collateral dependent - real estate	9		847	1,058		1,914
Individually evaluated - collateral dependent - non-real estate	12					12
Collectively evaluated	436,991	172,875	1,793,508	347,853	90,085	2,841,312

The following table represents the allowance for loan losses by major classification of loan and whether the loans were individually or collectively evaluated for impairment at December 31, 2022 prior to the adoption of ASU 2016-13.

(Dollars in thousands)			Real estate
December 31, 2022	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$4,365	$1,247	$17,915	$3,072	$873	$27,472
Ending balance: individually evaluated for impairment	19			21		40
Ending balance: collectively evaluated for impairment	$4,346	$1,247	$17,915	$3,051	$873	$27,432
Loans receivable:
Ending balance	$433,048	$166,210	$1,709,827	$330,728	$90,303	$2,730,116
Ending balance: individually evaluated for impairment	98		2,063	1,760		3,921
Ending balance: collectively evaluated for impairment	432,950	166,210	1,707,764	328,968	90,303	2,726,195

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Nonaccrual Loans

The following table presents the Company’s nonaccrual loans at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Total	Nonaccrual with		Nonaccrual with
	Nonaccrual	an Allowance for		no Allowance for
(Dollars in thousands)	Loans	Credit Losses		Credit Losses
Commercial	$12	$12	$
Municipal
Real estate:
Commercial	847			847
Residential	871			871
Consumer	170			170
Total	$1,900	$12		$1,888

December 31, 2022
Total
Nonaccrual
(Dollars in thousands)	Loans
Commercial	$86
Municipal
Real estate:
Commercial	1,155
Residential	562
Consumer	232
Total	$2,035

Interest income recorded on nonaccrual loans for the three and six months ended June 30, 2023 was $35 thousand and $414 thousand, respectively.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table summarizes information concerning impaired loans, which include nonaccrual loans, troubled debt restructurings and loans past due 90 days or more and still accruing, as of and for the three and six months ended June 30, 2022 by major loan classification:

	June 30, 2022
				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$126	$471	$	$132	$2	$141	$4
Municipal
Real estate:
Commercial	2,473	3,262		2,611	10	2532	22
Residential	996	1,181		935	6	914	10
Consumer	270	283		238		205
Total	3,865	5,197		3,916	18	3,792	36
With an allowance recorded:
Commercial	34	34	34	28		32
Municipal
Real estate:
Commercial	430	442	15	435	4	461	8
Residential	271	276	48	273	3	315	6
Consumer
Total	735	752	97	736	7	808	14
Total impaired loans
Commercial	160	505	34	160	2	173	4
Municipal
Real estate:
Commercial	2,903	3,704	15	3,046	14	2,993	30
Residential	1,267	1,457	48	1,208	9	1,229	16
Consumer	270	283		238		205
Total	$4,600	$5,949	$97	$4,652	$25	$4,600	$50

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

The following table presents the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2023:

(Dollars in thousands)		2023		2022		2021		2020		2019		Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass		$11,811		$43,882		$44,051		$30,411		$49,522		$110,429	$138,811	$428,917
Special Mention													43	43
Substandard		15				45				47		97	7,848	8,052
Total Commercial		11,826		43,882		44,096		30,411		49,569		110,526	146,702	437,012

Municipal
Pass		895		47,438		93,746		11,569		29		19,111	87	172,875
Special Mention
Substandard
Total Municipal		895		47,438		93,746		11,569		29		19,111	87	172,875

Commercial real estate
Pass		86,423		535,259		484,693		150,484		154,622		372,370		1,783,851
Special Mention										301		3,263		3,564
Substandard		173				1,637		163		624		4,343		6,940
Total Commercial real estate		86,596		535,259		486,330		150,647		155,547		379,976		1,794,355

Residential real estate
Pass		12,232		54,665		68,529		28,470		17,432		90,196	76,659	348,183
Special Mention
Substandard		5				17		210				496		728
Total Residential real estate		12,237		54,665		68,546		28,680		17,432		90,692	76,659	348,911

Consumer
Pass		21,460		35,968		15,453		7,232		4,483		4,544	775	89,915
Special Mention
Substandard						86		36		17		31		170
Total Consumer		21,460		35,968		15,539		7,268		4,500		4,575	775	90,085

Total Loans		$133,014		$717,212		$708,257		$228,575		$227,077		$604,880	$224,223	$2,843,238

Gross charge-offs
Commercial	$		$		$		$		$		$		$4	$4
Municipal
Commercial real estate
Residential real estate
Consumer				26		59		32		23		8		148
Total Gross charge-offs	$			$26		$59		$32		$23		$8	$4	$152

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the amortized cost of loans by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2022 as disclosed prior to ASU 2016-13:

	December 31, 2022
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial	$424,411	$7,822	$815	$	$433,048
Municipal	166,210				166,210
Real estate:
Commercial	1,699,041	7,509	3,277		1,709,827
Residential	329,098		1,630		330,728
Consumer	90,020		283		90,303
Total	$2,708,780	$15,331	$6,005	$	$2,730,116

The major classifications of loans by past due status are summarized as follows:

	June 30, 2023
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$290	$	$12	$302	$436,710	$437,012	$
Municipal					172,875	172,875
Real estate:
Commercial	8	94	832	934	1,793,421	1,794,355
Residential	557	487	517	1,561	347,350	348,911	181
Consumer	773	150	100	1,023	89,062	90,085
Total	$1,628	$731	$1,461	$3,820	$2,839,418	$2,843,238	$181

	December 31, 2022
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$137	$38	$86	$261	$432,787	$433,048	$
Municipal					166,210	166,210
Real estate:
Commercial	102	2	334	438	1,709,389	1,709,827
Residential	1,162	128	988	2,278	328,450	330,728	748
Consumer	690	199	120	1,009	89,294	90,303
Total	$2,091	$367	$1,528	$3,986	$2,726,130	$2,730,116	$748

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presents the activity in the ACL on off balance sheet commitments, which include commitments to extend credit, unused portions of lines of credit and standby letters of credit, for the six months ended June 30, 2023:

(Dollars in thousands)	June 30, 2023
Balance at December 31, 2022	$179
Impact of adopting Topic 326	270
Credit recorded in noninterest expense	(356)
Total allowance for credit losses on off balance sheet commitments	$93

 Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

There were no loans made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2023 and hence there were no loans made to borrowers experiencing financial difficulty that subsequently defaulted.

Information on loan modifications prior to the adoption of ASU 2022-02 on January 1, 2023 is presented in accordance with the applicable accounting standards in effect at that time. During the three and six months ended June 30, 2022, the Company did not modify any loans that were determined to be a troubled debt restructuring.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

6. Other assets:

The components of other assets at June 30, 2023 and December 31, 2022 are summarized as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Other real estate owned	$121	$121
Mortgage servicing rights	896	914
Prepaid shares tax	1,012	48
Prepaid pension	2,472	2,314
Prepaid expenses	4,307	3,012
Restricted equity securities (FHLB and other)	4,538	9,630
Investment in low income housing partnership	5,205	5,446
Interest rate swaps	21,523	21,794
Interest rate floor	283	1
Other assets	2,930	2,791
Total	$43,287	$46,071

Restricted equity securities declined $5.1 million from December 31, 2022 due to lower Federal Home Loan Bank of Pittsburgh (FHLB) stock requirement resulting from a decrease in borrowings. Interest rate swaps balance represents the fair value of our commercial loan back-to-back swaps.

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

During the periods ended June 30, 2023 and December 31, 2022 there were no transfers in or out of Level 3.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
June 30, 2023	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$179,104	$179,104	$	$
U.S. government-sponsored enterprises	2,201		2,201
State and municipals:
Taxable	56,362		56,362
Tax-exempt	66,864		66,864
Mortgage-backed securities:
U.S. government agencies	849		849
U.S. government-sponsored enterprises	86,871		86,871
Corporate debt securities	3,575		3,575
Common equity securities	92	92
Total investment securities	$395,918	$179,196	$216,722	$
Interest rate floor-other assets	$283		$283
Interest rate swap-other assets	$21,523		$21,523
Interest rate floor-other liabilities	$(237)		$(237)
Interest rate swap-other liabilities	$(20,930)		$(20,930)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2022	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$180,297	$180,297	$	$
U.S. government-sponsored enterprises	16,370		16,370
State and municipals:
Taxable	55,358		55,358
Tax-exempt	88,407		88,407
Mortgage-backed securities:
U.S. government agencies	942		942
U.S. government-sponsored enterprises	132,703		132,703
Corporate debt securities	3,626		3,626
Common equity securities	110	110
Total investment securities	$477,813	$180,407	$297,406	$
Interest rate floor-other assets	$1		$1
Interest rate swap-other assets	$21,794		$21,794
Interest rate swap-other liabilities	$(21,466)		$(21,466)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022 are summarized as follows:

Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
June 30, 2023	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$1,926	$	$	$1,926

Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2022	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$220	$	$	$220

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
June 30, 2023	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$1,926	Appraisal of collateral	Appraisal adjustments	22.8% to 77.0% (67.9)%
			Liquidation expenses	3.0% to 6.0% (4.7)%

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2022	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$220	Appraisal of collateral	Appraisal adjustments	21.6% to 97.0% (77.7)%
			Liquidation expenses	3.0% to 6.0% (4.9)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at June 30, 2023 and December 31, 2022 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
June 30, 2023	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$136,688	$136,688	$136,688	$	$
Investment securities:
Available-for-sale	395,826	395,826	179,104	216,722
Common equity securities	92	92	92
Held-to-maturity	88,211	74,013		74,013
Net loans	2,820,020	2,617,233			2,617,233
Accrued interest receivable	11,406	11,406		11,406
Mortgage servicing rights	896	1,727		1,727
Restricted equity securities (FHLB and other)	4,538	4,538		4,538
Interest rate floor	283	283		283
Interest rate swaps	21,523	21,523		21,523
Total	$3,479,483	$3,263,329
Financial liabilities:
Deposits	$3,229,481	$3,221,730	$	$3,221,730	$
Short-term borrowings	19,530	19,530		19,530
Long-term debt	25,000	24,676		24,676
Subordinated debentures	33,000	31,944		31,944
Accrued interest payable	4,701	4,701		4,701
Interest rate floor	237	237		237
Interest rate swaps	20,930	20,930		20,930
Total	$3,332,879	$3,323,748

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

For the three and six months ended June 30, salaries and employee benefits expense includes approximately $360 thousand and $837 thousand in 2023, and $308 thousand and $597 thousand in 2022 relating to the employee benefit plans.

(Dollars in thousands)	Pension Benefits
Three Months Ended June 30,	2023	2022
Net periodic pension income:
Interest cost	$164	$114
Expected return on plan assets	(293)	(352)
Amortization of unrecognized net loss	50	50
Net periodic pension income:	$(79)	$(188)

(Dollars in thousands)	Pension Benefits
Six Months Ended June 30,	2023	2022
Net periodic pension income:
Interest cost	$328	$228
Expected return on plan assets	(585)	(704)
Amortization of unrecognized net loss	99	99
Net periodic pension income:	$(158)	$(377)

In May 2017, the Company’s stockholders approved the 2017 equity incentive plan (“2017 Plan”). In May 2023, the Company’s stockholders approved the 2023 equity incentive plan (“2023 Plan”). Under the 2017 Plan and 2023 Plan the Compensation Committee of the Board of Directors has the authority to, among other things:

●	Select the persons to be granted awards under the Plan.

●	Determine the type, size and term of awards.

●	Determine whether such performance objectives and conditions have been met.

●	Accelerate the vesting or exercisability of an award.

Persons eligible to receive awards under the 2017 Plan and 2023 Plan include directors, officers, employees, consultants and other service providers of the Company and its subsidiaries.

As of June 30, 2023, there were 17,364 shares of the Company’s common stock available for grants as awards pursuant to the 2017 Plan and there were 96,572 shares of the Company’s common stock available for grant as awards pursuant to the 2023 Plan. While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan.   If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan and 2023 Plan authorize grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

For the six months ended June 30, 2023, the Company granted 23,428 awards of restricted stock and restricted stock units under the 2023 Plan. For the six months ended June 30, 2022, the Company granted 19,787 shares underlying such awards, under the 2017 Plan.

The non-performance restricted stock grants made in 2023, 2022 and 2021 vest equally over three years. The performance-based restricted stock units vest over three fiscal years and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on equity or tangible equity that determines the number of restricted stock units that may vest.

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

The Company recognized net compensation costs of $158 thousand and $316 thousand for the three and six months ended June 30, 2023 for awards granted under the 2017 Plan and did not recognize compensation expense for the awards granted under the 2023 Plan. The Company recognized compensation expense of $191 and $390 thousand for the three and six months ended June 30, 2022 for awards granted under the 2017 Plan. As of June 30, 2023, the Company had $1.7 million of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 2.0 years.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that an additional $22 thousand will be reclassified as a reduction to interest income.

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

As of June 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)			Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	2023		2022	2023		2022
AFS Securities (1)	$100,000	$		$(49)	$

Total	$100,000	$		$(49)	$
(1)	These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $145.0 million. The amounts of the designated hedged items were $123.2 million.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of June 30, 2023, the Company had 97 interest rate swaps with an aggregate notional amount of $421.5 million related to this program.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022.

Fair Values of Derivative Instruments
	Derivative Assets					Derivative Liabilities

	As of June 30, 2023			As of December 31, 2022 (1)		As of June 30, 2023			As of December 31, 2022
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location		Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$75,000	Other Assets	$296	Other Assets	$1	$50,000	Other Liabilities	$225	Other Liabilities	$
Total derivatives designated as hedging instruments			$296		$1			$225		$

Derivatives not designated as hedging instruments
Interest Rate Products	$206,240	Other Assets	$22,065	Other Assets	$22,195	$206,240	Other Liabilities	$21,472	Other Liabilities		$21,466
Other Contracts	1,511	Other Assets		Other Assets		7,511	Other Liabilities	2	Other Liabilities
Total derivatives not designated as hedging instruments			$22,065		$22,195			$21,474			$21,466
(1)	Notional amount of interest rate floor at December 31, 2022 was $25.0 million. Notional asset amount of interest rate swaps at December 31, 2022 was $187.3 million and $1.5 million for risk participation agreements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of June 30, 2023 and June 30, 2022.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Three months ended June 30, 2023	2023				2023
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	($ 1)		($ 1)	Interest Income	($ 16)		($ 16)
Total	($ 1)		($ 1)		($ 16)		($ 16)

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Three months ended June 30, 2022	2022				2022
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	($ 108)	($ 55)	($ 53)	Interest Income	$ 93	$ 109	($ 16)
Total	($ 108)	($ 55)	($ 53)		$ 93	$ 109	($ 16)

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Six months ended June 30, 2023	2023				2023
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	($ 1)		($ 1)	Interest Income	($ 32)		($ 32)
Total	($ 1)		($ 1)		($ 32)		($ 32)

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Six months ended June 30, 2022	2022				2022
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	($ 469)	($ 493)	$ 24	Interest Income	$ 224	$ 256	($ 32)
Total	($ 469)	($ 493)	$ 24		$ 224	$ 256	($ 32)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Income and Comprehensive Income (Loss)

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income (loss) for the three and six months ended June 30, 2023 and June 30, 2022.

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the three months ended June 30,
	2023	2022
(Dollars in thousands)	Interest Income	Interest Income

Total amounts of income and expense line items presented in the statements of income and comprehensive
income (loss) in which the effects of fair value or cash flow hedges are recorded.	$115	$93

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	(2,034)
Derivatives designated as hedging instruments	2,165
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	(16)	93
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component		109
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component	$(16)	$(16)

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the six months ended June 30,
	2023	2022
(Dollars in thousands)	Interest Income	Interest Income

Total amounts of income and expense line items presented in the statements of income and comprehensive
income (loss) in which the effects of fair value or cash flow hedges are recorded.	$130	$224

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	(48)
Derivatives designated as hedging instruments	210
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	(32)	224
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component		256
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component	$(32)	$(32)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Statements of Income and Comprehensive Income (Loss)

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022.

		Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain	Amount of Loss
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income on Derivative	Income	Income
	Recognized in Income on	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(Dollars in thousands)	Derivative	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
Derivatives Not Designated as Hedging Instruments:
Interest Rate Products	Other income / (expense)	$23	$(138)	$283	$523
Other Contracts	Other income / (expense)	30	30	1	4
Total		$53	$(108)	$284	$527

Fee Income	Fee income	$	$384	$1	$104

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of June 30, 2023
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$22,361	$	$22,361	$	$19,530	$2,831

Offsetting of Derivative Liabilities
as of June 30, 2023
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$21,698	$	$21,698	$21,698	$	$
*Cash collateral of $710 was paid in June 2023, but not presented in the table above.

Offsetting of Derivative Assets
as of December 31, 2022
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$22,196	$	$22,196	$	$14,530	$7,666

Offsetting of Derivative Liabilities
as of December 31, 2022
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$21,466	$	$21,466	$21,466	$	$

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

As of June 30, 2023, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $522 thousand. As of December 31, 2022, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and had posted collateral of $0.7 million with dealer

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

counterparties at June 30, 2023. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at June 30, 2023 and December 31, 2022 are summarized as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Interest-bearing deposits:
Money market accounts	$670,669	$685,323
Now accounts	760,690	772,712
Savings accounts	470,340	523,931
Time deposits less than $250	504,672	199,136
Time deposits $250 or more	109,735	92,731
Total interest-bearing deposits	2,516,106	2,273,833
Noninterest-bearing deposits	713,375	772,765
Total deposits	$3,229,481	$3,046,598

The deposit base consisted of 43.9% retail accounts, 33.4% commercial accounts, 14.4% municipal relationships and 8.4% brokered deposits at June 30, 2023. At June 30, 2023, total estimated uninsured deposits, were approximately $820.6 million, or approximately 25.4% of total deposits; as compared to approximately $1.1 billion, or 36.9% of total deposits at December 31, 2022. Included in the uninsured total at June 30, 2023 is $344.6 million of municipal deposits collateralized by letters of credit issued by the FHLB and pledged investment securities, and $1.7 million of affiliate company deposits. As an additional resource to our uninsured depositors, we offer all depositors access to IntraFi's CDARS and ICS programs which allows deposit customers to obtain full FDIC deposit insurance while maintaining the deposit relationship with our Bank.

11. Borrowings

Short-term borrowings consist of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties. Total short-term borrowings at June 30, 2023 were $19.5 million as compared to $114.9 million at December 31, 2022. Other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, represented the entire balance of $19.5 million at June 30, 2023. The overall decrease to total short-term borrowings from December 31, 2022 is due to paying-off the overnight borrowings at the FHLB with proceeds from the sale of investment securities and deposit growth.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The table below outlines short-term borrowings at and for the six months ended June 30, 2023 and at and for the year ended December 31, 2022:

	At and for the six months ended June 30, 2023
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Period
Other borrowings	$19,530	$15,327	$19,530	4.84%	5.08%
FHLB advances		38,658	158,000	4.86
Total short-term borrowings	$19,530	$53,985	$177,530	4.85%	5.08%

	At and for the year ended December 31, 2022
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
Other borrowings	$14,530	$10,033	$16,100	2.10%	4.30%
FHLB advances	100,400	32,647	125,975	2.73	4.45
Total short-term borrowings	$114,930	$42,680	$142,075	2.58%	4.43%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At June 30, 2023, the maximum borrowing capacity was $1.2 billion of which $25.0 million was outstanding in borrowings and $259.7 million was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2022, the maximum borrowing capacity was $1.2 billion of which $101.0 million was outstanding in borrowings and $388.8 million was used to issue standby letters of credit to collateralize public fund deposits.

Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The overnight borrowing rate resets each day.

Long-term debt consisting of advances from the FHLB at June 30, 2023 and December 31, 2022 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed		June 30, 2023	December 31, 2022
March 2023	4.69%	$		$555
March 2025	4.37		10,000
March 2026	4.20		15,000
			$25,000	$555

Maturities of long-term debt, by contractual maturity, for the remainder of 2023 and subsequent years are as follows:

(Dollars in thousands)
2025	$10,000
2026	15,000
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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) model.  The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.  At adoption, the Company decreased its allowance for credit losses by $3.0 million. Upon adoption the Company recorded a cumulative effect adjustment that increased stockholders’ equity by $2.4 million, net of tax. For additional information on ASU 2016-13, see the new “Allowance for Credit Losses” policy included in Note 1 “Summary of Significant Accounting Policies”.

During the quarter-ended June 30, 2023, the Company became aware that the unaudited consolidated financial statements for the three months ended March 31, 2023 contained an immaterial misstatement. The Company determined that the allowance for credit losses was overstated by $1.5 million as of March 31, 2023. The adjustment consisted of $1.1 million related to the adoption of ASU 2016-13 and a $0.4 million reduction in the first quarter 2023 provision for credit loss requirement. The $1.5 million credit to the provision for credit losses and reduction in the allowance for credit losses is reflected in the unaudited consolidated financial statements for the three and six months ended June 30, 2023. For additional information, see Note 1 “Immaterial Prior Period Adjustment.”

Other than the aforementioned, there have been no material changes to our accounting policies from those disclosed on Form 10-K for the year ended December 31, 2022.

Operating Environment:

The second quarter of 2023 has been centered in uncertainty around the lingering possibility of a recession together with existing inflationary conditions.

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

In light of the recent events in the banking industry, the Company continues to actively monitor balance sheet trends, deposit flows, and liquidity needs to ensure that the Company and the Bank are able to meet the needs of the Bank’s customers and maintain financial flexibility. Despite the negative developments within the broader banking industry during 2023, the Company’s and the Bank’s regulatory capital ratios continued to exceed the standards to be considered well-capitalized under regulatory requirements. See the discussion under the heading “Capital” within this Item 2 for additional information about the Company’s regulatory capital position.

While inflation decreased since its peak in 2022, it still remains above the Federal Open Market Committee’s

(“FOMC”) long-term desired 2% level for items other than food and energy. Core inflation, as measured by the Consumer Price Index (“CPI”), excluding items known for their volatility such as food and energy, was 4.8% for the 12 months ended June 30, 2023. When including food and energy, CPI increased 3.0% during the 12 months ended June 30, 2023 primarily due to food and transportation.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Concerns over the high inflation rate have resulted in central bankers in the U.S. continuing to adjust interest rates. The FOMC has increased the federal funds rate four times in 2023 in addition to seven times in 2022 for a total of 525 basis points. These higher rates are expected to continue to negatively impact the fair value of our investment portfolio and to slow economic activity by curbing spending, hiring and investment which may reduce loan demand and result in deposit outflows.

While we experienced strong loan growth in the early months of 2023, lending has tempered in the latter months as higher rates begin to affect borrowers’ demand for credit. We have seen lower mortgage origination and sales volume as interest rates on mortgage loans have reached 20 year highs and the housing market cools off. From a funding perspective, the competition and subsequent costs of deposits have increased and likely will continue to increase as the FOMC adjusts rates.

The labor market remains strong with national unemployment at 3.6% in June 2023. This along with a relatively unchanged number of persons not in the labor force has made it difficult and costly for companies to fill open positions and thus could continue to increase our salaries and benefits expenses.

Real gross domestic product (“GDP”) increased at a seasonally adjusted annual rate of 2.4% during the three months ended June 30, 2023, according to the Bureau of Economic Analysis’s “Advance” estimate, after increasing 2.0% in the three months ended March 31, 2023.  The increase in the most recent period reflected increases in consumer spending, nonresidential fixed investment, state and local government spending, private inventory investment and federal government spending that were partly offset by decreases in exports and residential fixed investment. Compared to the first quarter, the acceleration in real GDP in the second quarter reflected an upturn in private inventory investment and an acceleration in nonresidential fixed investment.

Economic uncertainty and reductions to spending by retail and commercial customers due to rising costs may reduce loan demand and increase loan delinquencies in the near-term.

Goodwill:

The Company has goodwill with a net carrying value of $63.4 million at June 30, 2023 and December 31, 2022. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At June 30, 2023, we performed a qualitative evaluation, which involves determining whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

Review of Financial Position:

Total assets increased $128.3 million or 7.3% annualized, to $3.7 billion at June 30, 2023, from $3.6 billion at December 31, 2022. The increase in assets during the three months was due to increases in loan growth and federal funds sold, funded primarily by an increase in deposits. Total loans increased to $2.8 billion at June 30 2023, compared to $2.7 billion at December 31, 2022, an increase of $113.1 million. Investments decreased $84.9 million due primarily from the sale of securities, including U.S. Treasury bonds, tax-exempt municipal bonds and mortgage-backed securities, with the proceeds of $67.4 million used to pay down high cost, short term borrowings. Federal funds sold balances increased to $93.1 million at June 30, 2023 from zero at December 31, 2022 due to growth of deposits.

Deposits increased $182.9 million to $3.2 billion at June 30, 2023 from $3.0 billion at December 31, 2022 as a $248.0 million increase in brokered deposits and an increase of $25.0 million in retail and commercial accounts, were partially offset by a decrease of $90.1 million in municipal deposits. Interest-bearing deposits increased $242.3 million while

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

noninterest-bearing deposits decreased $59.4 million. Total short-term borrowings at June 30, 2023 were $19.5 million, a decrease of $95.4 million from $114.9 million at December 31, 2022, while long term debt increased to $25.0 million at June 30, 2023 from $0.6 million at December 31, 2022. Total stockholders’ equity increased $16.4 million from $315.4 million at year-end 2022 to $331.8 million at June 30, 2023 due to net income, a decrease to accumulated other comprehensive loss resulting from a lower unrealized loss on available for sale investment securities and an increase to retained earnings from the adoption of and transition to CECL, partially offset by dividends paid. The unrealized losses on the held to maturity portfolio totaled $14.2 million and $14.6 million at June 30, 2023 and December 31, 2022, respectively. For the six months ended June 30, 2023, total assets averaged $3.6 billion, an increase of $268.9 million from $3.3 billion for the same period of 2022.

Investment Portfolio:

The majority of the investment portfolio is classified as available for sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available for sale totaled $395.8 million at June 30, 2023, a decrease of $81.9 million, or 17.1% from $477.7 million at December 31, 2022. The decrease was primarily due to the sale of $65.6 million in securities, which included U.S. Treasury bonds, tax-exempt municipals and mortgage-backed securities, as part of our strategy to add liquidity and reduce short-term borrowings. Approximately 68% of our available for sale investment portfolio consists of U.S. Treasury bonds and mortgage-backed securities issued or guaranteed by U.S. government agencies or U.S. government-sponsored entities.

Investment securities held to maturity, which consisted of 87.3% of mortgage-backed securities issued or guaranteed by U.S. Government agency and U.S. Government-sponsored entities, totaled $88.2 million at June 30, 2023, a decrease of $3.0 million from $91.2 million at December 31, 2022. Held to maturity securities had a market value of $74.0 million at June 30, 2023 compared to $76.6 million at December 31, 2022.

For the six months ended June 30, 2023, the investment portfolio averaged $578.8 million, a decrease of $70.3 million or 10.8% compared to $649.1 million for the same period last year. Average tax-exempt municipal bonds have decreased $16.4 million or 14.8% to $94.3 million for the six months ended June 30, 2023 from $110.8 million during the comparable period of 2022.  The tax-equivalent yield on the investment portfolio increased 11 basis points to 1.78% for the six months ended June 30, 2023, from 1.67% for the comparable period of 2022.

Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the Accumulated Other Comprehensive Loss (AOCL) component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $47.6 million net of deferred income taxes of $13.0 million at June 30, 2023, and net unrealized losses of $52.0 million, net of deferred income taxes of $14.3 million, at December 31, 2022.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Loan Portfolio:

Total loans increased to $2.8 billion at June 30, 2023 from $2.7 billion at December 31, 2022, an increase of $113.1 million. Loan growth slowed during the three months ended June 30, 2023 due in part to higher interest rates, liquidity and recession concerns and totaled $25.3 million. Our loan growth is due primarily to increases in commercial and residential real estate loans.

Commercial real estate loans increased $84.5 million or 10.0% annualized, to $1.8 billion at June 30, 2023 compared to $1.7 billion at December 31, 2022 due to increased activity in all our markets.

Consumer loans decreased $0.2 million, or 0.5% on an annualized basis, to $90.1 million at June 30, 2023 compared to $90.3 million at December 31, 2022. Consumer other loans declined $7.1 million due primarily to real estate secured loans being re-classified to residential real estate loans; indirect auto loans increased $7.9 million during 2023 due to new originations.

Residential real estate loans increased $18.2 million, or 11.1% on an annualized basis, to $348.9 million at June 30, 2023 compared to $330.7 million at December 31, 2022. The increase in residential mortgages is due to increased home equity loan activity, the aforementioned re-classification from consumer loans and a higher percentage of loans not eligible to be sold into the secondary market, including jumbo mortgages.

For the six months ended June 30, 2023, total loans averaged $2.8 billion, an increase of $396.2 million or 16.4% compared to $2.4 billion for the same period of 2022. The tax-equivalent yield on the entire loan portfolio was 4.72% for the six months ended June 30, 2023, an 88 basis point increase from the comparable period last year. The increase in yield is primarily due to the FOMC increases and its corresponding effect on our offering rates on new originations and the indices at which our adjustable and floating rate loans reprice.

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

Unused commitments at June 30, 2023, totaled $650.1 million, consisting of $597.3 million in unfunded commitments of existing loan facilities and $52.8 million in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and, therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2022 totaled $689.4 million, consisting of $631.8 million in unfunded commitments of existing loans and $57.6 million in standby letters of credit.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Asset Quality:

Distribution of nonperforming assets

(Dollars in thousands, except percents)	June 30, 2023	December 31, 2022
Nonaccrual loans	$1,900	$2,035
Troubled debt restructured loans (including nonaccrual TDR)		1,351
Accruing loans past due 90 days or more:	181	748
Total nonperforming loans	2,081	4,134
Foreclosed assets
Total nonperforming assets	$2,081	$4,134
Total loans held for investment	$2,843,238	$2,730,116
Allowance for credit losses	23,218	27,472
Allowance for credit losses as a percentage of loans held for investment	0.82%	1.01%
Allowance for credit losses as a percentage of nonaccrual loans	1222.00	1349.98
Nonaccrual loans as a percentage of loans held for investment	0.07	0.07
Nonperforming loans as a percentage of loans, net	0.07	0.15

We experienced improved asset quality during the first six months of 2023 as evidenced by a decrease of $2.1 million in nonperforming assets. Nonperforming assets totaled $2.1 million or 0.06% of total assets at June 30, 2023, a decrease from $4.1 million or 0.12% of total assets at December 31, 2022. The reduction was the result of the removal of troubled debt restructurings due to a change in accounting guidance, a reduced level of loans 90 days or more past due and still accruing, and collection activities.

Loans on nonaccrual status, excluding troubled debt restructured nonaccrual loans, decreased $135 thousand to $1.9 million at June 30, 2023 from $2.0 million at December 31, 2022. The decrease to nonaccrual loans since year-end is due to a decrease in commercial real estate loans of $308 thousand due primarily to a principal curtailment on one specific credit, a decrease in commercial loans of $74 thousand and a decrease in consumer loans of $62 thousand, partially offset by an increase of $309 thousand to the residential real estate loan portfolio due in part to one loan migrating from past due ninety days and accruing.  Restructured loans decreased to none from $1.4 million at December 31, 2022 due to changes in the accounting guidance. There were no foreclosed properties at June 30, 2023 and at December 31, 2022.

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

During the quarter-ended June 30, 2023, the Company became aware that the unaudited consolidated financial statements for the three months ended March 31, 2023 contained an immaterial misstatement. The Company determined that the allowance for credit losses was overstated by $1.5 million as of March 31, 2023. The adjustment consisted of $1.1 million related to the adoption of ASU 2016-13 and a $0.4 million reduction in the first quarter 2023 provision for credit loss requirement. The $1.5 million credit to the provision for credit losses and reduction in the allowance for credit losses is reflected in the unaudited consolidated financial statements for the three and six months ended June 30, 2023. For additional information, see Note 1 “Immaterial Prior Period Adjustment.”

The allowance for credit losses equaled $23.2 million or 0.82% of loans, net at June 30, 2023 compared to $27.5 million or 1.01% of loans, net, at December 31, 2022. In addition to the transition adjustment of $3.3 million and the $1.5 million adjustment noted above, a provision of $0.6 million was applied due to the impact of various factors such as updated economic assumptions as well as changes in qualitative adjustments, portfolio composition and asset quality. Loans charged-off, net of recoveries, for the six months ended June 30, 2023, equaled $34 thousand and less than 0.01% of average loans, compared to $259 thousand or 0.02% of average loans for the comparable period last year. The decrease to charge-offs in the current period is due to improved credit quality resulting in fewer charge-offs.

Deposits:

We attract the majority of our deposits from within our market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs.

For the six months ended June 30, 2023, total deposits increased $182.9 million or 12.1% annualized to $3.2 billion from $3.0 billion at December 31, 2022.  Noninterest-bearing deposits decreased $59.4 million, or 15.5% annualized and interest-bearing deposits increased $242.3 million, or 21.5% annualized during the six months ended June 30, 2023. The increase in deposits was due to a $248.0 million net increase in brokered deposits and a $25.0 million increase in retail and commercial accounts partially offset by an $90.2 million seasonal decrease in municipal deposits. During the six months ended June 30, 2023, the Company utilized a portion of its contingency funding sources and added $259.0 million of longer-term callable brokered CDs to improve its on-balance sheet liquidity position. The Company has the option to call the CDs after an initial three or six month period.

Interest-bearing checking, NOW, and money market accounts decreased $26.7 million to $1.4 billion at June 30, 2023 from $1.5 billion at December 31, 2022. Savings accounts decreased $53.6 million to $470.3 million as of June 30, 2023 from $523.9 million at December 31, 2022 as rate sensitive depositors shifted a portion of their balances to higher rate offerings both internally and externally. Time deposits less than $250 thousand increased $305.5 million to $504.7 million at June 30, 2023, from $199.1 million at December 31, 2022 primarily due to the addition of $259.0 million in brokered certificates of deposit.  Time deposits $250 thousand or more increased $17.0 million to $109.7 million at June 30, 2023 from $92.7 million at year end 2022.

The deposit base consisted of 43.9% retail accounts, 33.4% commercial accounts, 14.4% municipal relationships and 8.4% brokered deposits at June 30, 2023. At June 30, 2023, total estimated uninsured deposits, were approximately $820.6 million, or approximately 25.4% of total deposits; as compared to approximately $1.1 billion, or 36.9% of total deposits at December 31, 2022. Included in the uninsured total at June 30, 2023 is $344.6 million of municipal deposits collateralized by letters of credit issued by the FHLB and pledged investment securities, and $1.7 million of affiliate company deposits. As an additional resource to our uninsured depositors, we offer all depositors access to IntraFi's CDARS and ICS programs which allows deposit customers to obtain full FDIC deposit insurance while maintaining their relationship with our Bank.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the six months ended June 30, interest-bearing deposits averaged $2.4 billion in 2023 compared to $2.2 billion in 2022, an increase of $226.8 million or 20.9% annualized. The cost of interest-bearing deposits was 1.95% in 2023 compared to 0.28% for the same period last year. For the first six months, the overall cost of interest-bearing liabilities, including the cost of borrowed funds, was 2.07% in 2023 and 0.37% in 2022. The higher costs are due primarily to increases in interest rates paid on deposits in order to attract and retain current balances. We anticipate that funding costs will continue to increase in the future as a result of the FOMC rate adjustments, local competition for deposits and the cost of alternative funding. The volume and velocity of the rate increases will place pressure on our funding costs.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB. In addition, the Bank may borrow from the Federal Reserve utilizing the Discount Window.

Overall, total borrowings were $77.5 million at June 30, 2023, which included a combination of other borrowings, long-term debt, and subordinated debt, compared to $148.5 million at December 31, 2022, a decrease of $71.0 million.  There were no overnight borrowings at June 30, 2023 compared to $100.4 million at December 31, 2022 as proceeds from the sale of investment securities and deposit growth in the current period were utilized to pay-down the balance. Other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $19.5 million compared to $14.5 million at December 31, 2022. Higher market interest rates resulted in heightened exposure requiring an increase to pledged cash collateral.  Long-term debt was $25.0 million at June 30, 2023 compared to $0.6 million at year end 2022 as the Bank utilized its borrowing capacity at the FHLB to add on-balance sheet liquidity and supplement the funding of the loan portfolio growth. Subordinated debt outstanding at June 30, 2023 and December 31, 2022 was $33.0 million.

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

Market interest rates increased rapidly during 2022 and continued to increase into 2023 as the FOMC has raised the federal funds rate. A total of seven increases for a total of 425 basis points occurred in 2022, and four additional increases totaling 100 basis points have been made so far in 2023, resulting in a total of 525 basis points since the beginning of the FOMC’s initiative to curb inflation. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management, that involves a comprehensive risk

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.31% at June 30, 2023, an increase from 0.69% at December 31, 2022. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. Given the current economic conditions and outlook, along with the action by the FOMC to increase the federal funds rate we should experience increased net interest income. The overall focus of ALCO is to maintain a well-balanced interest rate risk position in order to safeguard future earnings. The current position at June 30, 2023, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2023, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2023 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in May to review our interest rate risk profile, capital adequacy and liquidity.  Management believes the Company’s liquidity position is strong. At June 30, 2023, the Company’s cash and due from banks balances were $136.7 million and we maintained $272.1 million of availability at the Federal Reserve Bank’s discount window. The Company also maintains an available for sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury and U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as a ready source of liquidity and capital. At June 30, 2023, the Company’s available for sale investment securities portfolio totaled $395.8 million, $269.7 million of which were unencumbered. Net unrealized losses on the portfolio were $60.6 million. The Bank’s unused borrowing capacity at the FHLB at June 30, 2023 was $927.6 million.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2023. Our noncore funds at June 30, 2023, were comprised of time deposits in denominations of $100 thousand or more, brokered deposits and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2023, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 14.2%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 5.8%. Comparatively, our overall noncore dependence ratio at year-end 2022 was 9.6% and our net short-term noncore funding dependence ratio was negative 8.5%, indicating that our reliance on noncore funds has increased overall due to our relatively static deposit balances but improved in the short-term due to our federal funds sold balances.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $98.8 million during the six months ended June 30, 2023. Cash and cash equivalents decreased $232.2 million for the same period last year. For the six months ended June 30, 2023, net cash inflows of $104.2 million from financial activities and $17.6 million from operating activities

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

were partially offset by net cash outflows of $22.9 million from investing activities. For the same period of 2022, net cash inflows of $18.7 million from operating activities and $69.8 million from financing activities were offset by net cash outflows of $320.7 million from investing activities.

Operating activities provided net cash of $17.6 million for the six months ended June 30, 2023, and $18.7 million for the corresponding six months of 2022. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for credit losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $22.9 million for the six months ended June 30, 2023, compared to using net cash of $320.7 million for the same period of 2022. A net increase in loans less proceeds from investment sales were the primary factors causing the net cash outflow from investing activities.

Financing activities provided net cash of $104.2 million for the six months ended June 30, 2023, and provided net cash of $69.8 million for the corresponding six months of 2022. In 2023, deposit gathering was our predominant financing activity. Deposits provided cash of $182.9 million for the six months ended June 30, 2023 while short term borrowings decreased cash by $95.4 million. We continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $331.8 million or $46.53 per share at June 30, 2023, compared to $315.4 million or $44.06 per share at December 31, 2022. Stockholders’ equity increased during the six month period ended June 30, 2023 primarily due to a lower AOCL of $4.5 million resulting from a reduction in the unrealized loss on investment securities and addition of $2.4 million to retained earnings from our adoption of CECL, partially offset by cash dividends declared of $5.9 million and the repurchase of 42,128 common shares totaling $1.9 million. Net income of $17.0 million for the six months ended June 30, 2023 was added to our capital position during the period.

Dividends declared equaled $0.82 per share through the six months ended June 30, 2023 and $0.78 per share for the same period of 2022. The dividend payout ratio was 34.5% for the six months ended June 30, 2023 and 29.5% for the same period of 2022. The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy. The Board declared on July 28, 2023 a third quarter dividend of $0.41 per share payable on September 15, 2023 to shareholders of record as of August 31, 2023. Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors considers payment of dividends.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At June 30, 2023, the Bank’s Tier 1 capital to total average assets was 9.61% as compared to 9.69% at December 31, 2022. The Bank’s Tier 1 capital to risk weighted asset ratio was 12.23% and the total capital to risk weighted asset ratio was 13.04% at June 30, 2023. These ratios were 12.27% and 13.26% at December 31, 2022. The Bank’s common equity Tier 1 to risk weighted asset ratio was 12.23% at June 30, 2023 compared to 12.27% at December 31, 2022. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at June 30, 2023.

Review of Financial Performance:

Peoples reported net income of $9.4 million or $1.31 per diluted share for the three months ended June 30, 2023, a 0.8% increase when compared to $9.4 million or $1.30 per share for the comparable period of 2022. Quarterly net income included lower net interest income of $1.6 million due to higher funding costs, reduced noninterest income of $0.3 million and higher operating expenses of $1.1 million, offset by a lower provision for credit losses of $3.2 million.

The $2.2 million credit to the provision for credit losses in the current period included the impact of various factors including prior period adjustments (see Note 1) and updated economic assumptions as well as changes in qualitative adjustments, portfolio composition and asset quality. Changes to qualitative factors related to lower loan growth were partially offset by banking industry concerns which resulted in lower expected credit losses. The year ago period included a provision for credit losses of $1.0 million based on our legacy allowance for credit losses methodology and then current conditions.

Peoples reported net income of $17.0 million, or $2.37 per diluted share for the six months ended June 30, 2023, a decrease of 10.4% when compared to $19.0 million, or $2.63 per diluted share for the comparable period of 2022. The decrease in earnings in the six months ended June 30, 2023 is a result of decreased net interest income of $1.1 million when compared to the six months ended June 30, 2022 as higher interest income on earning assets due to increased rates was more than offset by increased funding costs. Lower interest income combined with higher operating expenses of $3.4 million were partially offset by a $2.2 million decrease to the provision for credit losses. Higher noninterest expenses were mainly due to higher salaries and benefits of $1.7 million and higher occupancy and equipment costs of $0.3 million due to transaction cost increases. The year ago period also included $0.5 million in gains from the sale of other real estate owned, which is included in noninterest expense, with no comparable transaction in the current period.

Return on average assets (“ROA”) measures our net income in relation to total assets. Our annualized ROA was 1.04% for the second quarter of 2023 compared to 1.12% for the same period of 2022. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our annualized ROE was 11.42% for the second quarter of 2023 compared to 11.71% for the comparable period in 2022.

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

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three and six months ended June 30, 2023 and 2022:

(Dollars in thousands)
Three Months Ended June 30,	2023	2022
Interest income (GAAP)	$36,736	$25,892
Adjustment to FTE	478	461
Interest income adjusted to FTE (non-GAAP)	37,214	26,353
Interest expense	14,640	2,185
Net interest income adjusted to FTE (non-GAAP)	$22,574	$24,168

(Dollars in thousands)
Six Months Ended June 30,	2023	2022
Interest income (GAAP)	$71,014	$50,463
Adjustment to FTE	965	905
Interest income adjusted to FTE (non-GAAP)	71,979	51,368
Interest expense	25,806	4,125
Net interest income adjusted to FTE (non-GAAP)	$46,173	$47,243

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and six months ended June 30, 2023 and 2022:

(Dollars in thousands, except percents)
Three Months Ended June 30,	2023	2022
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$16,614	$15,493
Less: amortization of intangible assets expense	28	96
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	16,586	15,397

Net interest income (GAAP)	22,096	23,707
Plus: taxable equivalent adjustment	478	461
Noninterest income (GAAP)	3,552	3,881
Less: net gains (losses) on equity securities	12	(23)
Net interest income (FTE) plus noninterest income (non-GAAP)	$26,114	$28,072

Efficiency ratio (non-GAAP)	63.5%	54.8%

(Dollars in thousands, except percents)
Six Months Ended June 30,	2023	2022
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$33,168	$29,782
Less: amortization of intangible assets expense	57	193
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	33,111	29,589

Net interest income (GAAP)	45,208	46,338
Plus: taxable equivalent adjustment	965	905
Noninterest income (GAAP)	7,226	7,302
Less: Net losses on equity securities	(17)	(19)
Less: Gains on sale of available for sale securities	81	—
Net interest income (FTE) plus noninterest income (non-GAAP)	$53,335	$54,564

Efficiency ratio (non-GAAP)	62.1%	54.2%

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

For the three months ended June 30, tax-equivalent net interest income decreased $1.6 million to $22.6 million in 2023 from $24.2 million in 2022. The net interest spread decreased to 2.02% for the three months ended June 30, 2023 from 2.95% for the three months ended June 30, 2022 as the earning asset yield increased 97 basis points while the average rate paid on interest-bearing liabilities increased 190 basis points. The tax-equivalent net interest margin decreased to 2.61% for the second quarter of 2023 from 3.06% for the comparable period of 2022.

For the three months ended June 30, tax-equivalent interest income, a non-GAAP measure, on earning assets increased $10.9 million to $37.2 million in 2023 as compared to $26.4 million in 2022. The overall yield on earning assets, on a fully tax-equivalent basis, increased 97 basis points for the three months ended June 30, 2023 to 4.31% as compared to 3.34% for the three months ended June 30, 2022. The increase to tax-equivalent interest income is due to the increase in rates for newly acquired assets and rising rate indices, coupled with an increase in our earning asset base of $301.7 million. The overall yield earned on investments increased 6 basis points in the second quarter of 2023 to 1.73% from 1.67% for the second quarter of 2022 as a result of our sale of lower yielding bonds. Average investment balances were $106.1 million lower when comparing the current and year ago quarter. Average federal funds sold increased $37.2 million to $61.1 million for the three months ended June 30, 2023 and yielded 5.24%, as compared to $23.9 million and a yield of 0.37% in the year ago period. We expect asset yields to move upward as asset cash flow reprices higher due to the increases to the federal funds rate by the FOMC.

Total interest expense increased $12.5 million to $14.6 million for the three months ended June 30, 2023 from $2.2 million for the three months ended June 30, 2022. The total cost of funds increased 190 basis points for the three months ended June 30, 2023 to 2.29% as compared to 0.39% in the year ago period. The increase in costs was due to higher rates paid on both interest-bearing deposits and short term borrowings, combined with higher average balances in the current period. Average rates paid on deposits increased as the result of the FOMC’s corresponding rate increases and local competition for deposits. We expect funding costs to continue to increase in 2023 as market rates rise as the result of increased competition for deposits.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net interest income changes due to rate and volume for the six months ended June 30

	2023 vs 2022
	Increase (decrease)
	attributable to
(Dollars in thousands)	Total	Rate	Volume
Interest income:
Loans:
Taxable	$19,326	$11,199	$8,127
Tax-exempt	526	274	252
Investments:
Taxable	(25)	829	(854)
Tax-exempt	(241)	(55)	(186)
Interest-bearing deposits	79	121	(42)
Federal funds sold	946	1,136	(190)
Total interest income	20,611	13,504	7,107
Interest expense:
Money market accounts	8,681	8,515	166
NOW accounts	5,262	5,465	(203)
Savings accounts	263	279	(16)
Time deposits less than $100	4,138	2,750	1,388
Time deposits $100 or more	1,915	1,826	89
Short-term borrowings	1,177	710	467
Long-term debt	245	(12)	257
Subordinated debt
Total interest expense	21,681	19,533	2,148
Net interest income - non-GAAP	$(1,070)	$(6,029)	$4,959

Tax-equivalent net interest income, a non-GAAP measure, was $46.2 million in the six months ended June 30, 2023 and $47.2 million in the comparable period last year. There was a positive volume variance that was offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $4.9 million. A rate variance resulted in a decrease in net interest income of $6.0 million.

Average earning assets increased $267.4 million to $3.4 billion for the six months ended June 30, 2023 from $3.2 billion for the six months ended June 30, 2022 and accounted for a $7.1 million increase in interest income. Average taxable loans increased $379.5 million, which caused interest income to increase $8.1 million. Average tax-exempt loans increased $16.7 million which caused interest income to increase $252 thousand. Average taxable investments decreased $53.9 million comparing 2023 and 2022, which resulted in decreased interest income of $854 thousand while average tax-exempt investments decreased $16.4 million, which resulted in a decrease to interest income of $186 thousand. Average federal funds sold decreased $52.3 million for the six months ended June 30, 2023 which resulted in a decrease of $190 thousand to interest income.

Average interest-bearing liabilities rose $273.2 million to $2.5 billion for the six months ended June 30, 2023 from $2.2 billion for the six months ended June 30, 2022 resulting in a net increase in interest expense of $1.6 million. Interest-bearing deposit accounts, including money market, NOW and savings accounts grew $37.0 million, resulting in a decrease to interest expense of $53 thousand. In addition, large denomination time deposits averaged $31.8 million more in the current period and caused interest expense to increase $89 thousand. An increase of $158.0 million in average time deposits less than $100 thousand resulted in an increase to interest expense of $1.4 million. In addition, short-term borrowings averaged $34.9 million higher and increased interest expense $467 thousand while long-term borrowing increased $11.6 million and resulted in an increase to interest expense of $257 thousand.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets increased 95 basis points while there was a 170 basis point increase in the cost of funds. As a result, tax-equivalent net interest income decreased $6.0 million comparing the six months ended June 30, 2023 and 2022. The tax-equivalent yield on earning assets was 4.23% in the 2023 period compared to 3.28% in 2022 resulting in an increase in interest income of $13.5 million. The yield on the taxable investment portfolio increased 16 basis points to 1.69% during the six months ended June 30, 2023 from 1.53% in the year ago period, resulting in an increase of $829 thousand in interest income. The yield on the tax exempt investment portfolio decreased 10 basis points to 2.26% during the six months ended June 30, 2023 from 2.36% in the year ago period, resulting in a decrease of $55 thousand in interest income. The tax-equivalent yield on the loan portfolio increased 88 basis points to 4.72% in 2023 from 3.84% in 2022 and resulted in an increase to interest income of $11.5 million.

The yield on interest bearing deposits increased 167 basis points to 1.95% from 0.28% in the year ago period resulting in an increase in interest expense of $18.8 million. The yield on long term borrowings decreased 38 basis points to 4.32% from 4.70% in the year ago period and resulted in a decrease to interest expense of $12 thousand. The yield on short term borrowings increased 356 basis points to 4.85% from 1.29% in the year ago period and resulted in an increase to interest expense of $710 thousand. The yield on subordinated debt was unchanged when compared to a year ago.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available for sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax equivalent basis using the prevailing federal statutory tax rate of 21%.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Three months ended
	June 30, 2023			June 30, 2022
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,615,881	$32,139	4.93%	$2,254,405	$22,009	3.92%
Tax-exempt	224,960	1,780	3.17	211,885	1,542	2.92
Total loans	2,840,841	33,919	4.79	2,466,290	23,551	3.83
Investments:
Taxable	469,712	1,931	1.65	553,078	2,110	1.53
Tax-exempt	88,371	481	2.18	111,138	652	2.35
Total investments	558,083	2,412	1.73	664,216	2,762	1.67
Interest-bearing deposits	6,839	85	4.99	10,694	18	0.68
Federal funds sold	61,093	798	5.24	23,920	22	0.37
Total earning assets	3,466,856	37,214	4.31%	3,165,120	26,353	3.34%
Less: allowance for loan losses	25,895			28,839
Other assets	209,915			210,739
Total assets	$3,650,876	$37,214		$3,347,020	$26,353
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$664,451	$4,958	2.99%	$588,222	$448	0.31%
Interest-bearing demand and NOW accounts	771,690	3,537	1.84	782,501	577	0.30
Savings accounts	483,385	239	0.20	518,847	99	0.08
Time deposits less than $100	375,799	3,620	3.86	125,653	306	0.98
Time deposits $100 or more	198,355	1,360	2.75	152,346	167	0.44
Total interest-bearing deposits	2,493,680	13,714	2.21	2,167,569	1,597	0.30
Short-term borrowings	16,854	213	5.07	34,953	122	1.40
Long-term debt	25,000	269	4.32	1,901	23	4.85
Subordinated debt	33,000	444	5.40	33,000	443	5.38
Total borrowings	74,854	926	4.96	69,854	588	3.33
Total interest-bearing liabilities	2,568,534	14,640	2.29	2,237,423	2,185	0.39
Noninterest-bearing deposits	711,729			756,226
Other liabilities	39,494			33,079
Stockholders’ equity	331,119			320,292
Total liabilities and stockholders’ equity	$3,650,876			$3,347,020
Net interest income/spread		$22,574	2.02%		$24,168	2.95%
Net interest margin			2.61%			3.06%
Tax-equivalent adjustments:
Loans		$375			$324
Investments		103			137
Total adjustments		$478			$461

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Six months ended
	June 30, 2023			June 30, 2022
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,581,167	$62,188	4.86%	$2,201,621	$42,862	3.93%
Tax-exempt	224,442	3,537	3.18	207,788	3,011	2.92
Total loans	2,805,609	65,725	4.72	2,409,409	45,873	3.84
Investments:
Taxable	484,437	4,057	1.69%	538,342	4,082	1.53
Tax-exempt	94,337	1,057	2.26	110,768	1,298	2.36
Total investments	578,774	5,114	1.78	649,110	5,380	1.67
Interest-bearing deposits	4,044	99	4.94	10,185	20	0.40
Federal funds sold	40,338	1,041	5.20	92,687	95	0.21
Total earning assets	3,428,765	71,979	4.23%	3,161,391	51,368	3.28%
Less: allowance for credit losses	25,230			28,779
Other assets	209,535			211,608
Total assets	$3,613,070	$71,979		$3,344,220	$51,368
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$692,999	$9,514	2.77%	$592,085	$833	0.28%
Interest-bearing demand and NOW accounts	751,655	6,326	1.70	801,155	1,064	0.27
Savings accounts	497,939	455	0.18	512,367	192	0.08
Time deposits less than $100	284,659	4,746	3.36	126,626	608	0.97
Time deposits $100 or more	188,993	2,283	2.44	157,243	368	0.47
Total interest-bearing deposits	2,416,245	23,324	1.95	2,189,476	3,065	0.28
Short-term borrowings	53,985	1,299	4.85	19,135	122	1.29
Long-term debt	13,803	296	4.32	2,186	51	4.70
Subordinated debt	33,000	887	5.42	33,000	887	5.42
Total borrowings	100,788	2,482	4.97	54,321	1,060	3.94
Total interest-bearing liabilities	2,517,033	25,806	2.07	2,243,797	4,125	0.37
Noninterest-bearing deposits	728,238			745,348
Other liabilities	39,208			30,816
Stockholders’ equity	328,591			324,259
Total liabilities and stockholders’ equity	$3,613,070			$3,344,220
Net interest income/spread		$46,173	2.16%		$47,243	2.91%
Net interest margin			2.72%			3.01%
Tax-equivalent adjustments:
Loans		$743			$632
Investments		222			273
Total adjustments		$965			$905

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Credit Losses:

Effective January 1, 2023 the Company transitioned to ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), commonly referred to as CECL. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2023. Refer to Note 1 “Summary of Significant Accounting Policies” for additional detail on the adoption of CECL.

For the three months ended June 30, 2023, a reversal of $2.2 million was posted to the provision for credit losses compared to a provision of $1.0 million in the year ago period. The current period provision reversal was due to the prior period adjustments (see Note 1) and updated economic assumptions as well as changes in qualitative adjustments, portfolio composition and asset quality. Changes to qualitative factors related to lower loan growth were partially offset by banking industry concerns which resulted in lower expected credit losses. The year ago period included a provision for credit losses of $1.0 million based on our legacy allowance for credit losses methodology and then current conditions.

For the six months ended June 30, 2023, a credit to the provision for credit losses of $0.9 million was posted due to various factors including prior period adjustments (see Note 1) and updated economic assumptions as well as changes in qualitative factors, portfolio composition and asset quality. The provision in the prior six month period ended June 30, 2022 was the result of $278.3 million in loan growth during the period.

Noninterest Income:

Noninterest income for the three months ended June 30, 2023 was $3.6 million, a decrease of $0.3 million or 8.5% from $3.9 million in the same quarter a year ago. The decrease was primarily due to lower merchant services revenue of $0.3 million due to lower transaction volume incentives and lower interest rate swap revenue of $0.3 million due to lower valuation adjustments, partially offset by an increase in services charges, fees and commissions of $0.2 million and a higher FHLB dividend of $0.1 million.

Noninterest income was $7.2 million for the six months ended June 30, 2023 and $7.3 million for the comparable period ended June 30, 2022. During the period, service charges, fees and commissions increased $0.4 million, due in part to a $0.3 million increase in consumer and commercial deposit service charges, higher revenue related to debit card activity and increased dividends on FHLB stock. Merchant services income decreased $0.3 million during the six months ended June 30, 2023 compared to the prior year on lower transaction volume incentives. Interest rate swap revenue decreased $0.4 million on lower market value adjustments.

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

Noninterest expense increased $1.1 million or 7.2% to $16.6 million for the three months ended June 30, 2023, from $15.5 million for the same period a year ago. Salaries and employee benefits increased $0.6 million or 8.0% due to annual merit increases, new hires, and higher benefit costs. Occupancy and equipment expenses were higher by $0.2

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

million in the current period due to an increase in transactional costs relating to our expansion market volume. FDIC assesssments increased $0.3 million due to an increase in the FDIC assessment rates.

Noninterest expense for the six months ended June 30, 2023 was $33.2 million, an increase of $3.4 million from $29.8 million for the six months ended June 30, 2022. The increase was due primarily to $1.7 million in higher salaries and benefits expense due to annual merit increases, our investment into our newest expansion markets and lower deferred loan origination costs, which are recorded as a contra-salary expense, of $0.6 million due to a lower origination volume compared to the year ago period. Occupancy and equipment expenses were higher by $0.3 million in the current period due to transaction cost increases. The year ago period included $0.5 million of gains from the sale of other real estate owned, which is included in noninterest expense, with no comparable transaction in the current period. FDIC assessments increased $0.4 million due to a higher assessment premium and other expenses increased $0.3 million due in part to higher Pennsylvania shares tax expense and loan account processing fees.

Income Taxes:

We recorded income tax expense of $1.8 million or 16.1% of pre-tax income, and $3.2 million or 15.8% for the three and six months ended June 30, 2023, respectively. This compares to the three and six month period ended June 30, 2022 in which we recorded tax expense of $1.8 million or 16.1% of pre-tax income, and $3.6 or 16.0% of pre-tax income, respectively. Lower income tax expense was due to lower pre-tax income for the six months ended June 30, 2023 compared to the prior year’s period.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of June 30, 2023 and December 31, 2022, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios

Model results at June 30, 2023 indicated a lower starting level of net interest income (“NII”) compared to the December 31, 2022 model as balance sheet growth, a shift in balance sheet mix and higher assumed market rates were more than offset by higher interest-bearing liability costs leading to a decrease to the balance sheet spread of 42 basis points. After

Peoples Financial Services Corp.

the first twelve months of the model simulation, the benefit to NII increases as a result of the higher assumed replacement rates on assets resulting from the FOMC’s increase to the federal funds rate of 525 basis points since March 2022. Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments in the first year of simulation while a sustained falling rate environment presents the greatest potential risk to NII over the longer-term horizon. This position at June 30, 2023 is more asset-sensitive than the simulation at December 31, 2022 indicated due to the increase in our floating rate overnight federal funds sold position resulting, in part, to the strategy to add longer term fixed rate callable brokered deposits and fixed rate FHLB advances to mitigate exposure to rising rates.

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

During 2022, the FOMC increased the federal funds target rate in part to mitigate historically high inflation. Through June 30, 2023, there have been ten rate increases totaling 525 basis points. Although we have realized higher rates on our existing adjustable rate loans and new originations, our average funding costs have been under pressure and during the three months ended June 30, 2023 increased 109 basis points compared to the three months ended December 31, 2022 as rate-sensitive customers seek higher returns. We expect our funding costs to continue to increase in the future due to expectations the FOMC will continue to increase the targeted federal funds rate which may negatively impact our net interest income.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at June 30, 2023, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	June 30, 2023
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(2.3)	(20.0)	15.9	(40.0)
+300	(2.0)	(20.0)	12.8	(30.0)
+200	(1.8)	(10.0)	8.8	(20.0)
+100	(0.7)	(10.0)	6.1	(10.0)
Static
-100	0.4	10.0	(8.6)	(10.0)
-200	0.5	10.0	(22.9)	(20.0)
-300	0.1	20.0	(42.3)	(30.0)
-400	(2.2)	20.0	(73.2)	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2023, would decrease 0.7% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

The Company has certain loans and derivative instruments whose interest rate is indexed to the London Inter Bank Offered Rate (“LIBOR”). The LIBOR index was discontinued for U.S. Dollar settings effective June 30, 2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. The Company has contracts that are indexed to USD-LIBOR. The Company formed a LIBOR transition team to monitor this activity. The Company has transitioned its LIBOR-indexed loans to alternative indexes, including prime and Term SOFR, and adjusting the spread to maintain the overall yield.

Peoples Financial Services Corp.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2023, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

Effective January 1, 2023, the Company adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data.

Except for the change in controls relating to the adoption of the CECL accounting standard, there were no other changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the six-months ended June 30, 2023 and through the date of this quarterly report on Form 10-Q.

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

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system. The recent high-profile bank failures involving Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. On May 1, 2023 First Republic Bank was also closed by its primary state regulator, which appointed the FDIC as receiver, and the FDIC announced that JP Morgan Chase Bank, National Association agreed to assume all of First Republic Bank’s deposits and substantially all of its assets. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have

Peoples Financial Services Corp.

made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

Rising interest rates have decreased the value of the Company’s held to maturity securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held to maturity and available for sale portion of U.S. banks’ securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2021, our board of directors authorized a common stock repurchase plan whereby we are authorized to repurchase up to 343,400 shares of our outstanding common stock through open market purchases. On April 27, 2023, we announced that we have temporarily suspended our repurchase plan. On May 11, 2023, we restarted the repurchase program after a brief temporary suspension.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended June 30, 2023.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
April 30, 2023			$293,096	258,854
May 31, 2023	5,070	38.10	298,166	253,784
June 30, 2023	20,485	42.83	318,651	233,299

Peoples Financial Services Corp.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or officers informed management of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Item Number	Description

10.1

Peoples Financial Services Corp. 2023 Equity Incentive Plan (incorporated by reference to Appendix A to Peoples Financial Services Corp.’s Definitive Proxy Statement filed with the Commission on April 5, 2023 and incorporated by reference herein)

10.2

Form of Performance-Based Restricted Stock Unit Award Agreement for the Peoples Financial Services Corp. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 of the Peoples Financial Services Corp.’s registration on Form S-8 (File No. 333-272482) with the Commission on June 7, 2023 and incorporated by reference herein)

10.3

Form of Restricted Stock Award Agreement for the Peoples Financial Services Corp. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Peoples Financial Services Corp.’s registration statement on Form S-8 (File No. 333-272482) with the Commission on June 7, 2023 and incorporated by reference herein)

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a). (a).

32	CEO and CFO Certifications Pursuant to Section 1350.

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: August 8, 2023	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)