Form 10-Q
period 2023-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2023-11-09
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,040,851 at November l, 2023.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2023

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents
Cash and due from banks	$39,285	$37,675
Interest-bearing deposits in other banks	9,550	193
Federal funds sold	205,700
Total cash and cash equivalents	254,535	37,868

Investment securities:
Available-for-sale	382,227	477,703
Equity investments carried at fair value	92	110
Held-to-maturity: Fair value September 30, 2023, $68,808; December 31, 2022, $76,563	86,246	91,179
Total investment securities	468,565	568,992
Loans	2,870,969	2,730,116
Less: allowance for credit losses	23,010	27,472
Net loans	2,847,959	2,702,644
Goodwill	63,370	63,370
Premises and equipment, net	61,936	55,667
Bank owned life insurance	49,123	48,344
Deferred tax assets	17,956	18,739
Accrued interest receivable	12,769	11,715
Intangible assets, net	19	105
Other assets	49,567	46,071
Total assets	$3,825,799	$3,553,515

Liabilities:
Deposits:
Noninterest-bearing	$691,071	$772,765
Interest-bearing	2,674,012	2,273,833
Total deposits	3,365,083	3,046,598
Short-term borrowings	27,020	114,930
Long-term debt	25,000	555
Subordinated debentures	33,000	33,000
Accrued interest payable	4,777	903
Other liabilities	46,529	42,179
Total liabilities	3,501,409	3,238,165

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,040,852 shares at September 30, 2023 and 7,158,017 shares at December 31, 2022	14,093	14,321
Capital surplus	121,870	126,850
Retained earnings	247,857	230,515
Accumulated other comprehensive loss	(59,430)	(56,336)
Total stockholders’ equity	324,390	315,350
Total liabilities and stockholders’ equity	$3,825,799	$3,553,515

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2023	2022	2023	2022
Interest income:
Interest and fees on loans:
Taxable	$33,095	$25,128	95,283	67,990
Tax-exempt	1,411	1,338	4,205	3,717
Interest and dividends on investment securities:
Taxable	1,920	2,096	5,973	6,176
Tax-exempt	375	521	1,210	1,546
Dividends			4	2
Interest on interest-bearing deposits in other banks	91	41	190	61
Interest on federal funds sold	1,873	106	2,914	201
Total interest income	38,765	29,230	109,779	79,693

Interest expense:
Interest on deposits	16,481	3,316	39,805	6,381
Interest on short-term borrowings	291	457	1,590	579
Interest on long-term debt	273	16	569	67
Interest on subordinated debt	443	443	1,330	1,330
Total interest expense	17,488	4,232	43,294	8,357
Net interest income	21,277	24,998	66,485	71,336
(Credit to) provision for credit losses	(166)	450	(1,103)	1,700
Net interest income after (credit to) provision for credit losses	21,443	24,548	67,588	69,636

Noninterest income:
Service charges, fees, commissions and other	1,900	1,714	5,847	5,167
Merchant services income	170	157	542	833
Commission and fees on fiduciary activities	606	591	1,691	1,697
Wealth management income	393	339	1,177	1,064
Mortgage banking income	87	135	295	407
Increase in cash surrender value of life insurance	270	269	790	731
Interest rate swap revenue	266	130	512	757
Net losses on equity investment securities		(18)	(17)	(37)
Net gains on sale of investment securities available for sale			81
Total noninterest income	3,692	3,317	10,918	10,619

Noninterest expense:
Salaries and employee benefits expense	8,784	8,474	26,346	24,365
Net occupancy and equipment expense	4,298	4,025	12,678	12,061
Acquisition related expenses	869		990
Amortization of intangible assets	29	96	86	289
Net gains on sale of other real estate owned	(18)		(18)	(478)
Professional fees and outside services	687	733	1,960	1,969
FDIC insurance and assessments	508	324	1,565	969
Donations	389	373	1,254	1,038
Other expenses	1,508	1,910	5,361	5,504
Total noninterest expense	17,054	15,935	50,222	45,717
Income before income taxes	8,081	11,930	28,284	34,538
Provision for income tax expense	1,335	1,962	4,534	5,587
Net income	6,746	9,968	23,750	28,951

Other comprehensive (loss) income:
Unrealized loss on investment securities available for sale	(10,378)	(21,510)	(4,690)	(72,791)
Reclassification adjustment for net gain on sales included in net income			(81)
Change in derivative fair value	747	(46)	826	(740)
Other comprehensive loss	(9,631)	(21,556)	(3,945)	(73,531)
Income tax benefit related to other comprehensive loss	(2,074)	(4,527)	(851)	(15,442)
Other comprehensive loss, net of income tax benefit	(7,557)	(17,029)	(3,094)	(58,089)
Comprehensive (loss) income	$(811)	$(7,061)	20,656	(29,138)

Per share data:
Net income:
Basic	$0.95	$1.39	$3.33	$4.04
Diluted	$0.95	$1.38	$3.31	$4.01
Average common shares outstanding:
Basic	7,088,745	7,169,809	7,130,506	7,171,382
Diluted	7,120,685	7,213,147	7,165,570	7,214,966
Dividends declared	$0.41	$0.40	$1.23	$1.18

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2023	$14,321	$126,850	$230,515	$(56,336)	$315,350
Cumulative impact of adoption of ASU 2016-13(1), net of tax			2,364		2,364
Net income			7,579		7,579
Other comprehensive income, net of tax				6,894	6,894
Dividends declared: $0.41 per share			(2,936)		(2,936)
Stock compensation, including tax effects and expenses		209			209
Restricted stock issued: 17,640 shares	35	(35)
Share retirement: 16,573 shares	(33)	(793)			(826)
Balance, March 31, 2023	$14,323	$126,231	$237,522	$(49,442)	$328,634

Net income			9,425		9,425
Other comprehensive loss, net of tax				(2,431)	(2,431)
Dividends declared: $0.41 per share			(2,930)		(2,930)
Stock compensation, including tax effects and expenses		160			160
Share retirement: 25,555 shares	(51)	(1,020)			(1,071)
Balance, June 30, 2023	$14,272	$125,371	$244,017	$(51,873)	$331,787

Net income			6,746		6,746
Other comprehensive loss, net of tax				(7,557)	(7,557)
Dividends declared: $0.41 per share			(2,906)		(2,906)
Stock based compensation		259			259
Share retirement: 89,558 shares	(179)	(3,760)			(3,939)
Balance, September 30, 2023	$14,093	$121,870	$247,857	$(59,430)	$324,390
(1) See Note 1 for additional details related to adoption of ASU 2016-13.

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2022	$14,341	$127,549	$203,750	$(5,514)	$340,126
Net income			9,630		9,630
Other comprehensive loss, net of tax				(26,153)	(26,153)
Dividends declared: $0.39 per share			(2,796)		(2,796)
Stock compensation, including tax effects and expenses		(28)			(28)
Restricted stock issued: 12,332 shares, (unearned income $210k)	24	(24)
Share retirement: 6,714 shares	(13)	(305)			(318)
Balance, March 31, 2022	$14,352	$127,192	$210,584	$(31,667)	$320,461

Net income			9,353		9,353
Other comprehensive loss, net of tax				(14,907)	(14,907)
Dividends declared: $0.39 per share			(2,798)		(2,798)
Stock compensation, including tax effects and expenses		116			116
Restricted stock issued: 4,071 shares, (unearned income $210k)	8	(8)
Share retirement: 6,853 shares	(14)	(314)			(328)
Balance, June 30, 2022	$14,346	$126,986	$217,139	$(46,574)	$311,897

Net income			9,968		9,968
Other comprehensive loss, net of income taxes				(17,029)	(17,029)
Dividends declared: $0.40 per share			(2,869)		(2,869)
Stock based compensation		223			223
Share retirement: 7,911 shares	(16)	(364)			(380)
Balance, September 30, 2022	$14,330	$126,845	$224,238	$(63,603)	$301,810

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2023	2022
Cash flows from operating activities:
Net income	$23,750	$28,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,051	2,051
Amortization of right-of-use lease asset	454	443
Amortization of deferred loan fees, net	493	1,314
Amortization of intangibles	86	289
Amortization of low income housing partnerships	310	362
(Credit to) provision for credit losses	(1,103)	1,700
Net unrealized loss on equity investment securities	17	37
Net gain on sale of other real estate owned	(18)	(478)
Loans originated for sale	(3,511)	(6,139)
Proceeds from sale of loans originated for sale	3,499	5,937
Net loss (gain) on sale of loans originated for sale	12	(43)
Net amortization of investment securities	774	1,146
Net gain on sale of investment securities available-for-sale	(81)
Loss on sale of premises and equipment	3
Increase in cash surrender value of life insurance	(790)	(731)
Deferred income tax expense	983
Stock compensation, including tax effects and expenses	628	311
Net change in:
Accrued interest receivable	(1,054)	(1,555)
Other assets	(3,581)	(1,911)
Accrued interest payable	3,874	721
Other liabilities	(2,489)	(2,180)
Net cash provided by operating activities	24,307	30,225
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	67,363
Proceeds from repayments of investment securities:
Available-for-sale	22,740	35,314
Held-to-maturity	4,845	4,188
Purchases of investment securities:
Available-for-sale		(69,392)
Held-to-maturity		(25,872)
Net redemption (purchase of) of restricted equity securities	3,966	(457)
Net increase in loans	(141,422)	(296,108)
Investment in bank owned life insurance		(5,881)
Purchases of premises and equipment	(5,697)	(5,386)
Proceeds from the sale of premises and equipment	14
Proceeds from bank owned life insurance		1,132
Proceeds from sale of other real estate owned	139	967
Net cash used in investing activities	(48,052)	(361,495)
Cash flows from financing activities:
Net increase in deposits	318,485	160,743
Proceeds from long-term debt	25,000
Repayment of long-term debt	(555)	(1,607)
Net (decrease) increase in short-term borrowings	(87,910)	14,700
Retirement of common stock	(5,836)	(1,026)
Cash dividends paid	(8,772)	(8,463)
Net cash provided by financing activities	240,412	164,347
Net increase (decrease) in cash and cash equivalents	216,667	(166,923)
Cash and cash equivalents at beginning of period	37,868	279,933
Cash and cash equivalents at end of period	$254,535	$113,010

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2023	2022
Supplemental disclosures:
Cash paid during the period for:
Interest	$39,420		$7,636
Income taxes	3,072		7,395
Noncash items:
Initial recognition of right-of-use assets	$3,878	$
Initial recognition of lease liability	3,878

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

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three and nine months ended and as of September 30, 2023, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

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

Pending Merger with FNCB Bancorp, Inc.

On September 27, 2023, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with FNCB Bancorp, Inc. (FNCB), a Pennsylvania Corporation and the parent company of FNCB Bank, pursuant to which FNCB will merge with and into the Company, with the Company as the surviving entity. Immediately after such merger, FNCB Bank will merge with and into the Bank, with the Bank as the surviving bank and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of FNCB will be entitled to receive a fixed exchange ratio of 0.1460 shares of the Company's common stock for each share of the FNCB’s common stock. On October 27, 2023, the Company and FNCB jointly filed a Federal Deposit Insurance Corporation ("FDIC") Interagency Bank Merger Application with the FDIC New York Regional Office and the Company filed a Pennsylvania Bank Merger Application with the Pennsylvania Department of Banking and Securities. Completion of the merger requires, among other things, the approval from these regulatory authorities, as well as the shareholders of the Company and FNCB.

The Merger Agreement provides certain termination rights for both the Company and FNCB and further provides that a termination fee of $4.8 million will be payable by either the Company or FNCB, as applicable, upon termination of the Merger Agreement under certain circumstances. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Merger Agreement filed by the Company as Exhibit 2.1 to this Quarterly Report on Form 10-Q. Pending regulatory and shareholder approvals, the Company expects the merger to be

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

consummated in the first half of 2024, however, there can be no assurance that the transaction will be consummated by such date, or at all.

Immaterial Prior Period Adjustment

During the quarter-ended June 30, 2023, the Company became aware that the unaudited consolidated financial statements for the three months ended March 31, 2023 contained an immaterial misstatement. The Company determined that the allowance for credit losses was overstated by $1.5 million as of March 31, 2023. The adjustment consisted of $1.1 million related to the adoption of Accounting Standards Update (ASU) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” that the Company adopted effective January 1, 2023 and a $0.4 million reduction in the first quarter 2023 provision for credit loss requirement. This immaterial misstatement was identified during the second quarter review of the Company’s loan segment loss rates and an adjustment was made to the municipal loan segment to better align its loss rates with the risk inherent in this loan product. The Company evaluated this prior period adjustment in accordance with SEC Staff Accounting Bulletin (SAB) 99, Materiality (ASC 250-10-S99) and based on its quantitative and qualitative analysis determined that this prior period adjustment was not material to the consolidated financial statements of any of the impacted unaudited 2023 periods. Therefore, an amendment to the previously filed quarterly report on Form 10-Q as of March 31, 2023 was not required. Consequently, the Company elected to correct this prior period adjustment in the three month period ended June 30, 2023. The cumulative impact $1.1 million credit to the provision for credit losses and reduction in the allowance for credit losses is reflected in the unaudited consolidated financial statements for the nine months ended September 30, 2023.

Fourth Quarter Dividend Declaration

On October 27, 2023, the Board of Directors declared a fourth quarter dividend of $0.41 per share. The dividend is payable on December 15, 2023 to shareholders of record as of November 30, 2023.

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

The Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures” effective January 1, 2023. The ASU addresses and amends areas identified by the Financial Accounting Standards Board ("FASB") as part of its post-implementation review of the accounting standard that introduced the current expected credit losses model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Allowance for Credit Losses

The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the consolidated balance sheets. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the consolidated balance sheets in other liabilities while the provision for credit losses related to unfunded commitments is reported in other non-interest expense in the consolidated statements of income and comprehensive (loss) income.

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

Allowance for Credit Losses on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the allowance for credit losses on unfunded loan commitments is included in other liabilities on the consolidated balance sheets and the related credit expense is recorded in other non-interest expense in the consolidated statements of income and comprehensive (loss) income.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Allowance for Credit Losses on Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $10.6 million at September 30, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, and totaled $1.6 million and $185 thousand, respectively, at September 30, 2023 and is excluded from the estimate of credit losses.

Recent accounting standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the required effective dates. The following should be read in conjunction with "Note 1 Summary of significant accounting policies" of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on the Company’s consolidated financial statements.

ASU 2023-01, “Leases (Topic 842) - Common Control Arrangements” (ASU 2023-01) requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with an unrelated party (on the basis of legally enforceable terms and conditions). ASU 2023-01 is effective January 1, 2024 and is not expected to have an impact on our consolidated financial statements.

ASU 2023-02 “Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (ASU 2023-02) permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective January 1, 2024 and is not expected to have an impact on our consolidated financial statements.

ASU 2023-05 “Business Combinations - Joint Venture Formations (Subtopic 805-60) – Recognition and Initial Measurement” (ASU 2023-05) addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. ASU 2023-05 requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and also to reduce diversity in practice. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025 and is not expected to have an impact on our consolidated financial statements.

2. Other comprehensive loss:

The components of other comprehensive loss and their related tax effects are reported in the consolidated statements of income and comprehensive (loss) income. The accumulated other comprehensive loss included in the consolidated balance sheets relates to net unrealized gains and losses on investment securities available for sale, benefit plan adjustments and adjustments to derivative fair values.

The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Net unrealized loss on investment securities available for sale	$(71,021)	$(66,250)
Income tax benefit	(15,294)	(14,266)
Net of income taxes	(55,727)	(51,984)
Benefit plan adjustments	(5,499)	(5,499)
Income tax benefit	(1,184)	(1,184)
Net of income taxes	(4,315)	(4,315)
Derivative adjustments	779	(47)
Income tax expense (benefit)	167	(10)
Net of income taxes	612	(37)
Accumulated other comprehensive loss	$(59,430)	$(56,336)

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2023 and 2022:

(Dollars in thousands, except per share data)	2023		2022
For the Three Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net income	$6,746	$6,746	$9,968	$9,968
Average common shares outstanding	7,088,745	7,120,685	7,169,809	7,213,147
Earnings per share	$0.95	$0.95	$1.39	$1.38

(Dollars in thousands, except per share data)	2023		2022
For the Nine Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net income	$23,750	$23,750	$28,951	$28,951
Average common shares outstanding	7,130,506	7,165,570	7,171,382	7,214,966
Earnings per share	$3.33	$3.31	$4.04	$4.01

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$197,833	$	$18,687	$179,146
U.S. government-sponsored enterprises	2,542		504	2,038
State and municipals:
Taxable	67,866		13,879	53,987
Tax-exempt	76,343		14,545	61,798
Residential mortgage-backed securities:
U.S. government agencies	796		47	749
U.S. government-sponsored enterprises	91,814		22,398	69,416
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,054		578	11,476
Corporate debt securities	4,000		383	3,617
Total	$453,248	$	$71,021	$382,227
Held to maturity:
Tax-exempt state and municipals	$11,210	$	$1,304	$9,906
Residential mortgage-backed securities:
U.S. government agencies	15,752		3,344	12,408
U.S. government-sponsored enterprises	59,284		12,790	46,494
Total	$86,246	$	$17,438	$68,808

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$199,937	$	$19,640	$180,297
U.S. government-sponsored enterprises	16,955		585	16,370
State and municipals:
Taxable	68,946		13,588	55,358
Tax-exempt	99,774	93	11,460	88,407
Residential mortgage-backed securities:
U.S. government agencies	982		40	942
U.S. government-sponsored enterprises	141,231		20,112	121,119
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,128		544	11,584
Corporate debt securities	4,000		374	3,626
Total	$543,953	$93	$66,343	$477,703
Held to maturity:
Tax-exempt state and municipals	$11,237	$1	$841	$10,397
Residential mortgage-backed securities:
U.S. government agencies	17,304		3,016	14,288
U.S. government-sponsored enterprises	62,638		10,760	51,878
Total	$91,179	$1	$14,617	$76,563

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The Company had net unrealized losses on available for sale securities of $55.7 million net of deferred income taxes of $15.3 million at September 30, 2023 and net unrealized losses on available for sale securities of $52.0 million net of deferred income taxes of $14.3 million at December 31, 2022. During the nine month period ended September 30, 2023, investment securities, including U.S. Treasury bonds and mortgage-backed securities, with a par value of $65.6 million were sold at a net gain of $81 thousand. The proceeds were used to pay-down higher cost short-term borrowings.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available for sale at September 30, 2023, is summarized as follows:

Fair
(Dollars in thousands)	Value
Within one year	$9,592
After one but within five years	182,610
After five but within ten years	45,829
After ten years	60,516
298,547
Mortgage-backed and other amortizing securities	83,680
Total	$382,227

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held to maturity at September 30, 2023, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After one but within five years	$569	$510
After five but within ten years	9,451	8,420
After ten years	1,190	976
	11,210	9,906
Mortgage-backed securities	75,036	58,902
Total	$86,246	$68,808

Securities with a carrying value of $137.9 million and $168.0 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2023 and December 31, 2022, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2023
	Less Than 12 Months			12 Months or Greater			Total
	Number of			Number of			Number of
	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized
(Dollars in thousands)	Loss Position	Value	Losses	Loss Position	Value	Losses	Loss Position	Value	Losses
U.S. Treasury securities		$		$43	$179,146	$18,687	43	$179,146	$18,687
U.S. government-sponsored enterprises				2	2,038	504	2	2,038	504
State and municipals:
Taxable	1	985	16	65	53,002	13,863	66	53,987	13,879
Tax-exempt	10	5,083	265	103	66,465	15,584	113	71,548	15,849
Residential mortgage-backed securities:
U.S. government agencies				8	13,157	3,391	8	13,157	3,391
U.S. government-sponsored enterprises				41	115,911	35,188	41	115,911	35,188
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				4	11,476	578	4	11,476	578
Corporate debt securities				6	3,617	383	6	3,617	383
Total	11	$6,068	$281	272	$444,812	$88,178	283	$450,880	$88,459

	December 31, 2022
	Less Than 12 Months			12 Months or Greater			Total
	Number of			Number of			Number of
	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized
(Dollars in thousands)	Loss Position	Value	Losses	Loss Position	Value	Losses	Loss Position	Value	Losses
U.S. Treasury securities	5	$23,700	$1,887	40	$156,597	$17,753	45	$180,297	$19,640
U.S. government-sponsored enterprises	4	14,104	197	1	2,266	388	5	16,370	585
State and municipals:
Taxable	21	19,919	2,908	45	34,464	10,680	66	54,383	13,588
Tax-exempt	39	30,973	1,690	84	59,664	10,611	123	90,637	12,301
Residential mortgage-backed securities:
U.S. government agencies	5	904	39	4	14,326	3,017	9	15,230	3,056
U.S. government-sponsored enterprises	19	57,166	2,029	25	115,831	28,843	44	172,997	30,872
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	4	11,584	544				4	11,584	544
Corporate debt securities	1	953	47	5	2,673	327	6	3,626	374
Total	98	$159,303	$9,341	204	$385,821	$71,619	302	$545,124	$80,960

As described in Note 1, on January 1, 2023 the Company adopted amended accounting guidance that requires an allowance for credit losses be deducted from the amortized cost basis of financial assets, including investment securities held to maturity, to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset. The Company estimated no allowance for credit losses for its investment securities classified as held to maturity at January 1, 2023 or September 30, 2023, as the portfolio of held to maturity securities consists entirely of U.S. government sponsored enterprises, agencies and states and political subdivisions investments.

The unrealized losses on securities are primarily due to the changes in market interest rates subsequent to purchase. In addition, the Company does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. The Company estimated no allowance for credit losses for its investment securities classified as available for sale debt securities at January 1, 2023 or September 30, 2023.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

5. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2023 and December 31, 2022 are summarized as follows. The Company had net deferred loan origination fees of $0.2 million and $0.3 million at September 30, 2023 and December 31, 2022, respectively.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commercial and Industrial	$404,245	$433,048
Municipal	176,935	166,210
Total	581,180	599,258
Real estate
Commercial	1,846,350	1,709,827
Residential	357,647	330,728
Total	2,203,997	2,040,555
Consumer
Indirect Auto	78,953	76,461
Consumer Other	6,839	13,842
Total	85,792	90,303
Total	$2,870,969	$2,730,116

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables present the balance of the allowance for credit losses at September 30, 2023 and 2022.  For the three and nine months ended September 30, 2023, the balance of the allowance for credit losses is based on the CECL methodology, as presented in Note 1. For the three and nine months ended September 30, 2022, the allowance for loan losses is based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

(Dollars in thousands)			Real estate
September 30, 2023	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Beginning Balance July 1, 2023	$2,751	$827	$14,961	$3,767	$912	$23,218
Charge-offs					(65)	(65)
Recoveries	4			3	16	23
Provisions (credits)	(504)	40	134	128	36	(166)
Ending balance	$2,251	$867	$15,095	$3,898	$899	$23,010

(Dollars in thousands)			Real estate
September 30, 2022	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2022	$6,522	$1,244	$17,569	$3,220	$819	$29,374
Charge-offs			(15)		(86)	(101)
Recoveries	10		32	1	56	99
Provisions (credits)	(12)	7	437	9	9	450
Ending balance	$6,520	$1,251	$18,023	$3,230	$798	$29,822

(Dollars in thousands)			Real estate
September 30, 2023	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Beginning Balance January 1, 2023	$4,365	$1,247	$17,915	$3,072	$873	$27,472
Impact of adopting ASU 2016-13	(1,683)	747	(3,344)	967	30	(3,283)
Beginning Balance January 1, 2023	2,682	1,994	14,571	4,039	903	24,189
Charge-offs	(4)				(213)	(217)
Recoveries	9		1	22	109	141
Provisions (credits)	(436)	(1,127)	523	(163)	100	(1,103)
Ending balance	$2,251	$867	$15,095	$3,898	$899	$23,010

(Dollars in thousands)			Real estate
September 30, 2022	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2022	$7,466	$987	$15,928	$3,209	$793	$28,383
Charge-offs	(161)		(147)	(2)	(244)	(554)
Recoveries	39		109	4	141	293
Provisions (credits)	(824)	264	2,133	19	108	1,700
Ending balance	$6,520	$1,251	$18,023	$3,230	$798	$29,822

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table represents the allowance for credit losses by major classification of loan and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at September 30, 2023 under ASU 2016-13.

(Dollars in thousands)			Real estate
September 30, 2023	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Ending balance	$2,251	$867	$15,095	$3,898	$899	$23,010
Ending balance: individually evaluated	42					42
Ending balance: collectively evaluated	$2,209	$867	$15,095	$3,898	$899	$22,968
Loans receivable:
Ending balance	$404,245	$176,935	$1,846,350	$357,647	$85,792	$2,870,969
Individually evaluated - collateral dependent - real estate	61		2,065	1,327		3,453
Individually evaluated - collateral dependent - non-real estate	42					42
Collectively evaluated	404,142	176,935	1,844,285	356,320	85,792	2,867,474

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Nonaccrual Loans

The following table presents the Company’s nonaccrual loans at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Total	Nonaccrual with		Nonaccrual with
	Nonaccrual	an Allowance for		no Allowance for
(Dollars in thousands)	Loans	Credit Losses		Credit Losses
Commercial	$42	$42	$
Municipal
Real estate:
Commercial	2,065			2,065
Residential	687			687
Consumer	266			266
Total	$3,060	$42		$3,018

December 31, 2022
Total
Nonaccrual
(Dollars in thousands)	Loans
Commercial	$86
Municipal
Real estate:
Commercial	1,155
Residential	562
Consumer	232
Total	$2,035

Interest income recorded on nonaccrual loans for the three and nine months ended September 30, 2023 was $11 thousand and $426 thousand, respectively.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table summarizes information concerning impaired loans, which include nonaccrual loans, troubled debt restructurings and loans past due 90 days or more and still accruing, as of and for the three and nine months ended September 30, 2022 by major loan classification:

	September 30, 2022
				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$94	$425	$	$110	$3	$129	$7
Municipal
Real estate:
Commercial	2,389	3,193		2,431	9	2497	31
Residential	918	1,102		957	6	915	16
Consumer	245	256		258		215
Total	3,646	4,976		3,756	18	3,756	54
With an allowance recorded:
Commercial	20	20	19	27		29
Municipal
Real estate:
Commercial	332	332	1	381	7	429	15
Residential	243	247	21	257	3	297	9
Consumer
Total	595	599	41	665	10	755	24
Total impaired loans
Commercial	114	445	19	137	3	158	7
Municipal
Real estate:
Commercial	2,721	3,525	1	2,812	16	2,926	46
Residential	1,161	1,349	21	1,214	9	1,212	25
Consumer	245	256		258		215
Total	$4,241	$5,575	$41	$4,421	$28	$4,511	$78

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

The following table presents the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2023:

(Dollars in thousands)		2023		2022		2021		2020		2019		Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass		$12,683		$40,553		$36,636		$28,862		$47,241		$89,914	$139,540	$395,429
Special Mention													41	41
Substandard		15				43				39		540	8,138	8,775
Total Commercial		12,698		40,553		36,679		28,862		47,280		90,454	147,719	404,245

Municipal
Pass		1,191		48,439		96,517		11,387		22		19,292	87	176,935
Special Mention
Substandard
Total Municipal		1,191		48,439		96,517		11,387		22		19,292	87	176,935

Commercial real estate
Pass		120,565		551,075		495,384		147,219		153,519		370,440		1,838,202
Special Mention				484						298		434		1,216
Substandard		170				1,636		162		618		4,346		6,932
Total Commercial real estate		120,735		551,559		497,020		147,381		154,435		375,220		1,846,350

Residential real estate
Pass		21,151		54,932		67,074		28,033		17,125		87,298	81,347	356,960
Special Mention
Substandard		4						329				349	5	687
Total Residential real estate		21,155		54,932		67,074		28,362		17,125		87,647	81,352	357,647

Consumer
Pass		24,163		33,055		13,885		6,285		3,765		3,602	772	85,527
Special Mention
Substandard				51		105		51		12		34	12	265
Total Consumer		24,163		33,106		13,990		6,336		3,777		3,636	784	85,792

Total Loans		$179,942		$728,589		$711,280		$222,328		$222,639		$576,249	$229,942	$2,870,969

Gross charge-offs
Commercial	$		$		$		$		$		$		$4	$4
Municipal
Commercial real estate
Residential real estate
Consumer				32		79		50		37		15		213
Total Gross charge-offs	$			$32		$79		$50		$37		$15	$4	$217

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the amortized cost of loans by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2022 as disclosed prior to ASU 2016-13:

	December 31, 2022
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial	$424,411	$7,822	$815	$	$433,048
Municipal	166,210				166,210
Real estate:
Commercial	1,699,041	7,509	3,277		1,709,827
Residential	329,098		1,630		330,728
Consumer	90,020		283		90,303
Total	$2,708,780	$15,331	$6,005	$	$2,730,116

The major classifications of loans by past due status are summarized as follows:

	September 30, 2023
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$57	$5	$103	$165	$404,080	$404,245	$60
Municipal					176,935	176,935
Real estate:
Commercial		1,660	392	2,052	1,844,298	1,846,350
Residential	1,032	20	1,041	2,093	355,554	357,647	640
Consumer	795	376	174	1,345	84,447	85,792
Total	$1,884	$2,061	$1,710	$5,655	$2,865,314	$2,870,969	$700

	December 31, 2022
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$137	$38	$86	$261	$432,787	$433,048	$
Municipal					166,210	166,210
Real estate:
Commercial	102	2	334	438	1,709,389	1,709,827
Residential	1,162	128	988	2,278	328,450	330,728	748
Consumer	690	199	120	1,009	89,294	90,303
Total	$2,091	$367	$1,528	$3,986	$2,726,130	$2,730,116	$748

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presents the activity in the ACL on off balance sheet commitments, which include commitments to extend credit, unused portions of lines of credit and standby letters of credit, for the nine months ended September 30, 2023:

(Dollars in thousands)	September 30, 2023
Balance at December 31, 2022	$179
Impact of adopting Topic 326	270
Credit recorded in noninterest expense	(368)
Total allowance for credit losses on off balance sheet commitments	$81

 Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

There were no loans made to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2023 and hence there were no loans made to borrowers experiencing financial difficulty that subsequently defaulted.

Information on loan modifications prior to the adoption of ASU 2022-02 on January 1, 2023 is presented in accordance with the applicable accounting standards in effect at that time. During the three and nine months ended September 30, 2022, the Company did not modify any loans that were determined to be a troubled debt restructuring.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

6. Other assets:

The components of other assets at September 30, 2023 and December 31, 2022 are summarized as follows:

(Dollars in thousands)		September 30, 2023	December 31, 2022
Other real estate owned	$		$121
Mortgage servicing rights		885	914
Prepaid shares tax		949	48
Prepaid pension		2,553	2,314
Prepaid expenses		4,626	3,012
Restricted equity securities (FHLB and other)		5,664	9,630
Investment in low income housing partnership		5,135	5,446
Interest rate swaps		26,153	21,794
Interest rate floor		772	1
Other assets		2,830	2,791
Total		$49,567	$46,071

Restricted equity securities declined $4.0 million from December 31, 2022 due to lower Federal Home Loan Bank of Pittsburgh (FHLB) stock requirement resulting from a decrease in borrowings. Interest rate swaps balance represents the fair value of our commercial loan back-to-back swaps.

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

During the periods ended September 30, 2023 and December 31, 2022 there were no transfers in or out of Level 3.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
September 30, 2023	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$179,146	$179,146	$	$
U.S. government-sponsored enterprises	2,038		2,038
State and municipals:
Taxable	53,987		53,987
Tax-exempt	61,798		61,798
Mortgage-backed securities:
U.S. government agencies	749		749
U.S. government-sponsored enterprises	80,892		80,892
Corporate debt securities	3,617		3,617
Common equity securities	92	92
Total investment securities	$382,319	$179,238	$203,081	$
Interest rate floor-other assets	$772		$772
Interest rate swap-other assets	$26,153		$26,153
Interest rate swap-other liabilities	$(25,366)		$(25,366)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2022	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$180,297	$180,297	$	$
U.S. government-sponsored enterprises	16,370		16,370
State and municipals:
Taxable	55,358		55,358
Tax-exempt	88,407		88,407
Mortgage-backed securities:
U.S. government agencies	942		942
U.S. government-sponsored enterprises	132,703		132,703
Corporate debt securities	3,626		3,626
Common equity securities	110	110
Total investment securities	$477,813	$180,407	$297,406	$
Interest rate floor-other assets	$1		$1
Interest rate swap-other assets	$21,794		$21,794
Interest rate swap-other liabilities	$(21,466)		$(21,466)

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022 are summarized as follows:

Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
September 30, 2023	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$3,495	$	$	$3,495

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
September 30, 2023	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$3,495	Appraisal of collateral	Appraisal adjustments	22.8% to 77.0% (60.7)%
			Liquidation expenses	3.0% to 6.0% (5.5)%

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2022	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$220	Appraisal of collateral	Appraisal adjustments	21.6% to 97.0% (77.7)%
			Liquidation expenses	3.0% to 6.0% (4.9)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
September 30, 2023	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$254,535	$254,535	$254,535	$	$
Investment securities:
Available-for-sale	382,227	382,227	179,146	203,081
Common equity securities	92	92	92
Held-to-maturity	86,246	68,808		68,808
Net loans	2,847,959	2,622,689			2,622,689
Accrued interest receivable	12,769	12,769		12,769
Mortgage servicing rights	885	1,706		1,706
Restricted equity securities (FHLB and other)	5,664	5,664		5,664
Interest rate floor	772	772		772
Interest rate swaps	26,153	26,153		26,153
Total	$3,617,302	$3,375,415
Financial liabilities:
Deposits	$3,365,083	$3,358,194	$	$3,358,194	$
Short-term borrowings	27,020	27,020		27,020
Long-term debt	25,000	24,598		24,598
Subordinated debentures	33,000	31,858		31,858
Accrued interest payable	4,777	4,777		4,777
Interest rate swaps	25,366	25,366		25,366
Total	$3,480,246	$3,471,814

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

For the three and nine months ended September 30, salaries and employee benefits expense includes approximately $426 thousand and $1.3 million in 2023, respectively, and $373 thousand and $970 thousand in 2022, respectively, relating to the employee benefit plans.

(Dollars in thousands)	Pension Benefits
Three Months Ended September 30,	2023	2022
Net periodic pension income:
Interest cost	$164	$114
Expected return on plan assets	(293)	(352)
Amortization of unrecognized net loss	50	50
Net periodic pension income:	$(79)	$(188)

(Dollars in thousands)	Pension Benefits
Nine Months Ended September 30,	2023	2022
Net periodic pension income:
Interest cost	$492	$342
Expected return on plan assets	(878)	(1,056)
Amortization of unrecognized net loss	149	149
Net periodic pension income:	$(237)	$(565)

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

As of September 30, 2023, there were 17,364 shares of the Company’s common stock available for grants as awards pursuant to the 2017 Plan and there were 96,572 shares of the Company’s common stock available for grant as awards pursuant to the 2023 Plan. While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan.   If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan and 2023 Plan authorize grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

For the nine months ended September 30, 2023, the Company granted 23,428 awards of restricted stock and restricted stock units under the 2023 Plan. For the nine months ended September 30, 2022, the Company granted 19,787 shares underlying such awards, under the 2017 Plan.

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

The Company expenses the fair value of all-share based compensation over the requisite service period commencing at grant date. The fair value of restricted stock is expensed on a straight-line basis. Compensation is recognized over the vesting period and adjusted based on the performance criteria. The Company classifies share-based compensation for employees within “salaries and employee benefits expense” on the consolidated statements of income and comprehensive (loss) income.

The Company recognized net compensation costs of $157 thousand and $473 thousand for the three and nine months ended September 30, 2023 for awards granted under the 2017 Plan and recognized compensation expense of $102 thousand for the three and nine months ended September 30, 2023 for the awards granted under the 2023 Plan. The Company recognized compensation expense of $223 thousand and $613 thousand for the three and nine months ended September 30, 2022 for awards granted under the 2017 Plan. As of September 30, 2023, the Company had $1.4 million of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 1.8 years.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that an additional $5 thousand will be reclassified as a reduction to interest income.

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

As of September 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)			Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	2023		2022	2023		2022
AFS Securities (1)	$100,000	$		$(779)	$

Total	$100,000	$		$(779)	$
(1)	These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $144.2 million. The amounts of the designated hedged items were $115.8 million.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of September 30, 2023, the Company had 105 interest rate swaps with an aggregate notional amount of $456.8 million related to this program.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022.

Fair Values of Derivative Instruments
	Derivative Assets						Derivative Liabilities

	As of September 30, 2023			As of December 31, 2022 (1)			As of September 30, 2023				As of December 31, 2022
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value		Notional Amount	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$100,000	Other Assets	$813	Other Assets	$1	$		Other Liabilities	$		Other Liabilities	$
Total derivatives designated as hedging instruments			$813		$1				$			$

Derivatives not designated as hedging instruments
Interest Rate Products	$223,901	Other Assets	$26,740	Other Assets	$22,195		$223,901	Other Liabilities		$25,953	Other Liabilities		$21,466
Other Contracts	1,499	Other Assets		Other Assets			7,460	Other Liabilities			Other Liabilities
Total derivatives not designated as hedging instruments			$26,740		$22,195					$25,953			$21,466
(1)	Notional amount of interest rate floor at December 31, 2022 was $25.0 million. Notional asset amount of interest rate swaps at December 31, 2022 was $187.3 million and $1.5 million for risk participation agreements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive (Loss) Income

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive (loss) income as of September 30, 2023 and September 30, 2022.

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Three months ended September 30, 2023	2023				2023
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products				Interest Income	($ 16)		($ 16)
Total	$	$	$		($ 16)	$	($ 16)

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Three months ended September 30, 2022	2022				2022
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	($ 43)	($ 4)	($ 39)	Interest Income	$ 4	$ 20	($ 16)
Total	($ 43)	($ 4)	($ 39)		$ 4	$ 20	($ 16)

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Nine months ended September 30, 2023	2023				2023
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	($ 1)		($ 1)	Interest Income	($ 48)		($ 48)
Total	($ 1)	$	($ 1)		($ 48)	$	($ 48)

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Nine months ended September 30, 2022	2022				2022
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	($ 512)	($ 497)	($ 15)	Interest Income	$ 228	$ 276	($ 48)
Total	($ 512)	($ 497)	($ 15)		$ 228	$ 276	($ 48)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Income and Comprehensive (Loss) Income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive (loss) income for the three and nine months ended September 30, 2023 and September 30, 2022.

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the three months ended September 30,
	2023	2022
(Dollars in thousands)	Interest Income	Interest Income

Total amounts of income and expense line items presented in the statements of income and comprehensive
(loss) income in which the effects of fair value or cash flow hedges are recorded.	$188	$4

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	(731)
Derivatives designated as hedging instruments	935
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	(16)	4
Amount of gain or (loss) reclassified from accumulated OCI into income - Included Component		20
Amount of gain or (loss) reclassified from accumulated OCI into income - Excluded Component	$(16)	$(16)

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the nine months ended September 30,
	2023	2022
(Dollars in thousands)	Interest Income	Interest Income

Total amounts of income and expense line items presented in the statements of income and comprehensive
(loss) income in which the effects of fair value or cash flow hedges are recorded.	$318	$228

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	(779)
Derivatives designated as hedging instruments	1,145
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	(48)	228
Amount of gain or (loss) reclassified from accumulated OCI into income - Included Component		276
Amount of gain or (loss) reclassified from accumulated OCI into income - Excluded Component	$(48)	$(48)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Statements of Income and Comprehensive (Loss) Income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive (loss) income for the three and nine months ended September 30, 2023 and 2022.

		Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain	Amount of Loss
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income on Derivative	Income	Income
	Recognized in Income on	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(Dollars in thousands)	Derivative	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
Derivatives Not Designated as Hedging Instruments:
Interest Rate Products	Other income / (expense)	$194	$56	$129	$652
Other Contracts	Other income / (expense)	1	31	1	4
Total		$195	$87	$130	$656

Fee Income	Fee income	$	$457	$2	$106

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of September 30, 2023
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$27,553	$	$27,553	$	$27,020	$533

Offsetting of Derivative Liabilities
as of September 30, 2023
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$25,953	$	$25,953	$25,953	$	$
*No cash collateral was paid in September 2023.

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

As of September 30, 2023, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was less than one thousand. As of December 31, 2022, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and had no posted collateral with

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

dealer counterparties at September 30, 2023. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at September 30, 2023 and December 31, 2022 are summarized as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Interest-bearing deposits:
Money market accounts	$767,868	$685,323
Now accounts	825,066	772,712
Savings accounts	447,684	523,931
Time deposits less than $250	512,646	199,136
Time deposits $250 or more	120,748	92,731
Total interest-bearing deposits	2,674,012	2,273,833
Noninterest-bearing deposits	691,071	772,765
Total deposits	$3,365,083	$3,046,598

The deposit base consisted of 41.0% retail accounts, 32.8% commercial accounts, 18.1% municipal relationships and 8.1% brokered deposits at September 30, 2023. At September 30, 2023, total estimated uninsured deposits, were approximately $955.9 million, or approximately 28.4% of total deposits; as compared to approximately $1.1 billion, or 36.9% of total deposits at December 31, 2022. Included in the uninsured total at September 30, 2023 is $475.7 million of municipal deposits collateralized by letters of credit issued by the FHLB and pledged investment securities, and $0.2 million of affiliate company deposits. As an additional resource to our uninsured depositors, we offer all depositors access to IntraFi's CDARS and ICS programs which allows deposit customers to obtain full FDIC deposit insurance while maintaining the deposit relationship with our Bank.

11. Borrowings

Short-term borrowings consist of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties. Total short-term borrowings at September 30, 2023 were $27.0 million as compared to $114.9 million at December 31, 2022. Other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, represented the entire balance at September 30, 2023. The overall decrease to total short-term borrowings from December 31, 2022 is due to paying-off the overnight borrowings at the FHLB with proceeds from the sale of investment securities during the first three months of 2023 and deposit growth.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The table below outlines short-term borrowings at and for the nine months ended September 30, 2023 and at and for the year ended December 31, 2022:

	At and for the nine months ended September 30, 2023
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Period
Other borrowings	$27,020	$17,495	$27,020	5.03%	5.33%
FHLB advances		25,630	158,000	4.86
Total short-term borrowings	$27,020	$43,125	$185,020	4.93%	5.33%

	At and for the year ended December 31, 2022
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
Other borrowings	$14,530	$10,033	$16,100	2.10%	4.30%
FHLB advances	100,400	32,647	125,975	2.73	4.45
Total short-term borrowings	$114,930	$42,680	$142,075	2.58%	4.43%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At September 30, 2023, the maximum borrowing capacity was $1.2 billion of which $25.0 million was outstanding in borrowings and $380.9 million was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2022, the maximum borrowing capacity was $1.2 billion of which $101.0 million was outstanding in borrowings and $388.8 million was used to issue standby letters of credit to collateralize public fund deposits.

Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The overnight borrowing rate resets each day.

Long-term debt consisting of advances from the FHLB at September 30, 2023 and December 31, 2022 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed		September 30, 2023	December 31, 2022
March 2023	4.69%	$		$555
March 2025	4.37		10,000
March 2026	4.20		15,000
			$25,000	$555

Maturities of long-term debt, by contractual maturity, for the remainder of 2023 and subsequent years are as follows:

(Dollars in thousands)
2025	$10,000
2026	15,000
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

Cautionary Note Regarding Forward-Looking Statements:

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies and expectations of Peoples Financial Services Corp. and its subsidiaries including statements with respect to the anticipated merger between the Company and FNCB Bancorp, Inc. (FNCB) under the Agreement and Plan of Merger, dated September 27, 2023 (Merger Agreement) pursuant to which FNCB will merge with and into Peoples, with Peoples as the surviving entity, along with the transaction occurring immediately after such merger, whereby FNCB’s wholly owned subsidiary, FNCB Bank will merge with and into the Bank, with the Bank as the surviving bank and a wholly-owned subsidiary of Peoples (Merger), that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: the effects of any recession in the United States; the impact on financial markets from geopolitical conflicts such as the military conflict between Russia and Ukraine and the developing conflict in Israel; risks associated with business combinations, including, but not limited to the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement; the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the Merger within the expected timeframes or at all and to successfully integrate operations of FNCB and FNCB Bank and those of Peoples and the Bank, which may be more difficult, time consuming or costly than expected; diversion of management's attention from ongoing business operations and opportunities; effects of the announcement, pendency or completion of the proposed transaction on the ability of FNCB and Peoples to retain customers and retain and hire key personnel and maintain relationships with their vendors, and on their operating results and businesses generally; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; adverse developments in the financial industry generally, such as the recent bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A of this report and in reports we file with the Securities and Exchange Commission from time to time.

In addition to these risks, acquisitions and business combinations present risks other than those presented by the nature of the business acquired. Acquisitions and business combinations and, specifically, the Merger may be substantially more expensive to complete than originally anticipated, and the anticipated benefits may be significantly harder - or take longer - to achieve than expected. As regulated financial institutions, our pursuit of attractive acquisition and business

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

combination opportunities could be negatively impacted by regulatory delays or other regulatory issues. Regulatory and/or legal issues related to the pre-acquisition operations of an acquired or combined business may cause reputational harm to Peoples following the acquisition or combination, and integration of the acquired or combined business with ours may result in additional future costs arising as a result of those issues.

Merger with FNCB

On September 27, 2023, Peoples entered into the Merger Agreement with FNCB, the parent company of FNCB Bank, pursuant to which FNCB will merge with and into Peoples, with the Company as the surviving entity. Immediately after such merger, FNCB Bank will merge with and into the Bank, with the Bank as the surviving bank and a wholly-owned subsidiary of Peoples. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of FNCB will be entitled to receive a fixed exchange ratio of 0.1460 shares of the Company's common stock for each share of the FNCB’s common stock. On October 27, 2023, Peoples and FNCB jointly filed a Federal Deposit Insurance Corporation ("FDIC") Interagency Bank Merger Application with the FDIC New York and the Company filed a Pennsylvania Bank Merger Application with the Pennsylvania Department of Banking and Securities. Completion of the merger requires, among other things, the approval from these regulatory authorities, as well as the shareholders of the Company and FNCB.

The Merger Agreement provides certain termination rights for both the Company and FNCB and further provides that a termination fee of $4.8 million will be payable by either the Company or FNCB, as applicable, upon termination of the Merger Agreement under certain circumstances. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Merger Agreement filed by the Company as Exhibit 2.1 to this Quarterly Report on Form 10-Q. Pending regulatory and shareholder approvals, the Company expects the merger to be consummated in the first half of 2024, however, there can be no assurance that the transaction will be consummated by such date, or at all.

Additional Information regarding the Merger and Where to Find It

In connection with the proposed Merger, Peoples will file a registration statement on Form S-4 with the SEC. The registration statement will include a joint proxy statement of Peoples and FNCB, which also constitutes a prospectus of Peoples, that will be sent to shareholders of Peoples and shareholders of FNCB seeking certain approvals related to the proposed transaction.

The information contained in this quarterly report does not constitute an offer to sell or a solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. INVESTORS AND SHAREHOLDERS OF PEOPLES AND FNCB AND THEIR RESPECTIVE AFFILIATES ARE URGED TO READ, WHEN AVAILABLE, THE REGISTRATION STATEMENT ON FORM S-4, THE JOINT PROXY STATEMENT/PROSPECTUS TO BE INCLUDED WITHIN THE REGISTRATION STATEMENT ON FORM S-4 AND ANY OTHER RELEVANT DOCUMENTS FILED OR TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED TRANSACTION, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT PEOPLES, FNCB AND THE PROPOSED TRANSACTION.

Investors and shareholders will be able to obtain a free copy of the registration statement, including the joint proxy statement/prospectus as well as other relevant documents filed with the SEC containing information about Peoples and FNCB without charge, at the SEC s website www.sec.gov. Copies of documents filed with the SEC by Peoples will be made available free of charge in the "Investor Relations" section of Peoples' website, www.psbt.com under the heading "SEC Filings." Copies of documents filed with the SEC by FNCB will be made available free of charge in the "About FNCB" section of FNCB's website, www.fncb.com.

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

During the quarter-ended June 30, 2023, the Company became aware that the unaudited consolidated financial statements for the three months ended March 31, 2023 contained an immaterial misstatement. The Company determined that the allowance for credit losses was overstated by $1.5 million as of March 31, 2023. The adjustment consisted of $1.1 million related to the adoption of ASU 2016-13 and a $0.4 million reduction in the first quarter 2023 provision for credit loss requirement. The cumulative impact $1.1 million credit to the provision for credit losses and reduction in the allowance for credit losses is reflected in the unaudited consolidated financial statements for the nine months ended September 30, 2023. For additional information, see Note 1 “Immaterial Prior Period Adjustment.”

Other than the aforementioned, there have been no material changes to our accounting policies from those disclosed on Form 10-K for the year ended December 31, 2022.

Operating Environment:

The third quarter of 2023 has been centered in uncertainty around the lingering possibility of a recession together with existing inflationary conditions.

In addition to these concerns, the banking industry experienced significant volatility due to two high-profile bank failures in March 2023, which were followed by a third bank failure at the end of April 2023, which resulted in concerns within the banking industry related to liquidity, deposit outflows, and unrealized losses on investment securities. These concerns and volatility in the banking industry may persist if other industry participants experience similar high-profile financial challenges or if other banks are closed by federal or state banking regulators. More

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

recently the banking industry reported moderate lending growth and good credit quality with only minor increases in late payments. A tightening of credit standards was also noted, as were higher deposit rates. These events have reinforced the importance of maintaining access to diverse sources of funding and the benefits of a robust and stable deposit base, but the continuing impact of the volatility and turmoil in the banking industry on the Company, and its financial condition and results of operations for the remainder of 2023, is uncertain and cannot be predicted.

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

While inflation decreased since its peak in 2022, it still remains above the Federal Open Market Committee’s

(“FOMC”) long-term desired 2% level for items other than food and energy. Core inflation, as measured by the Consumer Price Index (“CPI”), excluding items known for their volatility such as food and energy, was 4.1% for the 12 months ended September 30, 2023. When including food and energy, CPI increased 3.7% during the 12 months ended September 30, 2023 primarily due to food and transportation.

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

While we experienced strong loan growth during the first three months of 2023, lending has tempered in the latter months as higher rates begin to affect borrowers’ demand for credit. Additionally, the Company has intentionally slowed loan growth due to economic uncertainty and risk of recession, and has focused on increasing liquidity and capital. We have seen lower mortgage origination and sales volume as interest rates on mortgage loans have reached 20 year highs and the housing market cools off. From a funding perspective, the competition and subsequent costs of deposits have increased and likely will continue to increase as the FOMC adjusts rates.

The labor market remains strong with national unemployment at 3.8% in September 2023. This along with a relatively unchanged number of persons not in the labor force has made it difficult and costly for companies to fill open positions and thus could continue to increase our salaries and benefits expenses.

Real gross domestic product (“GDP”) increased at a seasonally adjusted annual rate of 4.9% during the three months ended September 30, 2023, according to the Bureau of Economic Analysis’s “Advance” estimate, after increasing 2.1% in the three months ended June 30, 2023.  The increase reflected increases in consumer spending in both services and goods, private inventory investment, exports, state and local government spending, federal government spending, and residential fixed investment, partly offset by decreases in nonresidential fixed investment and an increase in imports. Compared to the second quarter, the acceleration in real GDP in the third quarter reflected an upturn in consumer spending, private inventory investment, federal government spending, exports and residential fixed investments, partially offset by downturns in nonresidential fixed investment and state and local government spending.

Economic uncertainty and reductions to spending by retail and commercial customers due to rising costs may reduce loan demand and increase loan delinquencies in the near-term.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Goodwill:

The Company has goodwill with a net carrying value of $63.4 million at September 30, 2023 and December 31, 2022. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At September 30, 2023, we performed a qualitative evaluation, which involves determining whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

Review of Financial Position:

Total assets increased $272.3 million or 10.2% annualized, to $3.8 billion at September 30, 2023, from $3.6 billion at December 31, 2022. The increase in assets during the nine months was due to increases in loans and federal funds sold, funded primarily by an increase in deposits. Total loans increased to $2.9 billion at September 30 2023, compared to $2.7 billion at December 31, 2022, an increase of $140.9 million. Investments decreased $100.4 million due primarily from the sale during the first quarter of 2023 of securities, including U.S. Treasury bonds, tax-exempt municipal bonds and mortgage-backed securities, with the proceeds of $67.4 million used to pay down high cost, short term borrowings. Federal funds sold balances increased to $205.7 million at September 30, 2023 from zero at December 31, 2022 due to growth of deposits.

Deposits increased $318.5 million to $3.4 billion at September 30, 2023 from $3.0 billion at December 31, 2022, due to net growth of $248.0 million in brokered deposits, an increase of $16.8 million in retail and commercial accounts, and an increase of $53.7 million in municipal deposits. Interest-bearing deposits increased $400.2 million due in part to the aforementioned growth of brokered deposits and a shift from noninterest bearing deposits which decreased $81.7 million. Total short-term borrowings at September 30, 2023 were $27.0 million, a decrease of $87.9 million from $114.9 million at December 31, 2022, while long term debt increased to $25.0 million at September 30, 2023 from $0.6 million at December 31, 2022. Total stockholders’ equity increased $9.0 million from $315.4 million at year-end 2022 to $324.4 million at September 30, 2023 due to net income, partially offset by an increase to accumulated other comprehensive loss resulting from an increased unrealized loss on available for sale investment securities. The unrealized losses on the held to maturity portfolio totaled $17.4 million and $14.6 million at September 30, 2023 and December 31, 2022, respectively. For the nine months ended September 30, 2023, total assets averaged $3.7 billion, an increase of $262.4 million from $3.4 billion for the same period of 2022.

Investment Portfolio:

The majority of the investment portfolio is classified as available for sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available for sale totaled $382.2 million at September 30, 2023, a decrease of $95.5 million, or 20.0% from $477.7 million at December 31, 2022. The decrease was primarily due to the sale of $65.6 million in securities, which included U.S. Treasury bonds, tax-exempt municipals and mortgage-backed securities, as part of our strategy to add liquidity and reduce short-term borrowings. Approximately 68% of our available for sale investment portfolio consists of U.S. Treasury bonds and mortgage-backed securities issued or guaranteed by U.S. government agencies or U.S. government-sponsored entities.

Investment securities held to maturity, which consisted of 87.0% of mortgage-backed securities issued or guaranteed by U.S. Government agency and U.S. Government-sponsored entities, totaled $86.2 million at September 30, 2023, a decrease of $4.9 million from $91.2 million at December 31, 2022. Held to maturity securities had a market value of $68.8 million at September 30, 2023 compared to $76.6 million at December 31, 2022.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the nine months ended September 30, 2023, the investment portfolio averaged $566.5 million, a decrease of $85.0 million or 13.0% compared to $651.6 million for the same period last year. Average tax-exempt municipal bonds have decreased $18.9 million or 17.0% to $92.1 million for the nine months ended September 30, 2023 from $111.0 million during the comparable period of 2022.  The tax-equivalent yield on the investment portfolio increased 10 basis points to 1.77% for the nine months ended September 30, 2023, from 1.67% for the comparable period of 2022.

Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the Accumulated Other Comprehensive Loss (AOCL) component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $55.7 million net of deferred income taxes of $15.3 million at September 30, 2023, and net unrealized losses of $52.0 million, net of deferred income taxes of $14.3 million, at December 31, 2022.

Our Asset/Liability Committee (ALCO) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Total loans increased to $2.9 billion at September 30, 2023 from $2.7 billion at December 31, 2022, an increase of $140.9 million. Loan growth has slowed, beginning in the prior quarter and continued in the current quarter ended September 30, 2023, as the Company has intentionally slowed loan growth and has focused on building liquidity. Our loan growth is due primarily to increases in commercial real estate loans.

Commercial real estate loans increased $136.5 million or 10.7% annualized, to $1.8 billion at September 30, 2023 compared to $1.7 billion at December 31, 2022 due to increased activity in all our markets.

Consumer loans decreased $4.5 million, or 6.7% on an annualized basis, to $85.8 million at September 30, 2023 compared to $90.3 million at December 31, 2022. Consumer other loans declined $7.0 million due primarily to real estate secured loans being re-classified to residential real estate loans. Indirect auto loans increased $2.5 million during 2023 due to new originations.

Residential real estate loans increased $26.9 million, or 10.9% on an annualized basis, to $357.6 million at September 30, 2023 compared to $330.7 million at December 31, 2022. The increase in residential mortgages is due to increased home equity loan activity, the aforementioned re-classification from consumer loans and a higher percentage of loans not eligible to be sold into the secondary market, including jumbo mortgages.

For the nine months ended September 30, 2023, total loans averaged $2.8 billion, an increase of $347.2 million or 14.0% compared to $2.5 billion for the same period of 2022. The tax-equivalent yield on the entire loan portfolio was 4.77% for the nine months ended September 30, 2023, an 84 basis point increase from the comparable period last year. The increase in yield is primarily due to the FOMC increases and its corresponding effect on our offering rates on new originations and the indices at which our adjustable and floating rate loans reprice.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Unused commitments at September 30, 2023, totaled $636.2 million, consisting of $574.0 million in unfunded commitments of existing loan facilities and $62.2 million in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and, therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2022 totaled $689.4 million, consisting of $631.8 million in unfunded commitments of existing loans and $57.6 million in standby letters of credit.

Asset Quality:

Distribution of nonperforming assets

(Dollars in thousands, except percents)	September 30, 2023	December 31, 2022
Nonaccrual loans	$3,060	$2,035
Troubled debt restructured loans (including nonaccrual TDR)		1,351
Accruing loans past due 90 days or more:	700	748
Total nonperforming loans	3,760	4,134
Foreclosed assets
Total nonperforming assets	$3,760	$4,134
Total loans held for investment	$2,870,969	$2,730,116
Allowance for credit losses	23,010	27,472
Allowance for credit losses as a percentage of loans held for investment	0.80%	1.01%
Allowance for credit losses as a percentage of nonaccrual loans	751.96	1349.98
Nonaccrual loans as a percentage of loans held for investment	0.11	0.07
Nonperforming loans as a percentage of loans, net	0.13	0.15

We experienced improved asset quality during the first nine months of 2023 as evidenced by a decrease of $0.4 million in nonperforming assets. Nonperforming assets totaled $3.8 million or 0.10% of total assets at September 30, 2023, a decrease from $4.1 million or 0.12% of total assets at December 31, 2022. The reduction was the result of the removal of troubled debt restructurings due to a change in accounting guidance, a reduced level of loans 90 days or more past due and still accruing, and collection activities.

Loans on nonaccrual status, excluding troubled debt restructured nonaccrual loans, increased $1.0 million to $3.1 million at September 30, 2023 from $2.0 million at December 31, 2022. The increase to nonaccrual loans since year-end is due to an increase in commercial real estate loans of $0.9 million, due primarily to the placement of one credit on non-accrual due to borrower's inability to fund scheduled payments. Restructured loans decreased to none from $1.4 million at December 31, 2022 due to changes in the accounting guidance. There were no foreclosed properties at September 30, 2023 and at December 31, 2022.

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

During the quarter-ended June 30, 2023, the Company became aware that the unaudited consolidated financial statements for the three months ended March 31, 2023 contained an immaterial misstatement. The Company determined that the allowance for credit losses was overstated by $1.5 million as of March 31, 2023. The adjustment consisted of $1.1 million related to the adoption of ASU 2016-13 and a $0.4 million reduction in the first quarter 2023 provision for credit loss requirement. The cumulative impact $1.1 million credit to the provision for credit losses and reduction in the allowance for credit losses is reflected in the unaudited consolidated financial statements for the nine months ended September 30, 2023. For additional information, see Note 1 “Immaterial Prior Period Adjustment.”

The allowance for credit losses equaled $23.0 million or 0.80% of loans, net at September 30, 2023 compared to $27.5 million or 1.01% of loans, net, at December 31, 2022. In addition to the transition adjustment of $3.3 million and the $1.5 million adjustment noted above, a credit of $0.4 million was recorded to the provision due to the impact of various factors such as updated economic assumptions as well as changes in qualitative adjustments, portfolio composition and improved asset quality. Loans charged-off, net of recoveries, for the nine months ended September 30, 2023, equaled $76 thousand and less than 0.01% of average loans, compared to $261 thousand and 0.01% of average loans for the comparable period last year. The decrease to charge-offs in the current period is due to improved credit quality resulting in fewer charge-offs.

Deposits:

We attract the majority of our deposits from within our market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs.

For the nine months ended September 30, 2023, total deposits increased $318.5 million or 14.0% annualized to $3.4 billion from $3.0 billion at December 31, 2022.  Noninterest-bearing deposits decreased $81.7 million, or 14.1% annualized and interest-bearing deposits increased $400.2 million, or 23.5% annualized during the nine months ended September 30, 2023. The increase in deposits was due to a $248.0 million net increase in brokered deposits, a $16.8 million increase in retail and commercial accounts and a $53.7 million increase in municipal deposits. During the nine months ended September 30, 2023, the Company utilized a portion of its contingency funding sources and added $259.0 million of longer-term callable brokered CDs to improve its on-balance sheet liquidity position. The Company has the option to call the CDs after an initial three or six month period.

Interest-bearing checking, NOW, and money market accounts increased $134.9 million to $1.6 billion at September 30, 2023 from $1.5 billion at December 31, 2022. Savings accounts decreased $76.2 million to $447.7 million as of September 30, 2023 from $523.9 million at December 31, 2022 as rate sensitive depositors shifted a portion of their balances to higher rate offerings both internally and externally. Time deposits less than $250 thousand increased $313.5 million to $512.7 million at September 30, 2023, from $199.1 million at December 31, 2022 primarily due to the addition of $259.0 million in brokered certificates of deposit.  Time deposits $250 thousand or more increased $28.0 million to $120.7 million at September 30, 2023 from $92.7 million at year end 2022.

The deposit base consisted of 41.0% retail accounts, 32.8% commercial accounts, 18.1% municipal relationships and 8.1% brokered deposits at September 30, 2023. At September 30, 2023, total estimated uninsured deposits, were

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

approximately $955.9 million, or 28.4% of total deposits; as compared to approximately $1.1 billion, or 36.9% of total deposits at December 31, 2022. Included in the uninsured total at September 30, 2023 is $475.7 million of municipal deposits collateralized by letters of credit issued by the FHLB and pledged investment securities, and $0.2 million of affiliate company deposits. As an additional resource to our uninsured depositors, we offer all depositors access to IntraFi's CDARS and ICS programs which allows deposit customers to obtain full FDIC deposit insurance while maintaining their relationship with our Bank.

For the nine months ended September 30, interest-bearing deposits averaged $2.5 billion in 2023 compared to $2.2 billion in 2022, an increase of $269.3 million or 16.3% annualized. The cost of interest-bearing deposits was 2.15% in 2023 compared to 0.39% for the same period last year. For the first nine months, the overall cost of interest-bearing liabilities, including the cost of borrowed funds, was 2.26% in 2023 and 0.49% in 2022. The higher costs are due primarily to increases in interest rates paid on deposits in order to attract and retain current balances. We anticipate that funding costs will continue to increase in the future as a result of the FOMC rate adjustments, local competition for deposits and the cost of alternative funding. The volume and velocity of the rate increases will place pressure on our funding costs.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB. In addition, the Bank may borrow from the Federal Reserve utilizing the Discount Window and Bank Term Funding Program (BTFP).

Overall, total borrowings were $85.0 million at September 30, 2023, which included a combination of other borrowings, long-term debt, and subordinated debt, compared to $148.5 million at December 31, 2022, a decrease of $63.5 million.  There were no overnight borrowings at September 30, 2023 compared to $100.4 million at December 31, 2022 as proceeds from the sale of investment securities and deposit growth in the current period were utilized to pay-down the balance. Other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $27.0 million compared to $14.5 million at December 31, 2022. Higher market interest rates resulted in heightened exposure requiring an increase to pledged cash collateral.  Long-term debt was $25.0 million at September 30, 2023 compared to $0.6 million at year end 2022 as the Bank utilized its borrowing capacity at the FHLB to add on-balance sheet liquidity and supplement the funding of the loan portfolio growth. Subordinated debt outstanding at September 30, 2023 and December 31, 2022 was $33.0 million.

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

Our cumulative one-year RSA/RSL ratio equaled 1.32% at September 30, 2023, an increase from 0.69% at December 31, 2022. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. Given the current economic conditions and outlook, along with the action by the FOMC to increase the federal funds rate we should experience increased net interest income. The overall focus of ALCO is to maintain a well-balanced interest rate risk position in order to safeguard future earnings. The current position at September 30, 2023, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2023, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2023 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in August to review our interest rate risk profile, capital adequacy and liquidity.  Management believes the Company’s liquidity position is strong. At September 30, 2023, the Company’s cash and due from banks balances were $254.5 million and we maintained $266.5 million of availability at the Federal Reserve Bank’s discount window, and an additional $4.0 million of availability from the Federal Reserve BTFP. The Company also maintains an available for sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as a ready source of liquidity and capital. At September 30, 2023, the Company’s available for sale investment securities portfolio totaled $382.2 million, $371.4 million of which were unencumbered. Net unrealized losses on the portfolio were $71.0 million. The Bank’s unused borrowing capacity at the FHLB at September 30, 2023 was $828.3 million.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2023. Our noncore funds at September 30, 2023, were comprised of time deposits in denominations of $100 thousand or more, brokered deposits and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2023, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 11.3%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 0.67%. Comparatively, our overall noncore dependence ratio at year-end 2022 was 9.6% and our net short-term noncore funding dependence ratio was

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

negative 8.5%, indicating that our reliance on noncore funds has increased overall due to our relatively static deposit balances but improved in the short-term due to our federal funds sold balances.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $216.7 million during the nine months ended September 30, 2023. Cash and cash equivalents decreased $166.9 million for the same period last year. For the nine months ended September 30, 2023, net cash inflows of $240.4 million from financing activities and $24.3 million from operating activities were partially offset by net cash outflows of $48.1 million from investing activities. For the same period of 2022, net cash inflows of $30.2 million from operating activities and $164.3 million from financing activities were offset by net cash outflows of $361.5 million from investing activities.

Operating activities provided net cash of $24.3 million for the nine months ended September 30, 2023, and $30.2 million for the corresponding nine months of 2022. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for credit losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $48.1 million for the nine months ended September 30, 2023, compared to using net cash of $361.5 million for the same period of 2022. A net increase in loans less proceeds from investment sales and maturities were the primary factors causing the net cash outflow from investing activities.

Financing activities provided net cash of $240.4 million for the nine months ended September 30, 2023, and provided net cash of $164.3 million for the corresponding nine months of 2022. In 2023, deposit gathering was our predominant financing activity. Deposits provided cash of $318.5 million and an increase in long term debt provided another $25.0 million for the nine months ended September 30, 2023 while short term borrowings decreased cash by $87.9 million. We continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $324.4 million or $46.07 per share at September 30, 2023, compared to $315.4 million or $44.06 per share at December 31, 2022. Stockholders’ equity increased during the nine month period ended September 30, 2023 primarily due to net income of $23.8 million for the nine months ended September 30, 2023, offset by cash dividends declared of $8.8 million and the repurchase of 131,686 common shares totaling $5.8 million. Net income of $23.8 million for the nine months ended September 30, 2023 was added to our capital position during the period.

Dividends declared equaled $1.23 per share through the nine months ended September 30, 2023 and $1.18 per share for the same period of 2022. The dividend payout ratio was 37.2% for the nine months ended September 30, 2023 and 29.4% for the same period of 2022. The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy. The Board declared on October 27, 2023 a fourth quarter dividend of $0.41 per share payable on December 15, 2023 to shareholders of record as of November 30, 2023. Further dividends, however, must necessarily depend upon earnings,

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At September 30, 2023, the Bank’s Tier 1 capital to total average assets was 9.47% as compared to 9.69% at December 31, 2022. The Bank’s Tier 1 capital to risk weighted asset ratio was 13.00% and the total capital to risk weighted asset ratio was 13.85% at September 30, 2023. These ratios were 12.27% and 13.26% at December 31, 2022. The Bank’s common equity Tier 1 to risk weighted asset ratio was 13.00% at September 30, 2023 compared to 12.27% at December 31, 2022. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at September 30, 2023.

Review of Financial Performance:

Peoples reported net income of $6.7 million or $0.95 per diluted share for the three months ended September 30, 2023, a 32.3% decrease when compared to $10.0 million or $1.38 per share for the comparable period of 2022. Quarterly net income included lower net interest income of $3.7 million due to higher deposit costs, and higher operating expenses of $1.1 million due to expenses associated with the proposed merger noted below, partially offset by a lower provision for credit loss of $0.6 million and higher noninterest income of $0.4 million.

Peoples reported net income of $23.8 million, or $3.31 per diluted share for the nine months ended September 30, 2023, a decrease of 17.5% when compared to $29.0 million, or $4.01 per diluted share for the comparable period of 2022. The decrease in earnings in the nine months ended September 30, 2023 is a result of decreased net interest income of $4.9 million when compared to the nine months ended September 30, 2022 as higher interest income on earning assets due to increased rates was more than offset by increased funding costs. Lower interest income combined with higher operating expenses of $4.5 million were partially offset by a $2.8 million decrease to the provision for credit losses and a $0.3 million increase in noninterest income

Return on average assets (“ROA”) measures our net income in relation to total assets. Our annualized ROA was 0.72% for the third quarter of 2023 compared to 1.14% for the same period of 2022. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our annualized ROE was 8.05% for the third quarter of 2023 compared to 12.69% for the comparable period in 2022.

On September 27, 2023, Peoples announced it had entered into a definitive agreement to strategically combine with FNCB, the parent company of FNCB Bank. The proposed transaction is expected to close in the first half of 2024, subject to satisfaction of customary closing conditions, including regulatory approvals and shareholder approval from both Peoples and FNCB shareholders but there can be no assurance that the transaction will be consummated by such date, or at all. The strategic merger is expected to create a bank holding company with nearly $5.5 billion in assets, ranked #2 in deposit market share in the Scranton-Wilkes Barre metro statistical area, and the 5th ranked community bank headquartered in Pennsylvania with assets under $20 billion. The proposed transaction is projected to deliver 59%

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

EPS accretion to Peoples 2025 estimated EPS, inclusive of all merger synergies, and a 51% dividend increase to Peoples shareholders.

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

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three and nine months ended September 30, 2023 and 2022:

(Dollars in thousands)
Three Months Ended September 30,	2023	2022
Interest income (GAAP)	$38,765	$29,230
Adjustment to FTE	475	494
Interest income adjusted to FTE (non-GAAP)	39,240	29,724
Interest expense	17,488	4,232
Net interest income adjusted to FTE (non-GAAP)	$21,752	$25,492

(Dollars in thousands)
Nine Months Ended September 30,	2023	2022
Interest income (GAAP)	$109,779	$79,693
Adjustment to FTE	1,440	1,399
Interest income adjusted to FTE (non-GAAP)	111,219	81,092
Interest expense	43,294	8,357
Net interest income adjusted to FTE (non-GAAP)	$67,925	$72,735

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The efficiency ratio is noninterest expenses, less amortization of intangible assets and acquisition related expenses, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and nine months ended September 30, 2023 and 2022:

(Dollars in thousands, except percents)
Three Months Ended September 30,	2023	2022
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$17,054	$15,935
Less: amortization of intangible assets expense	29	96
Less: acquisition related expenses	869
Noninterest expense adjusted (non-GAAP)	16,156	15,839

Net interest income (GAAP)	21,277	24,998
Plus: taxable equivalent adjustment	475	494
Noninterest income (GAAP)	3,692	3,317
Less: net losses on equity securities		(18)
Net interest income (FTE) plus noninterest income (non-GAAP)	$25,444	$28,827

Efficiency ratio (non-GAAP)	63.5%	54.9%

(Dollars in thousands, except percents)
Nine Months Ended September 30,	2023	2022
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$50,222	$45,717
Less: amortization of intangible assets expense	86	289
Less: acquisition related expenses	990
Noninterest expense adjusted (non-GAAP)	49,146	45,428

Net interest income (GAAP)	66,485	71,336
Plus: taxable equivalent adjustment	1,440	1,399
Noninterest income (GAAP)	10,918	10,619
Less: net losses on equity securities	(17)	(37)
Less: gains on sale of available for sale securities	81
Net interest income (FTE) plus noninterest income (non-GAAP)	$78,779	$83,391

Efficiency ratio (non-GAAP)	62.4%	54.5%

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

For the three months ended September 30, tax-equivalent net interest income decreased $3.7 million to $21.8 million in 2023 from $25.5 million in 2022. The net interest spread decreased to 1.79% for the three months ended September 30, 2023 from 2.87% for the three months ended September 30, 2022 as the earning asset yield increased 81 basis points while the average rate paid on interest-bearing liabilities increased 189 basis points. The tax-equivalent net interest margin decreased to 2.44% for the third quarter of 2023 from 3.08% for the comparable period of 2022.

For the three months ended September 30, tax-equivalent interest income, a non-GAAP measure, on earning assets increased $9.5 million to $39.2 million in 2023 as compared to $29.7 million in 2022. The overall yield on earning assets, on a fully tax-equivalent basis, increased 81 basis points for the three months ended September 30, 2023 to 4.40% as compared to 3.59% for the three months ended September 30, 2022. The increase to tax-equivalent interest income is due to the increase in rates for newly acquired assets and rising rate indices, coupled with an increase in our earning asset base of $255.6 million. The overall yield earned on investments increased 8 basis points in the third quarter of 2023 to 1.75% from 1.67% for the third quarter of 2022 as a result of our sale of lower yielding bonds. Average investment balances were $113.9 million lower when comparing the current and year ago quarter. Average federal funds sold increased $120.9 million to $134.6 million for the three months ended September 30, 2023 and yielded 5.52%, as compared to $13.7 million and a yield of 3.08% in the year ago period. We expect asset yields to move upward as asset cash flow reprices higher due to the increases to the federal funds rate by the FOMC.

Total interest expense increased $13.3 million to $17.5 million for the three months ended September 30, 2023 from $4.2 million for the three months ended September 30, 2022. The total cost of funds increased 189 basis points for the three months ended September 30, 2023 to 2.61% as compared to 0.72% in the year ago period. The increase in costs was due to higher rates paid on both interest-bearing deposits and short term borrowings, combined with higher average balances in the current period. Average rates paid on deposits increased as the result of the FOMC’s corresponding rate increases and local competition for deposits. We expect funding costs to continue to increase during the remaining months of 2023 as market rates rise as the result of increased competition for deposits.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net interest income changes due to rate and volume for the nine months ended September 30

	2023 vs 2022
	Increase (decrease)
	attributable to
(Dollars in thousands)	Total	Rate	Volume
Interest income:
Loans:
Taxable	$27,293	$16,298	$10,995
Tax-exempt	618	360	258
Investments:
Taxable	(201)	828	(1,029)
Tax-exempt	(425)	(105)	(320)
Interest-bearing deposits	129	191	(62)
Federal funds sold	2,713	2,693	20
Total interest income	30,127	20,265	9,862
Interest expense:
Money market accounts	13,398	13,049	349
NOW accounts	8,413	8,522	(109)
Savings accounts	411	444	(33)
Time deposits less than $100	8,015	5,060	2,955
Time deposits $100 or more	3,187	2,983	204
Short-term borrowings	1,011	970	41
Long-term debt	502	(9)	511
Subordinated debt
Total interest expense	34,937	31,019	3,918
Net interest income - non-GAAP	$(4,810)	$(10,754)	$5,944

Tax-equivalent net interest income, a non-GAAP measure, was $67.9 million in the nine months ended September 30, 2023 and $72.7 million in the comparable period last year. There was a positive volume variance that was offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $5.9 million. A rate variance resulted in a decrease in net interest income of $10.8 million.

Average earning assets increased $263.4 million to $3.5 billion for the nine months ended September 30, 2023 from $3.2 billion for the nine months ended September 30, 2022 and accounted for a $9.9 million increase in interest income. Average taxable loans increased $335.9 million, which caused interest income to increase $11.0 million. Average tax-exempt loans increased $11.4 million which caused interest income to increase $0.3 million. Average taxable investments decreased $66.1 million comparing 2023 and 2022, which resulted in decreased interest income of $1.0 million while average tax-exempt investments decreased $18.9 million, which resulted in a decrease to interest income of $0.3 million. Average federal funds sold increased $6.0 million for the nine months ended September 30, 2023 which resulted in an increase of $20 thousand to interest income.

Average interest-bearing liabilities rose $287.7 million to $2.6 billion for the nine months ended September 30, 2023 from $2.3 billion for the nine months ended September 30, 2022 resulting in a net increase in interest expense of $3.9 million. Interest-bearing deposit accounts, including money market, NOW and savings accounts grew $35.6 million, resulting in an increase to interest expense of $0.2 million. In addition, large denomination time deposits averaged $34.5 million more in the current period and caused interest expense to increase $0.2 million. An increase of $199.2 million in average time deposits less than $100 thousand resulted in an increase to interest expense of $3.0 million. In addition, short-term borrowings averaged $2.7 million higher and increased interest expense $41 thousand while long-term borrowing increased $15.7 million and resulted in an increase to interest expense of $0.5 million.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets increased 90 basis points while there was a 177 basis point increase in the cost of funds. As a result, tax-equivalent net interest income decreased $10.8 million comparing the nine months ended September 30, 2023 and 2022. The tax-equivalent yield on earning assets was 4.29% in the 2023 period compared to 3.39% in 2022 resulting in an increase in interest income of $20.3 million. The yield on the taxable investment portfolio increased 15 basis points to 1.68% during the nine months ended September 30, 2023 from 1.53% in the year ago period, resulting in an increase of $0.8 million in interest income. The yield on the tax exempt investment portfolio decreased 14 basis points to 2.22% during the nine months ended September 30, 2023 from 2.36% in the year ago period, resulting in a decrease of $0.1 million in interest income. The tax-equivalent yield on the loan portfolio increased 84 basis points to 4.77% in 2023 from 3.93% in 2022 and resulted in an increase to interest income of $16.7 million.

The yield on interest bearing deposits increased 176 basis points to 2.15% from 0.39% in the year ago period resulting in an increase in interest expense of $30.1 million. The yield on long term borrowings decreased 36 basis points to 4.33% from 4.69% in the year ago period and resulted in a decrease to interest expense of $9 thousand. The yield on short term borrowings increased 301 basis points to 4.93% from 1.92% in the year ago period and resulted in an increase to interest expense of $1.0 million. The yield on subordinated debt was unchanged when compared to a year ago.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Three months ended
	September 30, 2023			September 30, 2022
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,627,700	$33,095	5.00%	$2,377,803	$25,128	4.19%
Tax-exempt	226,628	1,786	3.13	225,637	1,694	2.98
Total loans	2,854,328	34,881	4.85	2,603,440	26,822	4.09
Investments:
Taxable	454,727	1,920	1.68	544,782	2,096	1.53
Tax-exempt	87,731	475	2.15	111,578	659	2.34
Total investments	542,458	2,395	1.75	656,360	2,755	1.67
Interest-bearing deposits	6,893	91	5.24	9,180	41	1.77
Federal funds sold	134,583	1,873	5.52	13,665	106	3.08
Total earning assets	3,538,262	39,240	4.40%	3,282,645	29,724	3.59%
Less: allowance for credit losses	23,691			29,863
Other assets	215,472			210,724
Total assets	$3,730,043	$39,240		$3,463,506	$29,724
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$697,387	$5,945	3.38%	$630,165	$1,228	0.77%
Interest-bearing demand and NOW accounts	800,978	4,335	2.15	770,582	1,184	0.61
Savings accounts	462,468	272	0.23	527,244	123	0.09
Time deposits less than $100	412,705	4,234	4.07	132,599	358	1.07
Time deposits $100 or more	208,153	1,695	3.23	168,239	423	1.00
Total interest-bearing deposits	2,581,691	16,481	2.53	2,228,829	3,316	0.59
Short-term borrowings	21,759	291	5.31	78,922	457	2.30
Long-term debt	25,000	273	4.33	1,369	16	4.64
Subordinated debt	33,000	443	5.33	33,000	443	5.33
Total borrowings	79,759	1,007	5.01	113,291	916	3.21
Total interest-bearing liabilities	2,661,450	17,488	2.61	2,342,120	4,232	0.72
Noninterest-bearing deposits	688,301			770,833
Other liabilities	47,788			38,840
Stockholders’ equity	332,504			311,713
Total liabilities and stockholders’ equity	$3,730,043			$3,463,506
Net interest income/spread		$21,752	1.79%		$25,492	2.87%
Net interest margin			2.44%			3.08%
Tax-equivalent adjustments:
Loans		$375			$356
Investments		100			138
Total adjustments		$475			$494

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Nine months ended
	September 30, 2023			September 30, 2022
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,596,848	$95,283	4.91%	$2,260,993	$67,990	4.02%
Tax-exempt	225,178	5,323	3.16	213,803	4,705	2.94
Total loans	2,822,026	100,606	4.77	2,474,796	72,695	3.93
Investments:
Taxable	474,425	5,977	1.68	540,512	6,178	1.53
Tax-exempt	92,111	1,532	2.22	111,041	1,957	2.36
Total investments	566,536	7,509	1.77	651,553	8,135	1.67
Interest-bearing deposits	5,004	190	5.08	9,846	61	0.83
Federal funds sold	72,098	2,914	5.40	66,057	201	0.41
Total earning assets	3,465,664	111,219	4.29%	3,202,252	81,092	3.39%
Less: allowance for credit losses	24,711			29,144
Other assets	211,537			216,960
Total assets	$3,652,490	$111,219		$3,390,068	$81,092
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$694,478	$15,459	2.98%	$604,918	$2,061	0.46%
Interest-bearing demand and NOW accounts	768,277	10,661	1.86	790,852	2,248	0.38
Savings accounts	485,985	727	0.20	517,381	316	0.08
Time deposits less than $100	327,810	8,980	3.66	128,639	965	1.00
Time deposits $100 or more	195,450	3,978	2.72	160,949	791	0.66
Total interest-bearing deposits	2,472,000	39,805	2.15	2,202,739	6,381	0.39
Short-term borrowings	43,125	1,590	4.93	40,401	579	1.92
Long-term debt	17,576	569	4.33	1,911	67	4.69
Subordinated debt	33,000	1,330	5.39	33,000	1,330	5.39
Total borrowings	93,701	3,489	4.98	75,312	1,976	3.51
Total interest-bearing liabilities	2,565,701	43,294	2.26	2,278,051	8,357	0.49
Noninterest-bearing deposits	714,779			751,549
Other liabilities	42,101			35,947
Stockholders’ equity	329,909			324,521
Total liabilities and stockholders’ equity	$3,652,490			$3,390,068
Net interest income/spread		$67,925	2.03%		$72,735	2.90%
Net interest margin			2.62%			3.04%
Tax-equivalent adjustments:
Loans		$1,118			$988
Investments		322			411
Total adjustments		$1,440			$1,399

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Credit Losses:

Effective January 1, 2023 the Company transitioned to ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), commonly referred to as CECL. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2023. Refer to Note 1 “Summary of Significant Accounting Policies” for additional detail on the adoption of CECL.

For the three months ended September 30, 2023, a credit of $0.2 million was recorded to the provision for credit losses compared to a provision of $0.5 million in the year ago period. The current period provision credit was due to the impact of various factors such as updated economic assumptions as well as changes in qualitative adjustments, portfolio composition and asset quality. The year ago period provision of $0.5 million was based upon our previous allowance methodology and then current conditions.

For the nine months ended September 30, 2023, a credit to the provision for credit losses of $1.1 million was posted due to various factors including prior period adjustments (see Note 1) and updated economic assumptions as well as changes in qualitative factors, portfolio composition and asset quality. The provision in the prior nine month period ended September 30, 2022 was $1.7 million and was the result of prior allowance methodology and loan growth during the period.

Noninterest Income:

Noninterest income for the three months ended September 30, 2023 was $3.7 million, an increase of $0.4 million or 11.3% from $3.3 million in the same quarter a year ago. The increase was primarily due to $0.2 million in higher commercial account service charges and $0.1 million higher swap related revenue, partially offset by lower mortgage banking fees.

Noninterest income was $10.9 million for the nine months ended September 30, 2023 and $10.6 million for the comparable period ended September 30, 2022. During the period, service charges, fees and commissions increased $0.6 million, due in part to a $0.4 million increase in consumer and commercial deposit service charges and increased dividends on FHLB stock. Merchant services income decreased $0.3 million during the nine months ended September 30, 2023 compared to the prior year on lower transaction volume incentives. Interest rate swap revenue decreased $0.2 million on lower market value adjustments.

Noninterest Expenses:

In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses and other expenses. However, included in the 2023 current periods are acquisition related expenses incurred due to our announced proposed merger with FNCB. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance, including FDIC assessment, other taxes and supplies. Several of these costs and expenses are variable while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

Noninterest expense increased $1.1 million or 7.0% to $17.1 million for the three months ended September 30, 2023, from $15.9 million for the same period a year ago. Acquisition related expenses, such as legal and consulting, totaled $0.9 million in the current period. Salaries and employee benefits increased $0.3 million or 3.7% due to annual merit increases, new hires, lower loan origination costs, and higher employee benefit costs. Occupancy and equipment expenses were higher by $0.3 million in the current period due to an increase in transactional costs relating to our

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

expansion market volume. Other expenses decreased $0.2 million due primarily to higher FDIC assessments and loan processing fees, offset by a lower Pennsylvania shares tax accrual.

Noninterest expense for the nine months ended September 30, 2023 was $50.2 million, an increase of $4.5 million from $45.7 million for the nine months ended September 30, 2022. The increase was due primarily to $2.0 million in higher salaries and benefits expense due to annual merit increases and our investment into our newest expansion markets and $0.7 million in lower deferred loan origination costs, which are recorded as a contra-salary expense. Occupancy and equipment expenses were higher by $0.6 million in the current period due to transaction cost increases. The year ago period included $0.5 million of gains from the sale of other real estate owned, which is included in noninterest expense, as compared to $18 thousand in the current period. Acquisition related expenses totaled $1.0 million. Amortization expense was reduced by $0.2 million in the current period. Other expenses, including professional fees, loan account processing fees, Pennsylvania shares tax and FDIC assessments accounted for an increase of $0.7 million.

Income Taxes:

We recorded income tax expense of $1.3 million or 16.5% of pre-tax income, and $4.5 million or 16.0% for the three and nine months ended September 30, 2023, respectively. This compares to the three and nine month period ended September 30, 2022 in which we recorded tax expense of $2.0 million or 16.4% of pre-tax income, and $5.6 million or 16.2% of pre-tax income, respectively. Lower income tax expense was due to lower pre-tax income for the nine months ended September 30, 2023 compared to the prior year’s period.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of September 30, 2023 and December 31, 2022, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Model results at September 30, 2023 indicated a lower starting level of net interest income (“NII”) compared to the December 31, 2022 model as balance sheet growth, a shift in balance sheet mix and higher assumed market rates were

Peoples Financial Services Corp.

more than offset by higher interest-bearing liability costs leading to a decrease to the balance sheet spread of 57 basis points. After the first twelve months of the model simulation, the benefit to NII increases as a result of the higher assumed replacement rates on assets resulting from the FOMC’s increase to the federal funds rate of 525 basis points since March 2022. Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments in the first year of simulation while a sustained falling rate environment presents the greatest potential risk to NII over the longer-term horizon. This position at September 30, 2023 is more asset-sensitive than the simulation at December 31, 2022 indicated due to the increase in our floating rate overnight federal funds sold position resulting, in part, to the strategy to add longer term fixed rate callable brokered deposits and fixed rate FHLB advances to mitigate exposure to rising rates.

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

During 2022, the FOMC increased the federal funds target rate in part to mitigate historically high inflation. Through September 30, 2023, there have been eleven rate increases totaling 525 basis points. Although we have realized higher rates on our existing adjustable rate loans and new originations, our average funding costs have been under pressure and during the three months ended September 30, 2023 increased 141 basis points compared to the three months ended December 31, 2022 as rate-sensitive customers seek higher returns. We expect our funding costs to continue to increase in the near term, however at a slower pace, due to current market rates and the recent pause of the FOMC in hiking rates, which may negatively impact our net interest income.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at September 30, 2023, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	September 30, 2023
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(2.2)	(20.0)	11.4	(40.0)
+300	(2.0)	(20.0)	9.0	(30.0)
+200	(1.8)	(10.0)	5.7	(20.0)
+100	(0.6)	(10.0)	4.4	(10.0)
Static
-100	0.7	(10.0)	(6.7)	(10.0)
-200	1.6	(10.0)	(17.8)	(20.0)
-300	1.4	(20.0)	(33.6)	(30.0)
-400	0.4	(20.0)	(55.9)	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2023, would decrease 0.6% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

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

Peoples Financial Services Corp.

transition team to monitor this activity. The Company has transitioned its LIBOR-indexed loans to alternative indexes, including prime and Term SOFR, and adjusting the spread to maintain the overall yield.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2023, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

Effective January 1, 2023, the Company adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data.

Except for the change in controls relating to the adoption of the CECL accounting standard, there were no other changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the nine-months ended September 30, 2023 and through the date of this quarterly report on Form 10-Q.

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

Peoples Financial Services Corp.

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

Risks Related to Peoples’ Pending Merger with FNCB

Because the market price of Peoples common stock will fluctuate, the value of the merger consideration to be received by FNCB shareholders may change.

On September 27, 2023, Peoples announced the signing of the Agreement and Plan of Merger (the “Merger Agreement”) with FNCB Bancorp, Inc. (FNCB), pursuant to which FNCB will merge with and into Peoples, with Peoples as the surviving entity. Under the terms of the Merger Agreement, each share of FNCB common stock (other than certain shares held by FNCB or Peoples), will be converted into the right to receive 0.1460 shares of common stock of Peoples. The closing price of Peoples common stock on the date that the merger is completed may vary from the closing price of Peoples common stock on the date Peoples and FNCB announced the signing of the Merger Agreement and the date of the special meetings of Peoples and FNCB’s shareholders regarding the merger. Because the merger consideration is determined by a fixed exchange ratio, Peoples will not know or be able to calculate the value of the shares of common stock it will issue to FNCB shareholders upon completion of the merger. Any change in the market price of Peoples common stock prior to completion of the merger may affect the value of the merger consideration. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies’

Peoples Financial Services Corp.

respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of Peoples and FNCB.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Merger Agreement may be completed, various approvals must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; any significant outstanding supervisory matters; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the merger or of imposing additional costs or limitations on the combined company following the merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the mergers that are not anticipated or cannot be met. Furthermore, such conditions or changes may constitute a burdensome condition that may allow Peoples or FNCB to terminate the Merger Agreement and Peoples or FNCB may exercise such right to terminate the Merger Agreement. If the consummation of the merger is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of Peoples may also be materially and adversely affected.

Failure of the merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the merger could negatively impact Peoples.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by September 27, 2024, either Peoples or FNCB may choose to terminate the Merger Agreement at any time after that date if the failure of the effective time to occur on or before that date is not caused by any breach of the Merger Agreement by the party electing to terminate the Merger Agreement. If the merger is not consummated, the ongoing business, financial condition and results of operations of Peoples may be materially adversely affected and the market price of Peoples common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated.

In addition, Peoples has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the merger is not completed, Peoples would have to recognize these expenses without realizing the expected benefits of the merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to Peoples’ ongoing business during the pendency of the merger, could have a material adverse effect on Peoples’ business, financial condition and results of operations. If the Merger Agreement is terminated and Peoples’ board of directors seeks another merger or business combination, Peoples shareholders cannot be certain that it will be able to find a party willing to engage in a transaction on more attractive terms than the merger with FNCB.

Peoples will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of Peoples. These uncertainties may impair Peoples’ ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) pending the consummation of the merger, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with Peoples to seek to change existing business relationships with Peoples or fail to extend an existing relationship with Peoples. In addition, competitors may target Peoples’ existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

Peoples Financial Services Corp.

The pursuit of the merger and the preparation for the integration may place a burden on Peoples’ management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on Peoples’ business, financial condition and results of operations. In addition, the Merger Agreement restricts each party from taking certain actions without the other party’s consent while the merger is pending. These restrictions could have a material adverse effect on Peoples’ business, financial condition and results of operations.

The Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to Peoples that might result in greater value to Peoples’ shareholders.

The Merger Agreement contains provisions that may discourage a third party from pursuing, announcing or submitting a business combination proposal to Peoples that might result in greater value to Peoples’ shareholders than the merger with FNCB. These provisions include a general prohibition on Peoples from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Furthermore, if the merger agreement is terminated, under certain circumstances, Peoples may be required to pay FNCB a termination fee equal to $4.8 million. Peoples also has an obligation to submit its merger-related proposals to a vote by its shareholders, including if Peoples receives an unsolicited proposal that Peoples’ board of directors believes is superior to the merger, unless the Merger Agreement is terminated by Peoples under certain conditions described in the Merger Agreement.

Litigation against Peoples or FNCB, or the members of Peoples’ or FNCB’s board of directors, could prevent or delay the completion of the merger.

Purported shareholder plaintiffs may assert legal claims related to the merger. The results of any such potential legal proceeding would be difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. Moreover, any litigation could be time consuming and expensive, and could divert attention of Peoples’ and FNCB’s respective management teams away from their companies’ regular business. Any lawsuit adversely resolved against Peoples, FNCB, or members of their respective boards of directors, could have a material adverse effect on each party’s business, financial condition and results of operations.

One of the conditions to the consummation of the merger is the absence of any law, order, decree or injunction (whether temporary, preliminary or permanent) or other action taken by the governmental authority of competent jurisdiction that restricts, enjoins or prohibits or makes illegal the consummation of the transactions contemplated by the Merger Agreement, including the merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a governmental authority issues an order or other directive restricting, prohibiting or making illegal the completion of the transactions contemplated by the Merger Agreement, including the merger, then such injunctive or other relief may prevent the merger from being completed in a timely manner or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2021, our board of directors authorized a common stock repurchase plan whereby we are authorized to repurchase up to 343,400 shares of our outstanding common stock through open market purchases. On April 27, 2023, we announced that we have temporarily suspended our repurchase plan. On May 11, 2023, we restarted the repurchase program after a brief temporary suspension. On September 27, 2023, we terminated the repurchase plan as a result of the announced proposed merger with FNCB.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended June 30, 2023.

Peoples Financial Services Corp.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
July 31, 2023	37,152	$43.24	355,803	196,147
August 31, 2023	5,994	44.83	361,797	190,153
September 30, 2023	46,412	44.41	408,209	143,741

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or officers informed management of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Peoples Financial Services Corp.

Item 6. Exhibits.

Item Number	Description

2.1

Agreement and Plan of Merger, dated as of September 27, 2023, by and between Peoples Financial Services Corp. and FNCB Bancorp, Inc.* (incorporated by reference to Exhibit 2.1 to Peoples Financial Services Corp’s Current Report on Form 8-K filed on September 27, 2023)

3.1

Second Amended & Restated Bylaws of Peoples Financial Services Corp., effective as of October 27, 2023 (incorporated by reference to Exhibit 3.1 to Peoples Financial Services Corp’s Current Report on Form 8-K filed on November 2, 2023)

10.1

Amended & Restated Severance Agreement, dated as of September 27, 2023, by and between Peoples Security Bank and Trust Company and John R. Anderson, III (incorporated by reference to Exhibit 99.3 to Peoples Financial Services Corp’s Current Report on Form 8-K filed on September 27, 2023)

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a). (a).

32	CEO and CFO Certifications Pursuant to Section 1350.

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Peoples Financial Services Corp. agrees to furnish a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: November 9, 2023	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)