Form 10-K
period 2023-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2024-03-15
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023 was $312,240,000.00 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 29, 2024 was 7,058,749.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2024 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Peoples Financial Services Corp.

Form 10-K

For the Year Ended December 31, 2023

-i-

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies and expectations of Peoples Financial Services Corp. and its subsidiaries (the “Company”) including statements with respect to the proposed merger between the Company and FNCB Bancorp, Inc. (“FNCB”) under the Agreement and Plan of Merger, dated September 27, 2023 (the “Merger Agreement”) pursuant to which FNCB will merge with and into Peoples, with Peoples as the surviving entity, along with the transaction occurring immediately after such merger, whereby FNCB’s wholly owned subsidiary, FNCB Bank will merge with and into the Company’s wholly owned subsidiary, Peoples Security Bank and Trust Company (”Peoples Bank”), with the Peoples Bank as the surviving bank and a wholly-owned subsidiary of Peoples (the “Merger”), that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: macroeconomic trends; the effects of any recession in the United States; the impact on financial markets from geopolitical conflicts such as the military conflict between Russia and Ukraine and the conflict in Israel; risks associated with business combinations, including, but not limited to the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement; the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the Merger within the expected timeframes or at all and to successfully integrate operations of FNCB and FNCB Bank and those of Peoples and Peoples Bank, which may be more difficult, time consuming or costly than expected; diversion of management's attention from ongoing business operations and opportunities; effects of the announcement, pendency or completion of the proposed merger on the ability of Peoples to retain customers and retain and hire key personnel and maintain relationships with their vendors, and on their operating results and businesses generally; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; adverse developments in the financial industry generally, such as the recent bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of this Annual Report on Form 10-K.

In addition to these risks, acquisitions and business combinations present risks other than those presented by the nature of the business acquired. Acquisitions and business combinations and, specifically, the Merger may be substantially more expensive to complete than originally anticipated, and the anticipated benefits may be significantly harder - or take longer - to achieve than expected, if they are achieved at all. As regulated financial institutions, our pursuit of attractive acquisition and business combination opportunities could be negatively impacted by regulatory delays or other regulatory issues. Regulatory and/or legal issues related to the pre-acquisition operations of an acquired or combined business may cause reputational harm to Peoples following the acquisition or combination, and integration of the acquired or combined business with ours may result in additional future costs arising as a result of those issues. Additional factors that could cause actual results to differ materially include the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between Peoples and FNCB; the outcome of any legal proceedings that may be instituted against Peoples or FNCB; the possibility that the proposed strategic combination will not close when expected or at all because required regulatory, shareholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction).

-ii-

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

-iii-

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

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities, the “Pennsylvania Department of Banking” and the Federal Deposit Insurance Corporation, or “FDIC.” Peoples Bank’s twenty-eight community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: products and services; operating processes; customer bases; delivery systems; and regulatory oversight. Accordingly, they are aggregated into a single operating segment.

Pending Merger with FNCB Bancorp, Inc.

On September 27, 2023, the Company entered into the Merger Agreement with FNCB, a Pennsylvania Corporation and the parent company of FNCB Bank, pursuant to which FNCB will merge with and into the Company, with the Company as the surviving entity. Immediately after such merger, FNCB Bank will merge with and into Peoples Bank, with Peoples Bank as the surviving bank and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of FNCB will be entitled to receive a fixed exchange ratio of 0.1460 shares of the Company's common stock for each share of the FNCB's common stock. On October 27, 2023, the Company and FNCB jointly filed a FDIC Interagency Bank Merger Application with the FDIC New York Regional Office and the Company filed a Pennsylvania Bank Merger Application with the Pennsylvania Department of Banking. Completion of the merger requires, among other things, the approval from these regulatory authorities, as well as the shareholders of the Company and FNCB, and the satisfaction of certain customary closing conditions.

The Merger Agreement provides certain termination rights for both the Company and FNCB and further provides that a termination fee of $4.8 million will be payable by either the Company or FNCB, as applicable, upon termination of the Merger Agreement under certain circumstances. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Merger Agreement filed by the Company as Exhibit 2.1 to this Annual Report on Form 10-K. Pending regulatory and shareholder approvals, the Company expects the merger to be consummated in the third quarter of 2024, however, there can be no assurance that the transaction will be consummated by such date, or at all.

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

Human Capital Resource

Staffing. At December 31, 2023, our 375 full-time employees and 20 part-time employees are the keys to the success of Peoples. We are committed to attracting, retaining and promoting top quality talent regardless of race, color, religion, sex, sexual orientation, gender identity, national origin, age, disability or genetic information. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace for our employees in which they are treated with dignity, decency and respect; that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.

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

●	Employee Assistance Program
●	401(k) Profit Sharing Plan
●	Employee Stock Ownership Plan (“ESOP”)
●	Disaster pay
●	Paid time off (“PTO”), holidays and bank holidays
●	Unpaid leave of absence
●	Internal training and online development courses
●	Tuition reimbursement for eligible associates

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

Our retail lending products include the following types of loans, among others: residential real estate; automobiles; manufactured housing; personal and home equity. Our commercial lending products include the following types of loans, among others: commercial real estate; working capital; equipment and other commercial needs; construction; Small Business Administration (“SBA”); and agricultural and mineral rights. The terms offered on a loan vary depending primarily on the type of loan and credit-worthiness of the borrower.

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

We have not engaged in sub-prime residential mortgage lending, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. We focus our lending efforts within our market area. For additional information about our lending activities see Item 7 – Management’s Discussion and Analysis of Financial Condition, Management’s Discussion and Analysis 2023 versus 2022, Loan Portfolio, in this Annual Report on Form 10-K.

Commercial Real Estate Loans. Commercial loans secured by real estate with adjustable and fixed rates, comprise 65.4 percent of our loan portfolio. We originate a variety of commercial real estate loans generally for terms up to 25 years and payments based on an amortization schedule of up to 25 years. These loans are typically based on either the Federal Home Loan Bank borrowing rate or our own pricing criteria and adjust every three, five, seven or ten years. Commercial real estate loans also are originated for the acquisition and development of land, including development for residential use. Conditions of acquisition and development loans originated generally limit the number of model homes and homes built on speculation, and draws are scheduled against executed agreements of sale. Commercial real estate loans for the acquisition and development of land are typically based upon the prime rate. Commercial real estate loans for developed real estate and for real estate acquisition and development are originated generally with loan-to-value ratios up to 75 percent, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65 percent.

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

Our multi-family commercial real estate loans are secured by projects that include five or more nonowner-occupied residential units. Our other commercial real estate loans are secured by nonresidential properties such as office buildings, industrial warehouse facilities, anchored and unanchored retail buildings, medical office buildings, healthcare facilities including nursing homes and assisted living facilities and other commercial facilities. At December 31, 2023, nearly all of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area.

Our largest commercial real estate relationship with an aggregate total exposure of approximately $29.1 million as of December 31, 2023, is comprised of residential land development and construction company.  Projects include one-to-four family residential land development and construction, multi-family commercial real estate, one-to-four family rental properties, self-storage facilities and golf courses.  All of the underlying loans were performing in accordance with their terms as of December 31, 2023.

Multi-family residential and commercial real estate loans are offered with both adjustable and fixed interest rates. The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis. We generally originate multi-family commercial and commercial real estate loans in amounts up to 75% of the appraised value of the property collateralizing the loan. At December 31, 2023, commercial real estate loans totaled $1.86 billion, or 65.4% of gross loans.

Loans secured by multi-family residential and commercial real estate generally involve a greater degree of credit risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family commercial and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

The following table provides the various loan sectors in our commercial real estate portfolio at December 31, 2023:

(Amounts in thousands, except percents)
Commercial Real Estate Loans by Segment	Outstanding	Outstanding
Multifamily (5+ Units)	$433,239	23.3%
Office	221,593	11.9
Industrial / Warehouse	181,185	9.7
Retail – Unanchored	172,131	9.2
1-4 Family Residential – Rental Property	143,045	7.7
Retail – Anchored	130,836	7.0
Medical Office Building	73,429	3.9
Other	66,157	3.6
Gas Station / Convenience Store	64,695	3.5
Unassigned	45,669	2.5
School / Campus Real Estate	44,111	2.4
Hospitality (Hotel / Motel)	37,853	2.0
Healthcare	35,554	1.9
Student Housing	35,665	1.9
Restaurant / Bar	29,213	1.6
Recreational	23,808	1.3
Land – Unimproved	21,494	1.2
Self-storage / Mini-warehouse	24,646	1.3
Land Acquisition & Development - Residential	22,767	1.2
Land Acquisition & Development - Commercial	15,349	0.8
Farmland	11,600	0.6
Dealership	11,146	0.6
1-4 Family Residential Construction (Owner-Occupied)	10,276	0.6
Mobile Home Park	5,731	0.3
1-4 Family Residential (For Sale Construction)	1,515	0.1
Parking Lot	411	0.0
Grand Total	$1,863,118	100.0%

Commercial Loans. Commercial business loans to professionals, sole proprietorships and small businesses in our market area comprise 19.1 percent of our loan portfolio. We offer term loans for capital improvements, equipment acquisition and long-term working capital. These loans are typically priced at short term fixed rates or variable rates based on the prime rate. These loans are secured by business assets other than real estate, such as business equipment and inventory, and, generally, are backed by personal guarantees of the owner or owners of the business. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases.

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

One-to-Four Family Residential Loans. Residential real estate loans comprise 12.7 percent of our loan portfolio. We offer two types of residential mortgage loans: fixed-rate loans, with terms of up to 30 years, and adjustable-rate loans, with interest rates and payments that adjust annually after an initial fixed period of one, three, five, ten or fifteen years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the appropriate U.S. Treasury Security Index. Our adjustable-rate single-family residential real estate loans generally have caps on increases or floors on decreases in the interest rate at any adjustment date, and a maximum adjustment limit over the life of the loan. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity Treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation, which require borrowers to be qualified at a rate equal to 200 basis points above the discounted loan rate under certain conditions.

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

Consumer Loans. We offer a variety of consumer loans, which represent 2.9 percent of our loan portfolio, including lines of credit, automobile loans and loans secured by savings accounts and certificates of deposit. We also offer unsecured loans.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15 percent of the capital accounts of Peoples Bank. Capital accounts include the aggregate of capital, surplus, undivided profits, capital securities and reserve for credit losses. At December 31, 2023, our regulatory limit on loans to one borrower was $56.3 million.

Asset Quality

(Dollars in thousands, except percents)		December 31, 2023	December 31, 2022
Nonaccrual loans		$3,962	$2,035
Troubled debt restructured loans (including nonaccrual TDR)(1)			1,351
Accruing loans past due 90 days or more:		986	748
Total nonperforming loans		4,948	4,134
Foreclosed assets
Total nonperforming assets		$4,948	$4,134
Loans modified in a TDR:
Performing TDR loans	$		$1,351
Total TDR loans	$		$1,351
Total loans held for investment		$2,849,897	$2,730,116
Allowance for credit losses		21,895	27,472
Allowance for credit losses as a percentage of loans held for investment		0.77%	1.01%
Allowance for credit losses as a percentage of nonaccrual loans		552.62%	1349.98%
Nonaccrual loans as a percentage of loans held for investment		0.14%	0.07%
Nonperforming loans as a percentage of loans, net		0.17%	0.15%
Nonperforming assets as a percentage of total assets		0.13%	0.12%
(1) At December 31, 2023 there were no TDRS as a result of ASU 2022-02

Allowance for Credit Losses

Effective January 1, 2023 the Company adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASC 326) using the modified retrospective approach. ASC 326 replaced the incurred loss methodology we previously used to maintain the allowance for loan losses and requires financial institutions to estimate and establish an allowance for credit losses using a current expected credit loss (“CECL”) model. Upon adoption, the Company decreased its allowance for credit losses (“ACL”) by $3.3 million and increased its reserve for losses on unfunded commitments by $270 thousand. ASC 326 measures the estimated credit losses necessary to cover expected lifetime credit losses inherent in loans, held to maturity (“HTM”) investments and unfunded commitments. The Company estimates the allowance for credit losses on loans using a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. Also included in the ACL are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts utilized. The Company applies the ACL methodology to loans on a collective, or pooled basis for groups of loans which share similar risk characteristics, and will either assign loans to a different pool or evaluate a loan individually if its risk characteristics change and no longer align with its currently assigned pool of loans. For additional information, see Note 1 “Allowance for Credit Losses”.

During the quarter-ended June 30, 2023, the Company became aware that the unaudited consolidated financial statements for the three months ended March 31, 2023 contained an immaterial misstatement. The Company determined that the ACL was overstated by $1.5 million as of March 31, 2023. The adjustment consisted of $1.1 million related to the adoption of ASU 2016-13 and a $0.4 million reduction in the first quarter 2023 provision for credit loss requirement. The cumulative impact $1.1 million credit to the provision for credit losses and reduction in the ACL is reflected in the consolidated financial statements for the twelve months ended December 31, 2023. The adjustment did not impact any prior periods. For additional information, see Note 1 “Immaterial Prior Period Adjustment.”

The ACL decreased $5.6 million to $21.9 million at December 31, 2023, from $27.5 million at the end of 2022. In addition to the transition adjustment of $3.3 million, a net provision for credit losses of $0.6 million was recorded during the year ended December 31, 2023. The provision for credit losses of $0.6 million included the $1.1 million adjustment noted above, and a provision of $1.6 million was recorded due to the impact of net charge-offs during the year, various factors such as updated economic assumptions as well as changes in qualitative adjustments, portfolio composition and improved asset quality.

The ACL, as a percentage of loans, net of unearned income, was 0.77 percent at the end of 2023, 1.01 percent at the end of 2022, respectively. The coverage ratio, the ACL as a percentage of nonperforming loans, is an industry ratio used to test the ability of the ACL account to absorb potential losses arising from nonperforming loans. The coverage ratio was 442.6 percent at December 31, 2023 and 664.5 percent at December 31, 2022. We believe that our ACL was adequate to absorb probable credit losses at December 31, 2023.

The tables below present the individually evaluated loans of the ACL as well as the pooled loans portion which consist of both a quantitative and qualitative components of the ACL.

	2023		2022
(Dollars in thousands, except percents)	Amount	%	Amount	%
Individually evaluated:
Commercial and industrial	$10	0.05%	$19	0.07%
Municipal
Real Estate:
Commercial	21	0.10
Residential			21	0.08
Consumer
Total specific	31	0.15	40	0.15
Pooled:
Commercial and industrial	2,262	10.33	4,346	15.82
Municipal	788	3.60	1,247	4.54
Real Estate:
Commercial	14,132	64.54	17,915	65.20
Residential	3,782	17.27	3,051	11.11
Consumer	900	4.11	873	3.18
Total pooled	21,864	99.85	27,432	99.85
Total allowance for credit losses	$21,895	100.00%	$27,472	100.00%

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Quantitative	Qualitative	Total	Quantitative	Qualitative	Total
Commercial and Industrial	$943	$1,319	$2,262	$899	$3,447	$4,346
Municipal	175	613	788		1,247	1,247
Commercial real estate	2,992	11,140	14,132	199	17,716	17,915
Residential real estate	621	3,161	3,782	90	2,961	3,051
Consumer	491	409	900	150	723	873
Total	$5,222	$16,642	$21,864	$1,338	$26,094	$27,432

Sources of Funds

Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. Other sources of funds are provided by investing activities, including principal and interest payments on loans and investment securities, and operating activities, primarily net income. We offer a variety of deposit accounts with a range of interest rates and terms, including, among others: money market accounts; negotiable order of withdrawal (“NOW”) accounts; savings accounts; certificates of deposit; individual retirement accounts, and demand deposit accounts. These deposits are primarily obtained from areas surrounding our branch offices. We rely primarily on marketing, product innovation, technology, service and long-standing relationships with customers to attract and retain these deposits. Other deposit related services include: remote deposit capture; automatic clearing house transactions; cash management services; automated teller machines; point of sale transactions; safe deposit boxes; night depository services; direct deposit, and official check services. We have occasionally used policy approved brokers to generate deposits to supplement our deposit base.

Borrowings

Borrowings may be used to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Borrowings from the FHLB of Pittsburgh typically are collateralized by a portion of our real estate loans. In addition to the FHLB, we have borrowing facilities with the Federal Reserve Bank and correspondent banks.

Peoples Bank is a member of the FHLB of Pittsburgh. The FHLB functions as a central bank providing credit for Peoples Bank and other member financial institutions. As a member, Peoples Bank is required to own capital stock in the FHLB of Pittsburgh and is authorized to apply for borrowings on the security of certain of its real estate loans, provided certain standards related to creditworthiness have been met. At December 31, 2023, our maximum borrowing capacity with the FHLB-Pgh was $1.2 billion of which $25.0 million was outstanding in borrowings and $345.4 million outstanding in the form of irrevocable standby letters of credit.

To further supplement our borrowing capacity, we also maintain a borrower-in-custody of collateral arrangement at the Federal Reserve that enables us to pledge certain loans, not being used as collateral at the FHLB-Pgh, as collateral for borrowings at the Federal Reserve. At December 31, 2023 our borrowing capacity at the Federal Reserve related to this program was $257.4 million and there were no amounts outstanding. The Company also had availability at the Federal Reserve through the Bank Term Funding Program (“BTFP”). The BTFP allows depository institutions to borrow up to the par value of eligible securities pledged at the Federal Reserve. At December 31, 2023, eligible securities pledged totaled $191.0 million. The Company tested the BTFP borrowing line in 2023 as part of its contingent liquidity plan. At the expiration of the BTFP on March 11, 2024, the Company’s intent is to transfer the eligible securities pledged to the Federal Reserve discount window. For additional information, see Note 9 “Short-term borrowings”.

			Total Available
AT December 31,2023	Total Available	Outstanding	for Future Liquidity
FHLB Advances	$1,238,839	$370,454	$868,385
Federal Reserve - Discount Window	257,361		257,361
Correspondent bank lines of credit	18,000		18,000
Federal Reserve - Bank Term Funding Program	191,000		191,000
Other sources of liquidity:
Brokered deposits	374,229	260,995	113,234
Unencumbered securities	177,936		177,936
Total sources of liquidity	$2,257,365	$631,449	$1,625,917

Trust, Wealth Management and Brokerage Services

Through our trust department, we offer a broad range of fiduciary and investment services. Our trust and investment services include investment management, IRA trustee services, estate administration, living trusts, trustee under will, guardianships, life insurance trusts, custodial services / IRA custodial services, corporate trusts, and pension and profit sharing plans. At December 31, 2023, Peoples Bank had $463.8 million in trust assets under management.

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

Peoples Bank is regulated by the Pennsylvania Department of Banking and the FDIC. The Department of Banking may prohibit an institution over which it has supervisory authority from engaging in activities or investments that the agency believes constitute unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices.

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

On July 9, 2021, the President issued an Executive Order on Promoting Competition in the American Economy, which, among other initiatives, encouraged the review of current practices and adoption of a plan for the revitalization of merger oversight under the Bank Holding Company Act of 1956, as amended, and Section 18(c) of the Federal Deposit Insurance Act, as amended (also known as the Bank Merger Act). On March 31, 2022, the FDIC published a Request for Information seeking information and comments regarding the regulatory framework that applies to merger transactions involving one or more insured depository institutions. The comment period for the FDIC’s Request for Information closed on May 31, 2022. As of the date of this Annual Report, the FDIC has not taken any action nor issued a report with respect to the information and comments submitted in response to the request. Making any formal changes to the framework for evaluating bank mergers will require an extended process, and any such changes are uncertain and cannot be predicted at this time. However, the adoption of more expansive or stringent standards may have an impact on our ability to engage in acquisition activities. Additionally, this Executive Order could influence the federal bank regulatory agencies’ expectations and supervisory oversight for banking acquisitions.

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

Peoples Bank was “well capitalized” based on its actual capital position at December 31, 2023. However, an institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

FDICIA generally prohibits a depository institution from making any capital distributions including payment of a cash dividend or paying any management fees to its holding company, if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator; generally within 90 days of the date such institution is determined to be critically undercapitalized.

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

●	“Common Equity Tier 1 Capital” includes common equity and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions, and retained earnings.
●	“Tier 1,” or core capital, includes common equity, non-cumulative preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions.
●	“Tier 2,” or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for credit losses, subject to certain limitations and less restricted deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.

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

The Company and Peoples Bank’s actual capital ratios at December 31, 2023, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	December 31, 2023
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$321,403	12.10%	$119,577	4.50%	NA	NA
Peoples Bank	353,330	13.30	119,561	4.50	$172,699	6.50%
Tier 1 capital to risk-weighted assets:
Company	321,403	12.10	159,436	6.00	NA	NA
Peoples Bank	353,330	13.30	159,414	6.00	212,552	8.00
Total capital to risk-weighted assets:
Company	376,341	14.16	212,581	8.00	NA	NA
Peoples Bank	375,268	14.12	212,552	8.00	265,690	10.00
Tier 1 capital to average assets:
Company	321,403	8.50	151,252	4.00	NA	NA
Peoples Bank	353,330	9.34%	151,274	4.00%	189,093	5.00%
NA = not applicable

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

A qualifying community banking organization (defined to have, among other things, total consolidated assets of less than $10 billion) that has made an election to use the community bank leverage ratio framework will be considered to have met the minimum capital requirements, the capital ratio requirements, and any other capital or leverage requirements to which the qualifying community banking organization would be subject, if it has a leverage ratio of greater than 9 percent. As of December 31, 2023, Peoples Bank has not elected to use the community bank leverage ratio framework.

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

As part of our interest rate management strategy, we utilize interest rate risk models to measure and monitor interest rate risk. Additionally, we use interest rate derivatives to add stability to interest income and interest expense, and to manage exposure to interest rate movements. We employ an independent consultant to provide a quarterly assessment of our interest rate risk. Finally, regulatory agencies, as part of the scope of their periodic examinations, evaluate our interest rate risk.

Community Reinvestment Act (“CRA”)

The Community Reinvestment Act of 1977 is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community, including low and moderate-income neighborhoods. The CRA regulations establish performance-based standards for use in examining for compliance. Peoples Bank had its last CRA compliance examination in 2023 and received a “satisfactory” rating.

On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (1) to encourage banks to expand access to credit, investment, and banking services in low to moderate income communities; (2) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (3) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (4) to tailor CRA evaluations and data collection to bank size and type, recognizing that differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. Peoples Bank is currently evaluating the impact of the modified CRA regulations, but does not anticipate any resulting material impact to its operations or compliance objectives.

USA Patriot Act of 2001 (the “Patriot Act”) and Anti-Money Laundering

The Patriot Act contains anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The federal Bank Secrecy Act (the “BSA”) also requires financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The Patriot Act enhanced regulations under the BSA to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. Regulations adopted under the BSA impose on financial institutions customer due diligence requirements, and the federal banking agencies expect that customer due diligence programs will be integrated within a financial institution’s broader BSA and anti-money laundering compliance program. The Office of Foreign Assets Control (“OFAC”), a division of the U.S. Department of the Treasury, is responsible for helping to ensure that domestic entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”)

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Dodd-Frank effected a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created the Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators authority to take control of and liquidate financial firms. Dodd-Frank additionally created an independent federal regulator to administer federal consumer protection laws. Dodd-Frank has had a significant impact on our business operations.

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

Holding Company Capital Requirements. Dodd-Frank required the FRB to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Dodd-Frank additionally required that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion, consistent with safety and soundness.

Deposit Insurance. Dodd-Frank increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250 thousand per depositor. Dodd-Frank also broadened the base for FDIC insurance assessments. Further, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts. Assessments for institutions such as Peoples Bank (assets of less than $10 billion), are based on initial assessment rates that are adjusted by combining supervisory ratings with financial ratios to determine a total assessment rate. For most institutions, assessment rates are based on weighted-average supervisory ratings of banking operation components and six financial ratios. The financial ratios are: the leverage ratio; loans past due 30-89 days/gross assets; nonperforming assets/gross assets; net loan charge-offs/gross assets; net income before taxes/risk-weighted assets; and the adjusted brokered deposit ratio. In addition, an institution's assessment rate may be lowered if the institution holds long-term unsecured debt and raised if it holds long-term unsecured debt that is issued by another depository institution.

On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. This increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches 1.35 percent by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2 percent. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2 percent, and again when it reaches 2.5 percent. Peoples Bank's FDIC assessment expense increased $0.8 million due to the 2 basis point increase in the assessment rate in 2023.

To recover the loss to the FDIC’s Deposit Insurance Fund arising from certain bank failures that occurred in 2023, the FDIC approved a one-time annual special assessment rate of approximately 13.4 basis points to be paid over eight quarterly assessment periods. The assessment base for the special assessments would be equal to an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion from estimated uninsured deposits. Consistent with the FDIC’s requirements for the special assessment, no insured depository institution with total assets under $5 billion – including Peoples Bank – is required to pay the special assessment. Because the special assessment is made as of assets reported at December 31, 2022, the Bank will not be required to pay the special assessment should the pending merger with FNCB Bank close and cause the bank to exceed this asset threshold.

Corporate Governance. Dodd-Frank required publicly-traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders. Additionally, Dodd-Frank directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets of $1.0 billion or more, regardless of whether the company is publicly traded. Dodd-Frank also gave the Securities and Exchange Commission (“SEC”) authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

In 2016, the SEC and the federal banking regulators proposed rules to prohibit covered financial institutions (including bank holding companies and banks) from, among other things, establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The comment period for these proposed rules has closed and a final rule has not yet been published; however, in September 2023, the SEC and the federal banking regulators indicated that the incentive compensation proposal would be on their collective 2024 regulatory agenda. If the SEC and federal banking regulators move forward with this rule, the next step in the rulemaking process will likely be a third round of proposals for public comment in the spring of 2024. If the rules are adopted as currently proposed by the federal banking regulators, they may restrict the manner in which executive compensation is structured.

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

Limits on Interchange Fees. Dodd-Frank amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets of $10 billion or more and to enforce a statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Issuers with less than $10 billion in assets, like Peoples Bank, are exempt from debit card interchange fee standards.

Consumer Financial Protection Bureau. Dodd-Frank created the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”)

Peoples Bank is a member of the FHLB-Pgh, which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, each bank must purchase and maintain stock in the FHLB.

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

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA introduces a 15% corporate alternative minimum tax (“AMT”) based primarily on consolidated adjusted GAAP net income with a minimum threshold of $1 billion. The corporate AMT provisions are effective for taxable years beginning after December 31, 2022. The details of the computation will be subject to regulations to be issued by the UST. Our current net income levels are well below the $1 billion threshold, but we will monitor regulatory developments and will continue to evaluate the impact, if any, of the corporate AMT.

The IRA imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year, including stock issued to employees. Peoples' stock repurchase activity in 2023 resulted in an excise tax of $52 thousand.

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

Risks Relating to the Economy and Market Area

Negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

Negative developments affecting the banking industry in 2023, high profile bank failures and resulting media coverage and fallout, eroded consumer confidence in the safety and soundness of the banking system and generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

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

Risks Related to Peoples’ Pending Merger with FNCB

Because the market price of Peoples common stock will fluctuate, the value of the merger consideration to be issued by Peoples may change.

On September 27, 2023, Peoples announced the Merger Agreement with FNCB, pursuant to which FNCB will merge with and into Peoples, with Peoples as the surviving entity. Under the terms of the Merger Agreement, each share of FNCB common stock (other than certain shares held by FNCB or Peoples), will be converted into the right to receive 0.1460 shares of common stock of Peoples. The closing price of Peoples common stock on the date that the merger is completed may vary from the closing price of Peoples common stock on the date Peoples and FNCB announced the signing of the Merger Agreement and the date of the special meetings of Peoples and FNCB’s shareholders regarding the merger. Because the merger consideration is determined by a fixed exchange ratio, Peoples will not know or be able to calculate the value of the shares of common stock it will issue to FNCB shareholders upon completion of the merger. Any change in the market price of Peoples common stock prior to completion of the merger may affect the value of the merger consideration. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies’ respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of Peoples and FNCB.

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

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by September 27, 2024, either Peoples or FNCB may choose to terminate the Merger Agreement at any time after that date if the failure of the effective time to occur on or before that date is not caused by any breach of the Merger Agreement by the party electing to terminate the Merger Agreement. If the merger is not consummated, the ongoing business, financial condition and results of operations of Peoples may be materially adversely affected and the market price of Peoples common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated. If the merger is not completed for any reason, including as a result of Peoples shareholders failing to approve the Peoples merger proposal or FNCB shareholders failing to approve the FNCB merger proposal, there may be various adverse consequences and Peoples and/or FNCB may experience negative reactions from the financial markets and from their respective customers and employees.

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

The pursuit of the merger and the preparation for the integration may place a burden on Peoples’ management and internal resources. Until the completion of the merger, Peoples must continue to operate independently. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on Peoples’ business, financial condition and results of operations. In addition, the Merger Agreement restricts each party from taking certain actions without the other party’s consent while the merger is pending. These restrictions could have a material adverse effect on Peoples’ business, financial condition and results of operations.

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

Combining Peoples and FNCB may be more difficult, costly or time-consuming than expected, and Peoples and FNCB may fail to realize the anticipated benefits of the mergers.

The success of the mergers will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Peoples and FNCB. To realize the anticipated benefits and cost savings from the mergers, Peoples and FNCB must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If Peoples and FNCB are not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully, or at all, or may take longer to realize than expected. In addition, the actual cost savings of the mergers could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the mergers and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the surviving corporation following the completion of the mergers, which may adversely affect the value of the common stock of the surviving corporation following the completion of the mergers. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the mergers.

Following the mergers, the size of the business of the surviving corporation will increase beyond the current size of either Peoples’ or FNCB’s business. The surviving corporation’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. In connection with the merger, Peoples will assume FNCB’s outstanding indebtedness. Peoples’ existing debt, together with any future incurrence of additional indebtedness, and the assumption of FNCB’s outstanding indebtedness, could have important consequences for the surviving corporation’s creditors and the surviving corporation’s shareholders, potentially restricting or limiting Peoples capital and liquidity, There can be no assurances that the surviving corporation will be successful or that it will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the mergers.

Litigation against Peoples or FNCB, or the members of Peoples’ or FNCB’s Board of Directors, could prevent or delay the completion of the merger.

Purported shareholder plaintiffs have asserted legal claims related to the merger. The results of any such potential legal proceeding is difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. Moreover, any litigation could be time consuming and expensive, and could divert attention of Peoples’ and FNCB’s respective management teams away from their companies’ regular business. Any lawsuit adversely resolved against Peoples, FNCB, or members of their respective boards of directors, could have a material adverse effect on each party’s business, financial condition and results of operations.

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

Risks related to interest rates

Changes in interest rates could adversely impact our financial condition and results of operations.

The Company’s profitability is dependent to a large extent on its net interest income, which is the difference between the interest income paid on its loans and investments and the interest the Company pays to third parties such as its depositors, lenders and debtholders. Changes in interest rates can impact profits and the fair values of certain assets and liabilities. Models that the Company uses to forecast and plan for the impact of rising and falling interest rates may fail to consider the impact of competition and other conditions affecting loans and deposit cash flow assumptions.

Periods of unusually low or volatile interest rates have a material effect on the Company’s earnings. For example, during the first quarter of 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%. During 2022, the Federal Reserve began to increase this rate. Rate increases continued throughout 2022, and into 2023. In July of 2023, rates were increased to and remain currently at a range between 5.25% and 5.50%. Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In an interest rate environment such as the one we are currently experiencing, loan origination and refinancing activity may decline and the rate of interest we pay on our interest-bearing deposits, borrowings, and other liabilities may increase more quickly than the rate of interest we receive on loans, securities, and other earning assets.

Increases in interest rates and economic conditions affecting consumer demand for housing can have a material impact on the volume of mortgage originations and refinancing, adversely affecting the profitability of the mortgage banking business. Interest rate risk can also result from mismatches between the dollar amounts of repricing or maturing assets and liabilities and from mismatches in the timing and rates at which the assets and liabilities reprice. The Company actively monitors and manages the balances of maturing and repricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that the Company will be able to avoid material adverse effects on net interest margin in all market conditions. Rising interest rates in prior periods have increased interest expense, with a commensurate negative effect on net interest income, but may not be expected to do so in future periods. In a rising rate environment, competition for cost-effective deposits increases, making it more costly for the Company to fund loan growth. Rapid and unexpected volatility in interest rates creates additional uncertainty and potential for adverse financial effects. There can be no assurance that the Company will not be materially adversely affected by future changes in interest rates.

Rising interest rates have decreased the value of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company, resulting in unrealized losses embedded in the held to maturity and available for sale portion of U.S. banks’ securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise, or that such programs would continue to be offered in the future. The Federal Reserve has recently announced the Bank Term Funding Program will not be extended and will end on March 11, 2024.

Changes in interest rates could affect our investment values and impact comprehensive income and stockholders’ equity.

At December 31, 2023, we had approximately $398.9 million of securities available for sale. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2023, our available for sale securities had an unrealized loss, net of taxes, of approximately $40.3 million. The fair value of our available for sale securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income (loss) and stockholders’ equity.

Our results of operations may be materially and adversely affected by impairment charges relating to our investment portfolio.

Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. A security is considered impaired if the fair value of the security is less than its amortized cost basis (excluding fair value hedge accounting adjustments from active portfolio layer method hedges).

Management periodically evaluates investments for impairment and utilizes criteria such as the magnitude of the decline, in addition to the reasons underlying the decline, to determine whether impairment is due to credit losses.

If Management concludes that it does not intend to sell an impaired security and it is not more likely than not required to sell an impaired security before recovery of its amortized cost basis (except for fair value hedge accounting adjustments from active portfolio layer method hedges), the Company will record the portion of the impairment related to credit losses (if any) in an ACL with an offsetting entry to net income. If an impairment charge is significant enough, it could affect our ability to pay dividends, which could materially adversely affect us and our ability to pay dividends to shareholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

Risks related to asset quality

We are subject to credit risk in connection with our lending activities, and our financial condition and results of operations may be negatively impacted by economic conditions and other factors that adversely affect our borrowers.

Lending money is a significant part of the banking business and interest income on our loan portfolio is the principal component of our revenue. Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between 30 and 89 days delinquent on December 31, 2023 totaled $3.2 million. Our nonperforming assets were approximately $5.0 million on December 31, 2023. Our ACL was approximately $21.9 million on December 31, 2023.

Our Company’s business is primarily concentrated in the Eastern Pennsylvania market area which exposes us to a risk of loss associated with the region.

At December 31, 2023, $360.8 million or 12.7 percent, of our loan portfolio consisted of residential mortgage loans and $1.9 billion or 65.4 percent, of our loan portfolio consisted of commercial real estate loans. In addition, $543.7 million or 19.1 percent of our loan portfolio consisted of taxable and non-taxable commercial loans. A majority of these loans are made to borrowers or secured by properties located in Eastern Pennsylvania. Deterioration in economic conditions in this market area, particularly in the industries on which this geographic area depend, or a general decline in economic conditions may adversely affect the quality of our loan portfolio (including the level of nonperforming assets, charge offs and provision for loan losses) and demand for our products and services, and, accordingly, our results of operations. Future declines in real estate values in the region could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

We make commercial and industrial, construction, and commercial real estate loans, which present greater risks than other types of loans.

As of December 31, 2023, approximately 84.5 percent of our loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans totaled $1.87 billion at December 31, 2023 or 65.4 percent of our loan portfolio. The commercial real estate market poses risks of loss to us because of the concentration of commercial real estate loans in our loan portfolio, and the lack of diversity in risk associated with such a concentration. Banking regulators have been giving and continue to give commercial real estate lending greater scrutiny, and banks with larger commercial real estate loan portfolios are expected by their regulators to implement improved underwriting, internal controls, risk management policies and portfolio stress-testing practices to manage risks associated with commercial real estate lending. If our banking regulators determine that our commercial real estate lending activities are particularly risky and are subject to heightened scrutiny, we may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities. Additional losses or regulatory requirements related to our commercial real estate loan concentration could materially adversely affect our business, financial condition and results of operations.

Our ACL may not be adequate to absorb actual loan losses, and we may be required to make further provisions for credit losses and charge off additional loans in the future, which could materially and adversely affect our business.

We attempt to maintain an ACL, established through a provision for credit losses accounted for as an expense, which is adequate to absorb losses inherent in our loan portfolio. If our ACL is inadequate, it may have a material adverse effect on our financial condition and results of operations.

The determination of the ACL involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ACL. Increases in nonperforming loans have a significant impact on our ACL. Our ACL may not be adequate to absorb actual loan losses. If conditions in our regional real estate markets decline, we could experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, if the economy slows, the negative impact to our market areas could result in higher delinquencies and credit losses. As a result, we will continue to make provisions for credit losses and to charge off additional loans in the future, which could materially adversely affect our financial conditions and results of operations.

In addition to our internal processes for determining loss allowances, bank regulatory agencies periodically review our ACL and may require us to increase the provision for credit losses, to recognize further loan charge-offs, or to take other actions, based on judgments that differ from those of our management. If loan charge-offs in future periods exceed the ACL, we will need to increase our ACL. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for credit losses. Provisions for credit losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, and results of operations and cash flows.

Risks related to liquidity

Liquidity is essential to our business.

An inability to raise funds through deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Although we have historically been able to replace maturing deposits and borrowings as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of our lenders or market conditions were to change.

Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of the Bank, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other banks experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers (i) spread deposits among several different banks so as to maximize their amount of FDIC insurance, (ii) move deposits to larger banks (who may be considered “too big to fail”), or (iii) remove deposits from the banking system entirely. As of December 31, 2023, approximately 14.0% of our deposits were uninsured and uncollateralized. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

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

Business Risks

The requirement to record certain assets and liabilities at fair value may adversely affect our financial results.

We report certain assets, including available for sale investment securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we record these assets at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. The level of interest rates can impact the estimated fair value of investment securities. Disruptions in the capital markets may require us to recognize impairments in future periods with respect to investment securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of our investment securities and our estimation of the anticipated recovery period.

Changes in the value of goodwill and intangible assets could reduce our earnings.

We account for goodwill and other intangible assets in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually, or more frequently if market factors change, and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. At December 31, 2023, we completed a qualitative goodwill impairment test to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company is less than its carrying value, including goodwill, as described by the GAAP methodology. Based on this analysis, we concluded it is more likely than not that the fair value of the Company, as of December 31, 2023, is higher than its carrying value, and, therefore, goodwill is not considered impaired and no further testing is required. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as global pandemics or natural disasters) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

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

We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in the rules and forms of the SEC. We also maintain a system of internal control over financial reporting. These controls may not achieve their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected and that information may not be reported on a timely basis. If our controls are not effective, it could have a material adverse effect on our financial condition, results of operations, and market for our common stock, and could subject us to regulatory scrutiny.

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

Demand for the Company’s services is influenced by general economic and consumer trends beyond the Company’s control, including events such as global pandemics and geopolitical conflicts

There can be no assurance that our business and corresponding financial performance will not be adversely affected by general economic or consumer trends or events, including pandemics, public health crises, weather catastrophes, acts of terrorism, war, and political instability. In particular, global economic markets have seen extensive volatility since the outbreak of the COVID-19 pandemic, and the war between Russia and Ukraine, the war between Israel and Hamas, and the possibility for further conflict in the Middle East, the closing of certain financial institutions by regulators in March 2023, and political instability within the United States. These events have created, and may continue to create, significant disruption of the global economy, supply chains and financial and labor markets. If such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, such economic conditions have produced downward pressure on share prices and on the availability of credit for financial institutions and corporations while also driving up interest rates, further complicating borrowing and lending activities. If current levels of market disruption and volatility continue or increase, the Company might experience reductions in business activity, increases in funding costs, decreases in asset values, additional write-downs and impairment charges and lower profitability.

Information Security Risks

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

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. We rely on digital technologies, computer and email systems, software, and networks to conduct secure processing, transmission and storage of confidential information. In addition, to access our products and services, our customers may use personal smart phones, tablet PCs and other mobile devices that are beyond our control systems. Our technologies, systems, and networks (including such third-party information technology platforms on which our business depends) and our customers’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized use, loss or destruction of our or our customers’ or third parties’ confidential information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

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

Risks Related to Potential Future Transactions

Acquisitions by us, including the proposed merger with FNCB, or any future proposal, would or could dilute existing shareholders’ ownership of Peoples and may cause us to become more susceptible to adverse economic events.

In connection with the pending merger with FNCB, we will issue approximately 2,927,122 shares of Common Stock to FNCB shareholders. Additionally, we may issue shares of our common stock in connection with future acquisitions and other investments, which would dilute existing shareholders’ ownership interests in Peoples. While there is no assurance that these transactions will occur, or that they will occur on terms favorable to us, future business acquisitions could be material to us, and the degree of success achieved in acquiring and integrating these businesses could have a material effect on the value of our common stock. In addition, these acquisitions could require us to expend substantial cash or other liquid assets or to incur debt, which could cause us to become more susceptible to economic downturns and competitive pressures.

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

We are subject to extensive regulation, supervision and examination by certain state and federal agencies including the FDIC, the Federal Reserve Board and the Pennsylvania Department of Banking. Such regulation and supervision govern the activities in which we may engage and are intended primarily to ensure the safety and soundness of financial institutions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the ACL. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on us and our operations. There also are several federal and state statutes which regulate the obligation and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from our own actions, we may be held liable under certain circumstances for the actions of our borrowers, or third parties, for environmental problems on properties that collateralize loans held by us. Further, the liability has the potential to far exceed the original amount of a loan.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.

The Company anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to Peoples Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits and liquidity. As primarily a commercial bank, Peoples Bank has a high degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, Peoples Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. Also, as a result of the recent bank failures, future FDIC deposit assessments are expected to increase and may have a material impact of the Company’s profitability.

We are subject to changes in accounting policies or accounting standards.

From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret GAAP, such as the FASB, SEC, banking regulators and our outside auditors, may change or even reverse their previous interpretations or positions on how these standards should be applied. GAAP and changes in current interpretations are beyond our control, can be hard to predict and could materially impact how we report our financial results and condition. In certain cases, we could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in our restating prior period financial statements for material amounts.

We may be subject to more stringent capital requirements in the future, which may adversely affect our net income and future growth.

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

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. Should our supervisory rating be lowered or our unsecured debt increase, we may be required to pay an increased assessment. More generally, should the designated reserve ratio of the FDIC Deposit Insurance Fund be raised or the fund suffer losses, we may be required to pay an increased assessment, which may adversely impact our earnings.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Cybersecurity Risk Management and Strategy

The current threat environment from phishing emails to cyber-attacks has created an urgent need for increased awareness on cyber and information security. Peoples and Peoples Bank take a risk-based approach to managing these threats. The Bank’s leadership team and its Board of Directors engages in the management of this risk by participating in the information security and cybersecurity strategy and review process.

Cyber and information security programs are designed around industry best practices. Compliance with these best practices along with federal and state regulatory requirements are examined annually by the Pennsylvania Department of Banking, the FDIC and we regularly engage other third-party external auditors and consultants to assess our compliance.

Our cyber defense strategy includes continuous monitoring, integrated risk assessment, identification of vulnerabilities and human risk factors, and employee awareness. Cyber exercises with other financial services companies and government agencies help prepare the Bank for cyber-attacks. Incident response scenarios and business continuity exercises test the organizations preparedness for disaster events. The organization also utilizes several national and global third party advisors to ensure the appropriateness of the Bank’s security posture, effective operation of the cyber security discipline and proper assessment of risk.

Third-Party Risk Management

The Bank has an established third party information security risk management program that reviews and assesses third parties prior to engagement and throughout the third party relationship. This program requires periodic risk assessments to be conducted throughout the term of the engagement. Third parties and their employees are required to adhere to information security standards and best practices. The Bank includes in its contracts with third parties that third parties maintain confidentiality, security provisions and business continuity practices.

Education and Awareness

Peoples Security Bank and Trust Company employees are required to complete training on customer information protection at least annually. They receive monthly training and testing on phishing emails and other timely information security topics. They are also required to abide by the Bank’s Code of Business Conduct and Ethics Policy. Annual review and acknowledgement of the employee’s information security responsibilities are required. Information security tips are provided on the Bank’s website for all customers to review. We provide additional information security advantages to our customers using our online banking systems and encourage the Bank’s digitally active business customers to take advantage of the cyber and phishing training provided free of charge by the Bank.

Material Effects of Cybersecurity Threats

While cybersecurity risks have the potential to materially affect the Company's business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, have, to date, materially affected the Company, including its business strategy, results of operations or financial condition. However, the sophistication of cyber threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cyber security breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A Risk Factors.

Cybersecurity Governance

Board of Director Oversight

Our Board of Directors has ultimate oversight of cybersecurity risk. The Board of Directors is assisted by the Board Information Technology Committee (“IT Committee”) which regularly provides reports to the Board of Directors. The IT Committee is comprised of members with experience in managing cybersecurity risks. The IT Committee receives regular updates on cybersecurity risks and incidents and the cybersecurity program through direct interaction with the Chief Information Officer (“CIO”), and the Chief Risk Officer (“CRO”) through quarterly meetings. Cybersecurity reviews are completed at least twice annually and provided to the Board of Directors Audit Committee. Additionally, awareness and training on cybersecurity topics is provided to the whole Board on an annual basis.

Management’s Role

The CIO along with the Information Security Officer is responsible for implementing and maintaining the Company’s cybersecurity risk management program. The Information Security department is led by the Information Security Officer, who reports directly to the CIO and the Board of Directors with dotted-line reporting to the CRO. The Company’s CIO has over 30 years of experience in technology and cybersecurity which includes 24 years in the financial services industry. The Information Security Officer has over 20 years in the financial services industry with the last 14 years as a Risk Analyst and then Information Security Officer.

The Company’s Information Security department measures and reports on the quality of information and cyber risk management across all functions. Information security risk is reported by both the Information Security and Enterprise Risk departments through monthly management metric reporting working groups and multiple layers of quarterly risk committees to achieve an appropriate flow of information risk reporting to the Board. The risk committees include the Executive Risk Management Committee, the Management Information Technology Steering Committee and the Information Technology Committee of the Board of Directors. In addition, we have an escalation process in place to inform senior management and Board of Directors of material cybersecurity issues

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

As of February 29, 2024 there were approximately 5,608 holders of our common stock, $2.00 par value, including individual participants in security position listings. Our common stock trades on The Nasdaq Stock Market under the symbol “PFIS.”

Peoples has paid cash dividends since its incorporation in 1986. It is the present intention of the Board of Directors to continue to pay quarterly cash dividends; however, the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our Board of Directors considers any declaration of dividends. The Board declared on January 25, 2024 a first quarter dividend of $0.41 per share payable March 15, 2024. For information on dividend restrictions on the Company and Peoples Bank, refer to Part I, Item 1 “Supervision and Regulation – Limitations on Dividends and Other Payments” to this report and refer to the consolidated financial statements and notes to these statements filed at Item 8 to this report and incorporated in their entirety by reference under this Item 5.

In accordance with the Merger Agreement, after the effective time of the Merger, Peoples intends to pay a quarterly cash dividend in an amount no less than $0.6175 per share, provided sufficient fund are legally available and Peoples and Peoples Bank each will remain “well-capitalized” under applicable laws, unless the Board of Directors determines otherwise upon the approval of at least 75 percent of the directors.

During the quarter ended December 31, 2023, we did not issue or sell any shares of our Common Stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

On January 29, 2021, our Board of Directors authorized a common stock repurchase plan whereby we are authorized to repurchase up to 343,400 shares of our outstanding common stock through open market purchases. On September 27, 2023, we terminated the repurchase plan as a result of the announced proposed merger with FNCB. As a result, there were no repurchases of our common stock during the three months ended December 31, 2023.

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Russell 2000 Index or “Russell 2000”), and the S&P U.S. BMI Banks Index. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2018, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2018, in the common stock and the securities included in the indexes.

Comparison of Five-Year Cumulative Total Returns

Performance Graph of

PEOPLES FINANCIAL SERVICES CORP

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Peoples Financial Services Corp.	100.00	117.82	89.19	132.17	134.12	130.74
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
S&P U.S. BMI Banks Index	100.00	137.36	119.83	162.92	135.13	147.41

Source: S&P Global Market Intelligence

©2024

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

Management’s Discussion and Analysis 2023 versus 2022

Management’s Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis 2022 versus 2021 contained in this Annual Report on Form 10-K.

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

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the consolidated financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Significant estimates that are particularly susceptible to material change within the near term relate to the determination of ACL, and the impairment of goodwill. Actual amounts could differ from those estimates.

The ACL represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The methodology for determining the ACL is considered a critical accounting estimate by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded ACL.

We monitor the adequacy of the allowance quarterly and adjust the allowance as necessary through normal operations. The allowance is established through a provision for credit losses that is charged against income. Management cannot ensure that charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be required, resulting in an adverse impact on operating results.

The ACL decreased $5.6 million to $21.9 million at December 31, 2023, from $27.5 million at the end of 2022. In addition to the transition adjustment of $3.3 million, a net provision for credit losses of $0.6 million was recorded during the year ended December 31, 2023. The provision for credit losses of $0.6 million included the $1.1 million adjustment noted above, and a provision of $1.6 million was recorded due to the impact of net charge-offs during the year, various factors such as updated economic assumptions as well as changes in qualitative adjustments, portfolio composition and improved asset quality. At December 31, 2023, the pooled component of the ACL consisted of $5.2 million in quantitative and $16.6 million in qualitative components as compared to $1.3 million and $26.1 million, respectively at December 31, 2022.

 Goodwill is evaluated at least annually for impairment or more frequently if conditions indicate potential impairment exist. Any impairment losses arising from such testing are reported in the income statement in the current period as a separate line item within operations. Goodwill totaled $63.4 million at December 31, 2023. At December 31, 2023, we completed a qualitative goodwill impairment test to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company is less than its carrying value, including goodwill, as described by the GAAP methodology. Based on this analysis, we concluded it is more likely than not that the fair value of the Company, as of December 31, 2023, is higher than its carrying value, and, therefore, goodwill is not considered impaired and no further testing is required. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as global pandemics or natural disasters) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

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

Operating Environment:

Most of 2023 has been centered in uncertainty around the lingering possibility of a recession together with existing inflationary conditions and the effects of global conflicts. In addition, the banking industry experienced significant volatility due to high-profile bank failures in the spring of 2023 which resulted in concerns related to liquidity, deposit outflows and unrealized losses on investment securities. A tightening of credit standards and higher deposit rates followed. Entering 2024, the economy appears to be expanding at a solid pace with reduced inflation and strong employment data. As of February 8, 2024, factors supporting this include:

●	Gross domestic product (“GDP”) – GDP rose at a 3.3 percent annualized pace in the fourth quarter after increasing 4.9 percent in the third quarter showing a willingness of Americans to spend despite high interest rates and price levels. Real GDP for the year increased 2.5% compared with an increase of 1.9% in 2022.
●	Core Consumer Price Index (“CPI”) – Core CPI, which excludes food and energy, was 3.9 percent for the 12 months ending December 31, 2023. When including food and energy, CPI was 3.4 percent as decreases in fuel and gas outpaced increases in food.
●	Personal Consumption Expenditures Index (“PCE”) - PCE, a measure of the prices that people living in the U.S. pay for goods and services, increased 2.6 percent in December compared to a year ago. Excluding food and energy, PCE increased 2.9 percent.
●	Tight Labor Market – The unemployment rate was 3.7 percent in December. While demand continues to exceed the supply of worker, wage growth was nominal and the number of vacancies have declined.

Concerns over the high inflation rate have resulted in central bankers in the U.S. increasing interest rates seven times in 2022 and an additional four times in 2023 for a total of 525 basis points. Rates have remained constant since late July 2023. While we experienced strong loan growth early in 2023, lending has tempered as higher rates affected borrowers demand for credit. Additionally, the Company has intentionally prioritized increasing liquidity over loan growth. We have seen lower mortgage origination and sales volume as interest rates on mortgage loans have reached 20 year highs during 2023. Conversely, competition and subsequent costs of deposits have increased throughout most of 2023.

While inflation decreased during 2023 from levels of the previous year, they remain above the Federal Open Market Committee’s (“FOMC”) long-term desired 2 percent level for items other than food and energy. The FOMC has stated that they will continue to monitor economic data and will hold the fed funds rate at 5.25 percent to 5.50 percent until inflation is sustainably at 2.0 percent.

Review of Financial Position:

Peoples, a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Bank. The Company services its retail and commercial customers through twenty-eight full-service community banking offices located within the Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey and Broome County of New York.

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and the FDIC. Peoples Bank’s primary product is loans to small and medium sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. Peoples Bank primarily funds its loans by offering checking accounts and money market accounts to commercial enterprises and individuals. Other deposit product offerings include certificates of deposits and various non-maturity deposit accounts.

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

The Company and Peoples Bank are subject to regulations of certain federal and state regulatory agencies, including the Federal Reserve Board, the FDIC, and Pennsylvania Department of Banking, and undergo periodic examinations by such agencies.

Total assets, loans and deposits were $3.7 billion, $2.8 billion and $3.3 billion, respectively, at December 31, 2023. Total assets, loans and deposits grew 5.3 percent, 4.4 percent and 7.6 percent, respectively, compared to 2022 year-end balances.

The loan portfolio consisted of $2.4 billion of business loans, including commercial and commercial real estate loans, and $443.1 million in retail loans, including residential mortgage and consumer loans at December 31, 2023. Total investment securities were $483.9 million at December 31, 2023, including $398.9 million of investment securities classified as available-for sale and $84.9 million classified as held to maturity. Total deposits consisted of $644.7 million in noninterest-bearing deposits and $2.6 billion in interest-bearing deposits at December 31, 2023.

Stockholders’ equity equaled $340.4 million, or $48.35 per share, at December 31, 2023, and $315.4 million, or $44.06 per share, at December 31, 2022. Our equity to asset ratio was 9.1 percent and 8.9 percent at those respective period ends. Dividends declared for the 2023 amounted to $1.64 per share representing 42.8 percent of net income.

Nonperforming assets equaled $4.9 million or 0.13 percent of total assets at December 31, 2023 compared to $4.1 million or 0.12 percent at December 31, 2022. The ACL equaled $21.9 million or 0.77 percent of loans, net, at December 31, 2023, compared to $27.5 million or 1.01 percent at year-end 2022. Loans charged-off, net of recoveries equaled $2.9 million or 0.10 percent of average loans in 2023, compared to $0.5 million or 0.02 percent of average loans in 2022.

 Investment Portfolio:

Primarily, our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements and reduce income taxes. At December 31, 2023, our portfolio included short-term U.S. Treasury and government agency securities, which provide a source of liquidity, mortgage-backed securities issued by U.S. government-sponsored agencies to provide income and intermediate-term, tax-exempt state and municipal obligations, which mitigate our tax burden.

Our investment portfolio is subject to various risk elements that may negatively impact our liquidity and profitability. The greatest risk element affecting our portfolio is market risk or interest rate risk (“IRR”). Understanding IRR, along with other inherent risks and their potential effects, is essential in effectively managing the investment portfolio.

Market risk or IRR relates to the inverse relationship between bond prices and market yields. It is defined as the risk that increases in general market interest rates will result in market value depreciation. A marked reduction in the value of the investment portfolio could subject us to liquidity strains and reduced earnings if we are unable or unwilling to sell these investments at a loss. Moreover, the inability to liquidate these assets could require us to seek alternative funding, which may further reduce profitability and expose us to greater risk in the future. In addition, since the majority of our investment portfolio is designated as available for sale and carried at estimated fair value, with net unrealized gains and losses reported as a separate component of stockholders’ equity, market value depreciation could negatively impact our capital position.

The FOMC, in an attempt to curb inflation, increased the federal funds rate 100 basis points during 2023 to a targeted range of 5.25 percent to 5.50 percent. Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in the velocity and magnitude of future FOMC actions can significantly influence the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S. Treasury security. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Treasury and government agency securities, whereas the 10-year U.S. Treasury note influences the value of tax-exempt and taxable state and municipal obligations. The yield on the 2-year U.S. Treasury decreased in 2023, ending at 425 basis points. The yield on the 10-year U.S. Treasury was flat to 2022, ending at 388 basis points. Since bond prices move inversely to yields, we experienced an increase in the aggregate fair value of our investment portfolio when comparing December 31, 2023 to December 31, 2022 due to lower market rates at year end 2023.

The net unrealized holding losses included in our available for sale investment portfolio were $51.5 million at December 31, 2023 compared to a loss of $66.3 million at December 31, 2022. We reported net unrealized holding losses, included as a separate component of stockholders’ equity of $40.3 million, net of income taxes of $11.3 million, at December 31, 2023, and an unrealized holding loss of $52.0 million, net of income taxes of $14.3 million, at December 31, 2022. Increases in interest rates could negatively impact the market value of our investments and our capital position. In order to monitor the potential effects a rise in interest rates could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2023, indicated that should general market rates increase immediately by 100, 200 or 300 basis points, we would anticipate declines of 4.1 percent, 8.2 percent and 12.0 percent in the market value of our available for sale portfolio.

Investment securities decreased $85.1 million, to $483.9 million at December 31, 2023, from $569.0 million at December 31, 2022. At December 31, 2023, the investment portfolio consisted of $398.9 million of investment securities classified as available for sale and $84.9 million classified as held to maturity. There were no security purchases in 2023. Investment purchases in 2022 amounted to $138.7 million. Repayments of investment securities totaled $31.5 million in 2023 and $46.9 million in 2022.

The company engaged in investment sales during the first three months of 2023 to, in part, fund loan growth and repay short-term borrowings. The investment sales totaled $67.4 million in U.S. Treasury, tax-exempt municipals and mortgage-backed securities and were sold at a net gain of $81 thousand. During December of 2022, the Company sold $43.5 million of low-yielding, shorter duration U.S. Treasury securities and immediately re-deployed the proceeds by purchasing higher-yielding, longer duration mortgage-backed securities. The transaction resulted in a realized loss of $2.0 million with the expectation the loss would be earned back over the succeeding fifteen months from higher interest income.

Residential and commercial mortgage backed securities totaled 32.7 percent of the portfolio at year-end 2023 compared to 37.5 percent at year-end 2022. Short-term bullet U.S. Treasury and U.S. government-sponsored enterprise securities comprised 38.5 percent of our total portfolio at year-end 2023 compared to 34.6 percent at the end of 2022. Tax-exempt municipal obligations decreased as a percentage of the total portfolio to 16.2 percent at year-end 2023 from 17.5 percent at the end of 2022. Taxable municipals increased as a percentage of the total portfolio to 11.8 percent at year-end 2023 from 9.7 percent at the end of 2022.

The average life of the investment portfolio decreased to 6.1 years at December 31, 2023 from 7.0 years at year end 2022, while the effective duration of the investment portfolio decreased to 4.4 years at December 31, 2023 from 4.8 years at December 31, 2022.

There were no impairment charges recognized for the year ended December 31, 2023 and no other-than-temporary impairments recognized for the years ended December 31, 2022 and 2021. For additional information related to impairment charges refer to Note 2 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $559.3 million and equaled 16.0 percent of average earning assets in 2023, compared to $648.6 million and 20.1 percent of average earning assets in 2022. The tax-equivalent yield on the investment portfolio increased 10 basis points to 1.77 percent in 2023 from 1.67 percent in 2022. The increase in the tax-equivalent yield is due in part to the sale of lower yielding investments during the three months ended March 31, 2023.

At December 31, 2023 and 2022, there were no securities of any individual issuer, except for U.S. government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment debt security portfolio at December 31, 2023, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0 percent. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

			After one but		After five but
(Dollars in thousands,	Within one year		within five years		within ten years				After ten years				Total
except percents)	Amount	Yield	Amount	Yield	Amount		Yield		Amount		Yield		Amount	Yield
U.S. Treasury securities	$21,436	0.78%	$162,621	1.01%	$			%	$			%	$184,057	0.99%
U.S. government-sponsored enterprises			14	4.71						2,138	2.25		2,152	2.27
State and municipals:
Taxable			12,633	2.38		27,737	2.08			16,730	2.02		57,100	2.12
Tax-exempt	463	2.50	3,763	2.19		25,792	2.06			48,307	2.17		78,325	2.14
Corporate debt securities						3,730	4.19						3,730	4.19
Residential mortgage-backed securities:
U.S. government agencies	17	1.89	20	2.10						16,087	1.74		16,124	1.74
U.S. government-sponsored enterprises	8	1.68	2,787	2.87		1,351	3.35			126,775	1.77		130,921	1.81
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	5,602	2.06	5,767	2.88									11,369	2.47
Total	$27,526	1.07%	$187,605	1.21%		$58,610	2.24%			$210,037	1.89%		$483,778	1.62%

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

Overall, total loans increased $119.8 million or 4.4 percent in 2023 to $2.8 billion at December 31, 2023. Business loans, including commercial loans and commercial real estate loans, were $2.4 billion or 84.5 percent of total loans at December 31, 2023, and $2.3 billion or 84.6 percent at year-end 2022. Residential mortgages and consumer loans totaled $443.1 million or 15.5 percent of total loans at year-end 2023 and $421.0 million or 15.4 percent at year-end 2022.

Total loan growth was primarily attributable to increases in our commercial real estate portfolio which grew $153.3 million in 2023 due to continued success of our strategy to expand in larger markets with strong growth potential, and strong organic growth in our legacy markets.

Consumer loans decreased $8.0 million, or 8.9 percent, to $82.3 million at December 31, 2023 compared to $90.3 million at December 31, 2022. Consumer other loans declined $6.9 million due primarily to real estate secured loans being re-classified to residential real estate loans while indirect auto loans decreased $1.1 million during 2023 due to reduced originations.

Residential real estate loans increased $30.1 million, or 9.1 percent during 2023 due to increased home equity loan activity, the aforementioned reclassification from consumer loans and a higher percentage of loans not eligible to be sold into the secondary market, including jumbo loans.

Loans averaged $2.8 billion in 2023, compared to $2.5 billion in 2022. Taxable loans averaged $2.6 billion, while tax-exempt loans averaged $0.2 billion in 2023. The loan portfolio continues to play the prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 81.0 percent in 2023, an increase from 78.0 percent in 2022.

The tax-equivalent yield on our loan portfolio increased 77 basis points to 4.81 percent in 2023 from 4.04 percent in 2022 due to higher yields on new loan originations and the repricing of floating and adjustable rate loans due to the increase in market rates beginning during the second quarter of 2022. The yield on the loan portfolio may increase as repayments on loans are replaced with new originations at current market rates and floating and adjustable rate loans continue to reprice upward.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2023, is summarized as follows:

	Within one	After one but	After five but	After
(Dollars in thousands)	year	within five years	within fifteen years	fifteen years	Total
Maturity schedule:
Commercial	$120,050	$285,046	$	138,619	$543,715
Real estate:
Commercial	304,847	982,079	511,430	64,762	1,863,118
Residential	72,459	180,883	95,399	12,062	360,803
Consumer	34,592	47,066	364	239	82,261
Total	$531,948	$1,495,074	$607,193	$215,682	$2,849,897

Predetermined interest rates	$301,481	$861,114	$203,500	$100,071	$1,466,166
Floating or adjustable interest rates	230,467	633,960	403,693	115,611	1,383,731
Total	$531,948	$1,495,074	$607,193	$215,682	$2,849,897

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

In an attempt to limit IRR and improve liquidity, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Fixed-rate loans represented 51.4 percent of the loan portfolio at December 31, 2023, compared to floating or adjustable-rate loans at 48.6 percent.

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

With regard to managing our exposure to credit risk in light of general devaluations in real estate values, we have established maximum loan-to-value ratios for commercial mortgage loans not to exceed 80.0 percent of the appraised value. With regard to residential mortgages, customers with loan-to-value ratios in excess of 80.0 percent are generally required to obtain PMI. PMI is used to protect us from loss in the event loan-to-value ratios exceed 80.0 percent and the customer defaults on the loan. Appraisals are performed by an independent appraiser engaged by us, not the customer, who is either state certified or state licensed depending upon collateral type and loan amount.

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

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include nonaccrual loans and accruing loans past due 90 days or more. For a discussion of our policy regarding nonperforming assets and the recognition of interest income on impaired loans, refer to the notes entitled, “Summary of significant accounting policies — Nonperforming assets,” and “Loans, net and allowance for loan losses” in the Notes to Consolidated Financial Statements to this Annual Report which are incorporated in this item by reference.

Information concerning nonperforming assets for the past two years is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause us to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

(Dollars in thousands, except percents)		December 31, 2023	December 31, 2022
Nonaccrual loans		$3,962	$2,035
Troubled debt restructured loans (including nonaccrual TDR)(1)			1,351
Accruing loans past due 90 days or more:		986	748
Total nonperforming loans		4,948	4,134
Foreclosed assets
Total nonperforming assets		$4,948	$4,134
Loans modified in a TDR:
Performing TDR loans	$		$1,351
Total TDR loans	$		$1,351
Total loans held for investment		$2,849,897	$2,730,116
Allowance for credit losses		21,895	27,472
Allowance for credit losses as a percentage of loans held for investment		0.77%	1.01%
Allowance for credit losses as a percentage of nonaccrual loans		552.62%	1349.98%
Nonaccrual loans as a percentage of loans held for investment		0.14%	0.07%
Nonperforming loans as a percentage of loans, net		0.17%	0.15%
Nonperforming assets as a percentage of total assets		0.13%	0.12%
(1) At December 31, 2023 there were no TDRS as a result of ASU 2022-02

Nonperforming assets increased $0.8 million or 19.7 percent when compared to year-end 2022. Additionally, our nonperforming assets as a percentage of total assets increased slightly to 0.13 percent at December 31, 2023 from 0.12 percent at December 31, 2022, and our nonperforming loans as a percentage of loans, net increased to 0.17 percent from 0.15 percent at December 31, 2022. Loans on nonaccrual status, excluding troubled debt restructured nonaccrual loans, increased $0.8 million due primarily to placing a collateral dependent commercial real estate loan on nonaccrual as the primary source of repayment is in doubt and there is limited secondary sources due to bankruptcy.

At December 31, 2023 and 2022, there were no foreclosed properties. Loans past due ninety days and accruing increased $0.2 million and include eight residential mortgages. For a further discussion of assets classified as nonperforming assets and potential problem loans, refer to Note 3, “Loans, net and the allowance for credit losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the ACL account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off increased $2.4 million to $2.9 million in 2023 from $0.5 million in 2022 due primarily to the partial charge-off of a commercial real estate loans as the market value declined significantly as a result of the impending vacancy of the property by its single “anchor” tenant. Net charge-offs, as a percentage of average loans outstanding, equaled 0.10 percent in 2023 and 0.03 percent in 2022.

The following table presents average loans and loan loss experience for the years indicated.

(Dollars in thousands, except percents)	2023
	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial	$590,472	$47	0.01%
Real estate:
Commercial	1,803,695	2,597	0.14
Residential	349,219	(24)	(0.01)
Consumer	88,380	240	0.27
Total	$2,831,766	$2,860	0.10%

(Dollars in thousands, except percents)	2022
	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial	$595,566	$121	0.02%
Real estate:
Commercial	1,531,383	174	0.01
Residential	315,975	27	0.01
Consumer	79,726	140	0.18
Total	$2,522,650	$462	0.02%

(Dollars in thousands, except percents)	2021
	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial	$648,192	$403	0.06%
Real estate:
Commercial	1,209,639	184	0.02
Residential	284,060	17	0.01
Consumer	78,686	107	0.14
Total	$2,220,577	$711	0.03%

Effective January 1, 2023 the Company adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The standard replaces the incurred loss methodology we previously used to maintain the allowance for loan losses. Upon adoption, the Company decreased its ACL by $3.3 million to $24.1 million and increased its reserve for losses of unfunded commitments by $270 thousand to $449 thousand. The current standard measures the estimated amount of allowance necessary to cover lifetime losses inherent in financial assets at the balance sheet date. The Company estimates the ACL on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. Also included in the allowance are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts utilized. The Company applies the analysis to loans on a collective, or pooled basis for groups of loans which share similar risk characteristics, and will either assign loans to a different pool or evaluate a loan individually if its risk characteristics change and no longer align with its currently assigned pool of loans. For additional information, see Note 1 “Allowance for Credit Losses”.

During the quarter-ended June 30, 2023, the Company became aware that the unaudited consolidated financial statements for the three months ended March 31, 2023 contained an immaterial misstatement. The Company determined that the ACL was overstated by $1.5 million as of March 31, 2023. The adjustment consisted of $1.1 million related to the adoption of ASU 2016-13 and a $0.4 million reduction in the first quarter 2023 provision for credit loss requirement. The cumulative impact $1.1 million credit to the provision for credit losses and reduction in the ACL is reflected in the consolidated financial statements for the twelve months ended December 31, 2023. The adjustment did not impact any prior periods. For additional information, see Note 1 “Immaterial Prior Period Adjustment.”

The ACL decreased $5.6 million to $21.9 million at December 31, 2023, from $27.5 million at the end of 2022. In addition to the transition adjustment of $3.3 million, a net provision for credit losses of $0.6 million was recorded. The provision of $0.6 million included the $1.1 million adjustment noted above, and a provision of $1.6 million was recorded due to the impact of various factors such as updated economic assumptions as well as changes in qualitative adjustments, portfolio composition and improved asset quality.

The ACL, as a percentage of loans, net of unearned income, was 0.77 percent at the end of 2023, 1.01 percent at the end of 2022, respectively. The coverage ratio, the ACL, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 442.6 percent at December 31, 2023 and 664.5 percent at December 31, 2022. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2023.

The allocation of the ACL for the past two years is summarized as follows:

	2023		2022
(Dollars in thousands, except percents)	Amount	%	Amount	%
Individually evaluated:
Commercial and industrial	$10	0.05%	$19	0.07%
Municipal
Real Estate:
Commercial	21	0.10
Residential			21	0.08
Consumer
Total specific	31	0.15	40	0.15
Pooled:
Commercial and industrial	2,262	10.33	4,346	15.82
Municipal	788	3.60	1,247	4.54
Real Estate:
Commercial	14,132	64.54	17,915	65.20
Residential	3,782	17.27	3,051	11.11
Consumer	900	4.11	873	3.18
Total pooled	21,864	99.85	27,432	99.85
Total allowance for credit losses	$21,895	100.00%	$27,472	100.00%

The ACL account decreased $5.6 million to $21.9 million at December 31, 2023, compared to $27.5 million at December 31, 2022. The specific portion of the allowance for loans individually evaluated decreased $9 thousand to $31 thousand at December 31, 2023, from $40 thousand at December 31, 2022 and the portion of the allowance for loans collectively evaluated decreased $5.6 million to $21.9 million at December 31, 2023, from $27.4 million at December 31, 2022.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $232.4 million or 7.6 percent to $3.3 billion at the end of 2023. Noninterest-bearing deposits decreased $128.1 million or 16.6 percent while interest-bearing deposits increased $360.5 million or 15.9 percent in 2023. The increase in deposits was due to a $237.4 million net increase in brokered deposits, $129.3 million in commercial deposits and a $9.0 million increase in municipal deposits, partially offset by $143.3 million in reduced retail deposits.

During the twelve months ended December 31, 2023, we purchased $259.0 million of brokered certificate of deposits at a weighted average all-in cost of 5.16% and a weighted average original term of 3.6 years.  The majority of the brokered CDs, $249.2 million, were purchased with a call feature.  At December 31, 2023, the Company has the option to call the entire portfolio of callable CDs at any time. These purchases occurred during the first six months of 2023 and were through an approved registered broker, as part of an Asset/Liability Committee (“ALCO”) strategy to increase on-balance sheet liquidity by utilizing a portion of our contingent funding sources and mitigate interest rate exposure to higher rates.  At year end, brokered deposits totaled $261.0 million and represented 8 percent of total deposits. Furthermore, the Company has a brokered deposit to total asset policy limit of 10 percent, and at December 31, 2023 the percentage was 7.0 percent.

Noninterest-bearing deposits represented 19.7 percent of total deposits while interest-bearing deposits accounted for 80.3 percent of total deposits at December 31, 2023. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 25.4 percent and 74.6 percent of total deposits at year end 2022. The reduction in non-interest bearing deposits is the result of depositors' surplus funds being drawn down in part due to higher costs from elevated levels of inflation, and a shift to interest-bearing deposits offering high yields.

With regard to noninterest-bearing deposits, personal checking accounts decreased $45.2 million or 13.1 percent, while commercial checking accounts decreased $82.9 million or 19.4 percent. The decrease in noninterest-bearing deposits contributes to the overall cost of funds and the pressure on our net interest margin from the increase in short-term market rates.

With regard to interest-bearing deposits, interest-bearing transaction accounts, which include money market accounts and NOW accounts, and savings accounts, increased $25.7 million in 2023. Commercial interest-bearing transaction accounts increased $165.6 million, while personal interest-bearing transaction accounts decreased $44.9 million. Savings accounts decreased $94.9 million during 2023 as customers shifted a portion of their low-rate deposits to higher rate alternative deposit products.

Total time deposits increased $334.8 million to $626.7 million at December 31, 2023 from $291.9 million at December 31, 2022. The increase was due to the addition of callable brokered CDs during 2023 to improve on-balance sheet liquidity.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

	2023		2022		2021
	Average	Average	Average	Average	Average	Average
(Dollars in thousands, except percents)	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$714,940	3.17%	$624,528	0.80%	$549,169	0.36%
NOW accounts	779,977	2.00	791,653	0.57	666,885	0.33
Savings accounts	474,028	0.21	520,770	0.10	468,851	0.08
Time deposits	550,733	3.50	290,799	0.92	301,024	0.92
Total interest-bearing	2,519,678	2.32%	2,227,750	0.57%	1,985,929	0.37%
Noninterest-bearing	698,749		753,399		684,527
Total deposits	$3,218,427		$2,981,149		$2,670,456

Total deposits averaged $3.2 billion in 2023 and $3.0 billion in 2022, increasing $237.3 million or 8.0 percent comparing 2023 to 2022. Average noninterest-bearing deposits decreased $54.7 million, while average interest-bearing accounts grew $291.9 million. Average interest-bearing transaction deposits, including money market and NOW, and savings accounts, increased $32.0 million while average total time deposits increased $259.9 million when comparing 2023 and 2022.

Our cost of interest-bearing deposits increased to 2.32 percent in 2023. Specifically, the cost of money market accounts increased 237 basis points to 3.17 percent from 0.80 percent and NOW accounts increased 143 basis points to 2.00 percent. The increases in the cost of our interest-bearing deposits are due to the FOMC rate increases as rate-sensitive customers require higher rates on their deposits along with competitive pressure for deposits. We expect our cost of funds to continue to rise in 2024 but at a slower pace than 2023.

Volatile deposits, time deposits $100 thousand or more, averaged $200.7 million in 2023, an increase of $37.7 million or 23.1 percent from $163.0 million in 2022. Our average cost of these funds increased 212 basis points to 2.96 percent in 2023, from 0.84 percent in 2022. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

At December 31, 2023 and 2022, the Company had $0.9 billion and $1.1 billion in uninsured deposits in excess of the FDIC insurance limit of $250,000.

At December 31, 2023 and 2022, the Company had $121.3 million and $92.7 million, respectively, in time deposits in excess of $250,000 maturing as disclosed in the table below. Brokered deposits in the amount of $261.0 million at December 31, 2023 and $23.6 million at December 31, 2022 are not included in time deposits more than $250,000.

(Dollars in thousands)	2023	2022
Within three months	$23,740	$13,695
After three months but within six months	20,165	21,395
After six months but within twelve months	64,582	27,346
After twelve months	12,778	30,295
Total	$121,265	$92,731

In addition to deposit gathering, we have a secondary source of liquidity through existing credit arrangements with the FHLB-Pgh. At December 31, 2023, we had no outstanding overnight borrowings at the FHLB and may utilize the credit facility during 2024, depending upon deposit activity and loan growth. For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Market interest rates increased rapidly during 2022 and continued to increase into 2023 as the FOMC has raised the federal funds rate. A total of seven increases for a total of 425 basis points occurred in 2022, and four additional increases totaling 100 basis points have been made in 2023, resulting in a total of 525 basis points since the beginning of the FOMC’s initiative to curb inflation. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our Board of Directors and senior management that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy. We believe our risk management practices with regard to IRR were suitable and adequate given the level of IRR exposure at December 31, 2023.

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

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
(Dollars in thousands, except ratios)	three months	twelve months	five years	five years		Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$9,141	$	$	$		$9,141
Federal funds sold	144,700					144,700
Investment securities	8,234	42,355	256,858		176,429	483,876
Total loans	635,032	372,548	1,433,950		386,472	2,828,002
Loans held for sale					250	250
Total rate-sensitive assets	$797,107	$414,903	$1,690,808		$563,151	$3,465,969
Rate-sensitive liabilities:
Money market accounts	$782,243	$	$	$		$782,243
NOW accounts	535,541				260,885	796,426
Savings accounts					429,011	429,011
Time deposits less than $100 thousand	19,465	114,070	270,892		3,557	407,984
Time deposits $100 thousand or more	38,402	159,776	20,008		504	218,690
Short-term borrowings	17,590					17,590
Long-term debt			25,000			25,000
Subordinated debt			33,000			33,000
Total rate-sensitive liabilities	$1,393,241	$273,846	$348,900		$693,957	$2,709,944
Rate-sensitivity gap:
Period	$(596,134)	$141,057	$1,341,908		$(130,806)	756,025
Cumulative	$(596,134)	$(455,077)	$886,831		$756,025
RSA/RSL ratio:
Period	0.57	1.52	4.85		0.81
Cumulative	0.57	0.73	1.44		1.28	1.28

At December 31, 2023, we had cumulative one-year RSA/RSL ratio of 0.73, a positive gap. At December 31, 2022, we had cumulative one-year RSA/RSL of 0.69, a positive gap. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. The overall focus of ALCO is to maintain a well-balanced IRR position in order to safeguard future earnings during varying volatile interest rate environments. During 2023, as interest rates moved higher due to the FOMC’s attempt to curb inflation, ALCO focused on funding costs and structure of its earning assets.

ALCO will continue to focus efforts on strategies in 2024 to improve asset yields and control funding costs to mitigate expected net interest income compression in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

The change in our cumulative one-year ratio from the previous year-end resulted from a $201.7 million or 20.0 percent increase in RSA partially offset by a $191.1 million or 12.9 percent increase in RSL maturing or repricing within one year. The increase in RSA resulted primarily from a $144.7 million increase in federal funds sold.

With respect to the $191.1 million increase in RSL maturing or repricing within a twelve month time horizon, non-maturity deposits increased $156.1 million due to customers seeking liquid accounts and saving at a higher percentage, while time deposits increased $134.7 million. Short-term borrowings decreased $97.3 million.

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

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2024, would decrease 0.8 percent from model results using current interest rates.

We will continue to monitor our IRR position in 2024 and anticipate employing deposit and loan pricing strategies and directing the reinvestment of loan and investment payments and prepayments in order to maintain our target IRR position.

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

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available for sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2023, our maximum borrowing capacity with the FHLB-Pgh was $1.2 billion of which $25.0 million was outstanding in borrowings and $345.4 million outstanding in the form of irrevocable standby letters of credit. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

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

●	FHLB-Pgh liquidity contingency line of credit;
●	Federal Reserve discount window and Bank Term Funding Program;
●	Internet certificates of deposit;
●	Brokered deposits;
●	Institutional Deposit Corporation deposits;
●	Repurchase agreements; and
●	Federal funds purchased.

To further supplement our borrowing capacity, we also maintain a borrower-in-custody of collateral arrangement at the Federal Reserve that enables us to pledge certain loans, not being used as collateral at the FHLB-Pgh, as collateral for borrowings at the Federal Reserve. At December 31, 2023 our borrowing capacity at the Federal Reserve related to this program was $257.4 million and there were no amounts outstanding. The Company also had availability at the Federal Reserve through the Bank Term Funding Program (“BTFP”). The BTFP allows depository institutions to borrow up to the par value of eligible securities pledged at the Federal Reserve. At December 31, 2023, eligible securities pledged totaled $191.0 million. The Company tested the BTFP borrowing line in 2023 as part of its contingent liquidity plan. At the expiration of the BTFP on March 11, 2024, the Company’s intent is to transfer the eligible securities pledged to the Federal Reserve discount window. For additional information, see Note 9 “Short-term borrowings”.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2023. At December 31, 2023, our noncore funds consisted of time deposits in denominations of $100 thousand or more, brokered deposits, short-term borrowings, and long-term and subordinated debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2023, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 12.1 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 4.7 percent. Comparatively, our ratios equaled 9.6 percent and 8.5 percent at the end of 2022, which indicates an increased reliance on our noncore funds in 2023 with an improved ability to offset them with more liquid assets. Our basic liquidity surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, increased to 9.7 percent at December 31, 2023, from 6.5 percent at December 31, 2022 as our addition of brokered deposits during 2023 coupled with our decision to slow loan growth resulted in higher levels of on-balance sheet liquidity. We will continue to focus on increasing liquidity in the coming year through implementation of competitive deposit pricing strategies and slowing new loan originations as we plan for a possible decline in economic activity or possible stress in commercial real estate credit.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents increased $149.5 million for the year ended December 31, 2023, primarily due to deposit growth outpacing loan growth. For the year ended December 31, 2022, cash and cash equivalents decreased $242.1 million.

 Operating activities provided net cash of $33.3 million in 2023 and $42.4 million in 2022. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, and the provision for loan losses, is the primary source of funds from operations.

Net cash provided by financing activities equaled $142.0 million in 2023. Net cash provided by financing activities was $183.4 million in 2022. Deposit gathering, which is our predominant financing activity, increased in both 2023 and 2022 and provided a net cash inflow in 2023 of $232.4 million and $83.2 million in 2022. Short-term borrowing repayments decreased net cash by $97.3 million in 2023 and additional borrowings increased cash by $114.9 million in 2022. Long term borrowings provided a net inflow of $25.0 million in 2023, and none in 2022. Inflows in 2023 were also partially offset by a $0.6 million net decrease due to payments made to our long-term debt as well as cash dividends paid of $11.7 million and the retirement of common stock of $5.9 million. In 2022, deposit gathering was also partially offset by $2.1 in payments to long term debt, retirement of common stock of $1.3 million, and cash dividends paid of $11.3 million.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $25.8 million and $467.8 million in 2023 and 2022, respectively. Net cash used in lending activities was $123.3 million in 2023, a decrease from $402.7 million in 2022. Activities related to our investment portfolio provided net cash of $98.9 million in 2023 and used net cash of $48.3 million in 2022.

We anticipate a more challenging environment faced by financial institutions in maintaining strong liquidity positions in 2024. Our continued growth in our expansion markets coupled with our mature markets is expected to continue to produce loan demand throughout 2024, albeit at a slower pace. We expect to fund such demand through deposit gathering initiatives, payments and prepayments on loans and investments and advances from the FHLB. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions decline, deposit gathering may be negatively impacted. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we will have the means to provide adequate cash to fund our normal operations in 2024.

Cash Requirements:

The Company has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligation, in both the under and over one-year time period, is for Peoples Bank to repay time deposits. The Company anticipates meeting these obligations by utilizing on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market. The Company may also use borrowings and brokered deposits to meet its obligations.

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

 Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 12.10 percent and 11.13 percent at December 31, 2023 and 2022, respectively. Our Total capital ratio was 14.16 percent and 12.13 percent at December 31, 2023 and 2022, respectively. Our and Peoples Bank’s common equity Tier I capital to risk-weighted assets ratios were 12.10 percent and 13.30 percent at December 31, 2023 and 11.13 percent and 12.27 percent at December 31, 2022. Our Leverage ratio, which equaled 8.50 percent at December 31, 2023 and 9.03 percent at December 31, 2022, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier 1 capital, Total capital and Leverage ratios of 13.30 percent, 14.12 percent and 9.34 percent at December 31, 2023, and 12.27 percent, 13.26 percent and 9.69 percent at December 31, 2022. Based on the most recent notification from the FDIC, Peoples Bank was categorized as well capitalized at December 31, 2023. There are no conditions or events since this notification that we believe have changed Peoples Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

Stockholders’ equity was $340.4 million or $48.35 per share at December 31, 2023, and $315.4 million or $44.06 per share at December 31, 2022. The $25.1 million increase in shareholders equity in 2023 was primarily due to net income and a decrease in accumulated other comprehensive loss resulting from a decrease to the unrealized loss of available for sale securities, partially offset by dividends paid to shareholders and retirement of common stock under our stock buyback plan.

We declared dividends of $1.64 per share in 2023, $1.58 per share in 2022, and $1.50 per share in 2021. The dividend payout ratio, dividends declared as a percent of net income, equaled 42.8 percent in 2023, 29.9 percent in 2022 and 24.9 percent in 2021. Our Board of Directors intends to continue paying cash dividends in the future and has declared a cash dividend in the first quarter of 2024 of $0.41 per share. Our ability to declare and pay dividends in the future is based on our operating results, financial and economic conditions, capital and growth objectives, dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Peoples Bank, for payment of dividends to stockholders. Peoples Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Since 2014, our Board of Directors has adopted various common stock repurchase plans whereby we were authorized to repurchase shares of our outstanding common stock through open market purchases. During 2023 we repurchased and retired 131,686 shares for $5.9 million under the then current plan. We purchased and retired 27,733 shares for $1.3 million during 2022 and purchased and retired 54,285 shares for $2.4 million during 2021.

Review of Financial Performance:

Net income for the twelve months ended December 31, 2023, totaled $27.4 million or $3.83 per diluted share, a 28.1 percent decrease when compared to $38.1 million or $5.28 per diluted share for the comparable period of 2022. Net interest income for the current period decreased $9.0 million when compared to the twelve months ended December 31, 2022 as higher interest income due to higher yields on earning assets was more than offset by increased funding costs. Higher operating expenses of $5.1 million, including $1.8 million of acquisition related expenses, and an increased provision for credit losses of $1.0 million were partially offset by a $2.3 million increase in noninterest income. ROAA was 0.74 percent and ROE was 8.32 percent for the year ended December 31, 2023.

Fully tax-equivalent (“FTE”) net interest income, a non-GAAP measure, was $88.7 million in 2023 and $97.7 million in 2022. Our net interest margin equaled 2.54 percent in 2023 and 3.02 percent in 2022. Noninterest income totaled $14.1 million 2023 and $11.8 million in 2022. Noninterest expense was $67.8 million for the year ended December 31, 2023 compared to $62.7 million for the year ended December 31, 2022. Our productivity is measured by the operating efficiency ratio, a non-GAAP measure, defined as noninterest expense less amortization of intangible assets and acquisition related expenses divided by the total of tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 64.1 percent in 2023 and 55.9 percent in 2022.

Non-GAAP Financial Measures:

The following are non-GAAP financial measures, which provide useful insight to the reader of the consolidated financial statements, but should be supplemental to GAAP used to prepare Peoples’ financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the FTE adjustment was 21 percent for 2023, 2022, and 2021.

The following table reconciles the non-GAAP financial measures of FTE net interest income for the years ended 2023, 2022 and 2021:

(Dollars in thousands)
Twelve Months Ended December 31,	2023	2022	2021
Interest income (GAAP)	$149,851	$111,334	$94,057
Adjustment to FTE	1,917	1,901	1,512
Interest income adjusted to FTE (non-GAAP)	151,768	113,235	95,569
Interest expense	63,097	15,585	9,422
Net interest income adjusted to FTE (non-GAAP)	$88,671	$97,650	$86,147

The efficiency ratio is noninterest expenses, less amortization of intangible assets and acquisition related expenses, as a percentage of FTE net interest income plus noninterest income less gains and/or losses on debt security sales and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the years ended 2023, 2022, and 2021:

(Dollars in thousands, except percents)
Twelve Months Ended December 31,	2023	2022	2021
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$67,820	$62,677	$55,004
Less: amortization of intangible assets expense	105	363	491
Less: acquisition related expenses	1,816
Noninterest expense adjusted (non-GAAP)	65,899	62,314	54,513

Net interest income (GAAP)	86,754	95,749	84,635
Plus: taxable equivalent adjustment	1,917	1,901	1,512
Noninterest income (GAAP)	14,133	11,845	25,636
Less: net losses on equity securities	(11)	(31)	2
Less: gain on sale of Visa Class B shares			12,153
Less: gains (losses) on sale of available for sale securities	81	(1,976)
Net interest income (FTE) plus noninterest income (non-GAAP)	$102,734	$111,502	$99,628
Efficiency ratio (non-GAAP)	64.1%	55.9%	54.7%

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

Similar to all banks, we consider the maintenance of an adequate net interest margin to be of primary concern. The current economic environment has been changing rapidly for most of the current year with steadily rising interest rates. This is in contrast to prior years where impact of the pandemic and interest rates at historical lows were the predominant driving forces. In addition to market rates and competition, nonperforming asset levels are of particular concern for the banking industry and may place additional pressure on net interest margins. Nonperforming assets may change, given the uncertainty of the national and global economies, particularly the labor markets. No assurance can be given as to how general market conditions will change or how such changes will affect net interest income. We anticipate continued margin pressure into the coming year as a result of interest rates remaining elevated as the FOMC tries to curb inflationary pressures, competitors focus on building on-balance sheet liquidity while alternative funding sources become more expensive.

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

Net interest income changes due to rate and volume

	2023 vs 2022			2022 vs 2021
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
(Dollars in thousands)	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$33,508	$20,140	$13,368	$13,012	$3,018	$9,994
Tax-exempt	688	394	294	1,427	(341)	1,768
Investments:
Taxable	(320)	801	(1,121)	2,698	(820)	3,518
Tax-exempt	(612)	(160)	(452)	424	(197)	621
Interest-bearing deposits	234	266	(32)	93	95	(2)
Federal funds sold	5,035	4,517	518	12	440	(428)
Total interest income	38,533	25,958	12,575	17,666	2,195	15,471
Interest expense:
Money market accounts	17,719	16,901	818	3,007	2,705	302
NOW accounts	11,093	11,160	(67)	2,291	1,818	473
Savings accounts	498	547	(49)	114	69	45
Time deposits less than $100	12,045	7,381	4,664	(117)	(111)	(6)
Time deposits $100 or more	4,574	4,187	387	27	105	(78)
Short-term borrowings	817	939	(122)	1,025	655	370
Long-term debt	766	(5)	771	(184)	80	(264)
Total interest expense	47,512	41,110	6,402	6,163	5,321	842
FTE net interest income (Non-GAAP)	$(8,979)	$(15,152)	$6,173	$11,503	$(3,126)	$14,629

FTE net interest income, a non-GAAP measure, was $88.7 million in 2023 and $97.7 million in 2022. There was a positive volume variance that was offset by a negative rate variance. The growth in average interest-earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $6.2 million. A rate variance resulted in a decrease in net interest income of $15.2 million as liabilities repriced quicker than assets.

Average earning assets increased $263.1 million to $3.5 billion in 2023 from $3.2 billion in 2022 and accounted for a $12.6 million increase in interest income. Average loans increased $309.1 million, which caused interest income to increase $13.7 million. Average taxable investments decreased $69.2 million comparing 2023 and 2022, which resulted in decreased interest income of $1.1 million while average tax-exempt investments decreased $20.2 million, which resulted in a decrease to interest income of $0.5 million. The Company engaged in investment sales during the first three months of 2023 to, in part, fund loan growth and repay short term borrowings. Average federal funds sold increased $45.5 million, which resulted in an increase to interest income of $0.5 million.

Average interest-bearing liabilities grew $305.4 million to $2.6 billion in 2023 from $2.3 billion in 2022 resulting in a net increase in interest expense of $6.4 million. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $32.0 million, which in aggregate caused a $0.7 million increase in interest expense. Large denomination time deposits averaged $37.7 million more in 2023 and caused interest expense to increase $0.4 million. An increase of $222.2 million in average time deposits less than $100 thousand increased interest expense by $4.7 million, due primarily to an increase in brokered deposits secured as part of the Company’s strategy to improve on-balance sheet liquidity. Short-term borrowings averaged $4.3 million less and decreased interest expense $0.1 million while long-term debt averaged $17.8 million more and increased interest expense by $0.8 million comparing 2023 and 2022.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets increased 84 basis points while there was a 174 basis points increase in the cost of funds. As a result, tax-equivalent net interest income decreased $15.2 million comparing 2023 and 2022. The tax-equivalent yield on earning assets was 4.34 percent in 2023 compared to 3.50 percent in 2022 resulting in an increase in interest income of $26.0 million. With the tax-equivalent yield on the investment portfolio increasing 10 basis points to 1.77 percent in 2023 from 1.67 percent in 2022, interest income increased $0.6 million. The tax-equivalent yield on the loan portfolio increased 77 basis points to 4.81 percent in 2023 from 4.04 percent in 2022 and resulted in an increase to interest income of $20.5 million.

An unfavorable rate variance was experienced in the cost of funds. We experienced increases in the rates paid on most major categories of interest-bearing liabilities. Specifically, the cost of non-maturity deposit accounts increased 148 basis points comparing 2023 and 2022. These increases resulted in an increase in interest expense of $28.6 million. With regard to time deposits, the average rate paid for time deposits less than $100 thousand increased 279 basis points while time deposits $100 thousand or more increased 212 basis points, which together resulted in an $11.6 million increase in interest expense. The average rate paid on short-term borrowings increased 243 basis points in 2023 when compared to 2022, causing a $0.9 million increase in interest expense. Interest expense decreased $5 thousand from a 32 basis point decrease in the average rate paid on long-term debt.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available for sale securities at amortized cost. Income on tax-free investment securities and loans is adjusted to a tax-equivalent basis, a non-GAAP measure, using the prevailing federal statutory tax rate of 21.0 percent in 2023, 2022 and 2021.

 Summary of net interest income

	Year ended
	December 31, 2023			December 31, 2022
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,605,927	$129,013	4.95%	$2,306,455	$95,505	4.14%
Tax-exempt	225,839	7,124	3.15	216,195	6,436	2.98
Total loans	2,831,766	136,137	4.81	2,522,650	101,941	4.04
Investments:
Taxable	468,403	7,916	1.69	537,566	8,236	1.53
Tax-exempt	90,897	2,003	2.20	111,083	2,615	2.35
Total investments	559,300	9,919	1.77	648,649	10,851	1.67
Interest-bearing deposits	6,373	335	5.26	8,536	101	1.17
Federal funds sold	98,535	5,377	5.46	53,056	342	0.65
Total interest-earning assets	3,495,974	151,768	4.34%	3,232,891	113,235	3.50%
Less: allowance for credit losses	24,377			29,298
Other assets	211,618			210,392
Total assets	$3,683,215	$151,768		$3,413,985	$113,235
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$714,940	$22,686	3.17%	$624,528	$4,967	0.80%
Interest-bearing demand and NOW accounts	779,977	15,586	2.00	791,653	4,493	0.57
Savings accounts	474,028	994	0.21	520,770	496	0.10
Time deposits less than $100	349,990	13,344	3.81	127,801	1,299	1.02
Time deposits $100 or more	200,743	5,951	2.96	162,998	1,377	0.84
Total interest-bearing deposits	2,519,678	58,561	2.32	2,227,750	12,632	0.57
Short-term borrowings	38,331	1,920	5.01	42,680	1,103	2.58
Long-term debt	19,448	842	4.33	1,634	76	4.65
Subordinated debt	33,000	1,774	5.38	33,000	1,774	5.38
Total borrowings	90,779	4,536	5.00	77,314	2,953	3.82
Total interest-bearing liabilities	2,610,457	$63,097	2.42%	2,305,064	$15,585	0.68%
Noninterest-bearing deposits	698,749			753,399
Other liabilities	44,786			34,517
Stockholders’ equity	329,223			321,005
Total liabilities and stockholders’ equity	$3,683,215			$3,413,985
Net interest income/spread		$88,671	1.92%		$97,650	2.82%
Net interest margin (Non-GAAP)			2.54%			3.02%
Tax-equivalent adjustments:
Loans		$1,496			$1,352
Investments		421			549
Total adjustments		$1,917			$1,901

Note: Average balances were calculated using average daily balances. Interest income on loans includes fees of $0.4 million in 2023, $1.9 million in 2022 and $6.0 million in 2021. The decrease in 2023 is primarily due to lower origination fees.

	2021
			Average
	Average	Interest Income/	Interest
(Dollars in thousands, except percents)	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,063,168	$82,493	4.00%
Tax-exempt	157,409	5,009	3.18
Total loans	2,220,577	87,502	3.94
Investments:
Taxable	313,319	5,538	1.77
Tax-exempt	85,200	2,191	2.57
Total investments	398,519	7,729	1.94
Interest-bearing deposits	11,123	8	0.07
Federal funds sold	246,891	330	0.13
Total interest-earning assets	2,877,110	$95,569	3.32%
Less: allowance for loan losses	27,209
Other assets	227,293
Total assets	$3,077,194
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$549,169	$1,960	0.36%
NOW accounts	666,885	2,202	0.33
Savings accounts	468,851	382	0.08
Time deposits less than $100	128,313	1,416	1.10
Time deposits $100 or more	172,711	1,350	0.78
Total interest-bearing deposits	1,985,929	7,310	0.37
Short-term borrowings	13,973	78	0.56
Long-term debt	7,948	260	3.27
Subordinated debt	33,000	1,774	5.38
Total borrowings	54,921	2,112	3.85
Total interest-bearing liabilities	2,040,850	$9,422	0.46%
Noninterest-bearing deposits	684,527
Other liabilities	25,704
Stockholders’ equity	326,113
Total liabilities and stockholders’ equity	$3,077,194
Net interest income/spread		$86,147	2.86%
Net interest margin (Non-GAAP)			2.99%
Tax-equivalent adjustments:
Loans		$1,052
Investments		460
Total adjustments		$1,512

Provision for Credit Losses:

Effective January 1, 2023 the Company transitioned to ASU 2016-13 Financial Instruments – Credit Losses (Topic 326), commonly referred to as CECL. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and expected losses in the portfolio as of December 31, 2023. Refer to Note 1 “Summary of Significant Accounting Policies” for additional detail on the adoption of CECL.

The ACL decreased $5.6 million to $21.9 million at December 31, 2023, from $27.5 million at the end of 2022. In addition to the transition adjustment of $3.3 million, a net provision for credit losses of $0.6 million was recorded. The provision of $0.6 million included the $1.1 million adjustment previously noted, and a provision of $1.6 million was recorded due to the impact of various factors such as updated economic assumptions as well as changes in qualitative adjustments, portfolio composition and improved asset quality.

Noninterest Income:

Our noninterest income for 2023 was $14.1 million compared with $11.8 million for the year ago period, an increase of $2.3 million. The increase was primarily due to a $2.0 million loss on the sale of investment securities available for sale in the year ago. The remaining increase was due to an increase in service charges, fees and commissions of $0.7 million, due in part to a $0.4 million increase in consumer and commercial deposit service charges and increased dividends on FHLB stock. Merchant services income decreased $0.3 million on lower transaction volume incentives, and interest rate swap revenue decreased $0.2 million on lower origination volume and market value adjustments.

Noninterest Expense:

In general, our noninterest expense is categorized into three main groups, including employee-related expense, occupancy and equipment expense and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income and utility costs. Other expenses include general operating expenses such as marketing, other taxes, stationery and supplies, contractual services, insurance, including FDIC assessment and loan collection costs. During 2023, we incurred expenses related to our proposed strategic combination with FNCB Bancorp, Inc., such as legal and consulting costs. Some of our noninterest costs and expenses are variable while the remainder is fixed. We utilize budgets and other related strategies in an effort to control the variable expenses. The major components of noninterest expense for the past three years are summarized as follows:

(Dollars in thousands)	2023	2022	2021
Salaries and employee benefits expense:
Salaries and payroll taxes	$30,173	$29,308	$25,176
Employee benefits	5,112	4,245	4,560
Salaries and employee benefits expense	35,285	33,553	29,736
Occupancy and equipment expenses:
Occupancy expense	11,114	10,839	8,212
Equipment expense	6,032	5,739	4,636
Occupancy and equipment expenses	17,146	16,578	12,848
Acquisition related expenses	1,816
Other expenses:
Professional fees and outside services	2,810	2,715	2,137
FDIC insurance and assessments	2,131	1,300	1,117
Donations	1,619	1,381	1,435
Other taxes	1,083	1,559	1,336
Advertising	545	943	575
Stationery and supplies	445	431	910
Amortization of intangible assets	105	363	491
Net gain on sale of other real estate owned	(18)	(478)	(210)
Other	4,853	4,332	4,629
Other expenses	13,573	12,546	12,420
Total noninterest expense	$67,820	$62,677	$55,004

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 52.0 percent of the total noninterest expense. Salaries and employee benefits expense increased $1.7 million or 5.2 percent to $35.3 million in 2023 from $33.6 million in 2022. Salaries and payroll taxes increased $0.9 million or 3.0 percent and employee benefits expense increased $0.9 million or 20.4 percent. The higher salary expense in 2023 was due primarily to lower deferred loan origination costs, which are recorded as a contra-salary expense, of $0.9 million. Benefits saw increases of $1.0 million in health insurance costs and profit-sharing expenses.

Occupancy and equipment expense increased $0.6 million or 3.4 percent to $17.1 million in 2023 from $16.6 million in 2022, due to higher technology costs related to increased account and transaction volumes, and increased facility expenses.

Acquisition related expenses totaled $1.8 million in 2023. There were no comparable expenses in 2022 and 2021.

Other expenses, which consist of, professional fees and outside services, FDIC insurance and assessments, donations, other taxes, advertising,  stationary and supplies, amortization of intangible assets and all other expenses increased $1.0 million, due primarily to increased FDIC insurance assessments of $0.8 million.  The year ago period included a $0.5 million of gains from the sale of other real estate owned, which is included in noninterest expense.

Income Taxes:

Our income tax expense was $5.1 million and our effective tax rate was 15.8 percent for the year ended December 31, 2023, a decrease from income tax expense of $7.3 million and an effective tax rate of 16.0 percent for the year ended December 31, 2022. The decrease in 2023 was primarily due to lower pretax income.

We also utilize loans and investments in tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. The tax benefit of tax-exempt income was 3.3 percent of pre-tax income in 2023 and 3.1 percent in 2022.

The effective tax rate in 2023 and 2022 was also influenced by the recognition of investment tax credits related to our limited partnership investments in elderly and low- to- moderate-income residential housing programs which allow us to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $755 thousand in 2023 and $911 thousand in 2022. We anticipate investment tax credits from these investments to be $627 thousand in 2023.

Management’s Discussion and Analysis 2022 versus 2021

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

The loan portfolio consisted of $2.3 billion of business loans, including commercial and commercial real estate loans, and $421.0 million in retail loans, including residential mortgage and consumer loans at December 31, 2022. Total investment securities were $569.0 million at December 31, 2022, including $477.7 million of investment securities classified as available-for sale and $91.2 million classified as held to maturity. Total deposits consisted of $772.8 million in noninterest-bearing deposits and $2.3 billion in interest-bearing deposits at December 31, 2022.

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

Investment Portfolio:

Investment securities decreased $19.7 million, to $569.0 million at December 31, 2022, from $588.7 million at December 31, 2021. At December 31, 2022, the investment portfolio consisted of $477.7 million of investment securities classified as available for sale and $91.2 million classified as held to maturity. Security purchases totaled $138.7 million in 2022. Investment purchases in 2021 amounted to $358.6 million. Repayments of investment securities totaled $46.9 million in 2022 and $60.4 million in 2021

Investment securities averaged $648.6 million and equaled 20.1 percent of average earning assets in 2022, compared to $398.5 million and 13.9 percent of average earning assets in 2021. The tax-equivalent yield on the investment portfolio decreased 27 basis points to 1.67 percent in 2022 from 1.94 percent in 2021. The decrease in the tax-equivalent yield is due to cash flow from maturing and called bonds being reinvested at lower market rates coupled with lower yields on new purchases executed during the first three months of 2022.

Loan Portfolio:

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

Asset Quality:

Nonperforming assets consist of nonperforming loans, which include nonaccrual loans, troubled debt restructured loans and accruing loans past due 90 days or more. For a discussion of our policy regarding nonperforming assets and the recognition of interest income on impaired loans, refer to the notes entitled, “Summary of significant accounting policies — Nonperforming assets,” and “Loans, net and allowance for loan losses” in the Notes to Consolidated Financial Statements to this Annual Report which are incorporated in this item by reference.

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

The allowance for loan losses account decreased $0.9 million to $27.5 million at December 31, 2022, compared to $28.4 million at December 31, 2021. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 decreased $135 thousand to $40 thousand at December 31, 2022, from $175 thousand at December 31, 2021 and the portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, decreased $776 thousand to $27.4 million at December 31, 2022, from $28.2 million at December 31, 2021. The decrease in the specific portion of the allowance was a result of a decrease in measured impairment for collateral dependent loans, improved credit quality and a decrease to nonperforming loans of $0.3 million. The decrease in the collectively evaluated portion was primarily the result of the roll-off of historical losses within our commercial loan portfolio, improved credit quality and a decrease of nonperforming loans.

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

Total deposits averaged $3.0 billion in 2022 and $2.7 billion in 2021, increasing $310.7 million or 11.6 percent comparing 2022 to 2021. Average noninterest-bearing deposits increased $68.9 million, while average interest-bearing accounts grew $241.8 million. Average interest-bearing transaction deposits, including money market and NOW accounts, and savings accounts, increased $252.0 million while average total time deposits decreased $10.2 million when comparing 2022 and 2021.

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

Review of Financial Performance:

Net income for the twelve months ended December 31, 2022, totaled $38.1 million or $5.28 per diluted share, a 12.5 percent decrease when compared to $43.5 million or $6.02 per diluted share for the comparable period of 2021.  The decrease in earnings for 2022 is a result of lower noninterest income due to a $2.0 million pre-tax loss on the sale of available for sale securities in the current period and a pre-tax gain of $12.2 million from the sale of Visa Class B shares in 2021, combined with higher noninterest expenses. Higher net interest income and a lower provision for loan losses partially offset the declines. ROAA was 1.12 percent and ROE was 11.86 percent for the year ended December 31, 2022.

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

Visa Class B Common Stock Sale:

On October 8, 2021, Peoples Bank agreed to sell 44,982 shares of the Class B common stock of Visa Inc. for a purchase price of $12.2 million. The shares had no carrying value on Peoples Bank’s balance sheet and, as Peoples Bank had no historical cost basis in the shares, the entire purchase was realized as a pretax gain. The transaction had a positive impact on the Peoples Bank’s regulatory capital, which is being used for capital management and to support the Company’s organic growth.

The Bank received 73,333 Class B shares of Visa Inc. as part of its membership interest in March 2008, and 28,351 shares were redeemed in connection with Visa’s initial public offering in 2008. The sale of the remaining 44,982 Class B shares settled in October, 2021 and was included in our 2021 fourth-quarter and year-end results as an after-tax gain of $9.6 million.

Net Interest Income:

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

The Company utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 13 to the Audited Consolidated Financial Statements for additional information.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of December 31, 2023 and December 31, 2022, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Model results at December 31, 2023 indicated a lower starting level of net interest income (“NII”) compared to the December 31, 2022 model as balance sheet growth, a shift in balance sheet mix and higher assumed market rates were more than offset by higher interest-bearing liability costs leading to a decrease to the balance sheet spread of 63 basis points. After the first twelve months of the model simulation, the benefit to NII increases as a result of the higher assumed replacement rates on assets resulting from the FOMC’s increase to the federal funds rate of 525 basis points since March 2022. Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments in the first year of simulation while a sustained falling rate environment presents the greatest potential risk to NII over the longer-term horizon. This position at December 31, 2023 is more asset-sensitive than the simulation at December 31, 2022 indicated due to the increase in our floating rate overnight federal funds sold position resulting, in part, to the strategy to add longer term fixed rate callable brokered deposits and fixed rate FHLB advances to mitigate exposure to rising rates.

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

Since 2022, the FOMC has increased the federal funds target rate in part to mitigate high inflation. Through December 31, 2023, there have been eleven rate increases, totaling 525 basis points. Although we have realized higher rates on our existing adjustable rate loans and new originations, our average funding costs are increasing at a faster pace as rate-sensitive customers are seeking higher returns. We expect our funding costs to continue to increase in the near term, however at a slower pace, due to current market rates and the recent pause of the FOMC in hiking rates, which may negatively impact our net interest income. Additionally, if deposit costs have to be increased more than the simulation assumptions and / or we experience a shift from non-maturity deposits to higher costing time deposits, net interest income would be reduced from projected levels.

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at December 31, 2023, based on our simulation model, is summarized as follows:

	December 31, 2023
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(2.9)	(20.0)	26.1	(40.0)
+300	(2.5)	(20.0)	20.3	(30.0)
+200	(2.2)	(10.0)	12.9	(20.0)
+100	(0.8)	(10.0)	8.5	(10.0)
Static
-100	2.8	(10.0)	(12.6)	(10.0)
-200	3.5	(10.0)	(33.9)	(20.0)
-300	3.7	(20.0)	(63.4)	(30.0)
-400	2.6	(20.0)	(111.3)	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2023, would decrease 0.8 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of this Annual Report, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 7A by reference.

The Company has certain loans and derivative instruments whose interest rate is indexed to the London Inter Bank Offered Rate (“LIBOR”). The LIBOR index was discontinued for U.S. Dollar settings effective June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Funding Rate (“SOFR”) replace USD-LIBOR. The Company has contracts that are indexed to USD-LIBOR. The Company formed a LIBOR transition team to monitor this activity. The Company has transitioned its LIBOR-indexed loans to alternative indexes, including prime and Term SOFR, and adjusting the spread to maintain the overall yield.

Item 8.Financial Statement and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Peoples Financial Services Corp. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of ASC 326, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses – Qualitative Loss Factors

Critical Audit Matter Description

As described in Note 1 and 3 to the consolidated financial statements, the Company accounts for credit losses under ASC 326. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date.

Management employs a process and methodology to estimate the allowance for credit losses (ACL) on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative and qualitative factors involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial and industrial, municipal, commercial real estate, residential real estate, and consumer loans.

The Company estimates the ACL on pooled loans using an advanced probability of default model which incorporates probability of default, loss given default, exposure at default and probability of attrition attributes. The model considers relevant available information at both the portfolio and loan level from internal data that is supplemented by shared data pool information. The model also incorporates reasonable and supportable economic forecasts. After the reasonable and supportable forecast period, the model reverts to the mean historical losses. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications.

Quantitative loss factors are also supplemented by certain qualitative risk factors to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis described above. Qualitative factors that the Company considers include changes in lending policies and procedures, changes in management, changes in the quality of the loan review process, the existence of any concentrations of credit and other external factors. Qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the adverse stress credit loss scenarios using regulatory stress testing scenarios.

We identified the qualitative factor component of the ACL on loans collectively evaluated for credit loss as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of internal controls over management’s ACL on pooled loans, including controls addressing:

o	Methodology and accounting policies
o	Data inputs, judgments and calculations used to determine the qualitative loss factors
o	Management’s evaluation of qualitative factors
o	Information technology general controls and application controls

●	Substantively testing management’s process including evaluating their judgements and assumptions for developing the ACL on pooled loans which included:

o	Evaluating the appropriateness of the Company’s accounting policies, judgments and elections
o	Testing mathematical accuracy of the calculation
o	Testing the completeness and accuracy of data used in the calculation including testing the accuracy of the underlying regulatory stress testing scenarios used to develop the maximum loss factors
o	Evaluating the reasonableness of management’s judgments related to the qualitative loss factors to determine if the loss factors are calculated in accordance with management’s policies and were consistently applied from the point of adoption to year end. Our evaluation considered evidence from internal and external sources and loan portfolio composition and performance

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2017.

Allentown, Pennsylvania

March 15, 2024

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2023	2022
Assets:
Cash and cash equivalents
Cash and due from banks	$33,524	$37,675
Interest-bearing deposits in other banks	9,141	193
Federal funds sold	144,700
Total cash and cash equivalents	187,365	37,868

Investment securities:
Available for sale: Amortized cost of $450,454 and $543,953, respectively, net of allowance for credit losses of $0 at December 31, 2023 and December 31, 2022	398,927	477,703
Equity investments carried at fair value	98	110
Held to maturity: Fair value of $71,698 and $76,563, respectively, net of allowance for credit losses of $0 at December 31, 2023 and 2022	84,851	91,179
Total investment securities	483,876	568,992
Loans	2,849,897	2,730,116
Less: allowance for credit losses	21,895	27,472
Net loans	2,828,002	2,702,644
Loans held for sale	250
Goodwill	63,370	63,370
Premises and equipment, net	61,276	55,667
Bank owned life insurance	49,397	48,344
Deferred tax assets	13,770	18,739
Accrued interest receivable	12,734	11,715
Intangible assets, net		105
Other assets	42,249	46,071
Total assets	$3,742,289	$3,553,515

Liabilities:
Deposits:
Noninterest-bearing	$644,683	$772,765
Interest-bearing	2,634,354	2,273,833
Total deposits	3,279,037	3,046,598
Short-term borrowings	17,590	114,930
Long-term debt	25,000	555
Subordinated debt	33,000	33,000
Accrued interest payable	5,765	903
Other liabilities	41,475	42,179
Total liabilities	3,401,867	3,238,165

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,040,852 shares at December 31, 2023 and 7,158,017 shares at December 31, 2022	14,093	14,321
Capital surplus	122,130	126,850
Retained earnings	248,550	230,515
Accumulated other comprehensive loss	(44,351)	(56,336)
Total stockholders’ equity	340,422	315,350
Total liabilities and stockholders’ equity	$3,742,289	$3,553,515

See notes to consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

Year Ended December 31	2023	2022	2021
Interest income:
Interest and fees on loans:
Taxable	$129,013	$95,505	$82,493
Tax-exempt	5,628	5,084	3,957
Interest and dividends on investment securities:
Taxable	7,912	8,234	5,464
Tax-exempt	1,582	2,066	1,731
Dividends	4	2	74
Interest on interest-bearing deposits in other banks	335	101	8
Interest on federal funds sold	5,377	342	330
Total interest income	149,851	111,334	94,057

Interest expense:
Interest on deposits	58,561	12,632	7,310
Interest on short-term borrowings	1,920	1,103	78
Interest on long-term debt	842	76	260
Interest on subordinated debt	1,774	1,774	1,774
Total interest expense	63,097	15,585	9,422
Net interest income	86,754	95,749	84,635
Provision for (credit to) credit losses	566	(449)	1,750
Net interest income after provision for (credit to) credit losses	86,188	96,198	82,885

Noninterest income:
Service charges, fees, commissions and other	7,728	7,076	6,169
Merchant services income	693	964	879
Commission and fees on fiduciary activities	2,219	2,229	2,273
Wealth management income	1,576	1,430	1,537
Mortgage banking income	390	511	975
Increase in cash surrender value of life insurance	1,067	1,020	889
Interest rate swap revenue	390	622	759
Net (losses) gains on equity investment securities	(11)	(31)	2
Net gains (losses) on sale of investment securities available for sale	81	(1,976)
Gain on sale of Visa Class B shares			12,153
Total noninterest income	14,133	11,845	25,636

Noninterest expense:
Salaries and employee benefits expense	35,285	33,553	29,736
Net occupancy and equipment expense	17,146	16,578	12,848
Acquisition related expenses	1,816
Amortization of intangible assets	105	363	491
Net gains on sale of other real estate owned	(18)	(478)	(210)
Professional fees and outside services	2,810	2,715	2,137
FDIC insurance and assessments	2,131	1,300	1,117
Donations	1,619	1,381	1,435
Other expenses	6,926	7,265	7,450
Total noninterest expense	67,820	62,677	55,004
Income before income taxes	32,501	45,366	53,517
Provision for income tax expense	5,121	7,276	9,998
Net income	27,380	38,090	43,519

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	14,804	(66,435)	(11,487)
Reclassification adjustment for net (gain) loss on sales included in net income	(81)	1,976
Change in benefit plan liabilities	1,129	370	2,109
Change in derivative fair value	(824)	(728)	(322)
Other comprehensive income (loss)	15,028	(64,817)	(9,700)
Income tax expense (benefit) related to other comprehensive income (loss)	3,043	(13,995)	(2,037)
Other comprehensive income (loss), net of income tax expense (benefit)	11,985	(50,822)	(7,663)
Comprehensive income (loss)	$39,365	$(12,732)	$35,856

Per share data:
Net income:
Basic	$3.85	$5.31	$6.05
Diluted	$3.83	$5.28	$6.02
Weighted average common shares outstanding:
Basic	7,107,908	7,168,092	7,196,160
Diluted	7,151,471	7,211,643	7,235,303
Dividends declared	$1.64	$1.58	$1.50

See notes to consolidated financial statements

 Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
For the Three Years Ended December 31, 2023	Stock	Surplus	Earnings	(Loss) Income	Total
Balance, January 1, 2021	$14,431	$129,274	$171,023	$2,149	$316,877
Net income			43,519		43,519
Other comprehensive loss, net of income tax benefit				(7,663)	(7,663)
Cash dividends declared: $1.50 per common share			(10,792)		(10,792)
Stock compensation, including tax effects and expenses		546			546
Restricted stock issued: 9,192 shares	18	(18)
Share retirement: 54,285 shares	(108)	(2,253)			(2,361)
Balance, December 31, 2021	14,341	127,549	203,750	(5,514)	340,126
Net income			38,090		38,090
Other comprehensive loss, net of income tax benefit				(50,822)	(50,822)
Cash dividends declared: $1.58 per common share			(11,325)		(11,325)
Stock compensation, including tax effects and expenses		534			534
Restricted stock issued: 16,403 shares	32	(32)
Share retirement: 27,733 shares	(52)	(1,201)			(1,253)
Balance, December 31, 2022	14,321	126,850	230,515	(56,336)	315,350
Cumulative impact of adoption of ASC 326(1), net of tax			2,364		2,364
Net income			27,380		27,380
Other comprehensive income, net of income tax				11,985	11,985
Cash dividends declared: $1.64 per common share			(11,659)		(11,659)
Stock compensation, including tax effects and expenses		888			888
Restricted stock issued: 17,640 shares	35	(35)
Share Retirement 131,686 shares (2)	(263)	(5,573)	(50)		(5,886)
Balance, December 31, 2023	$14,093	$122,130	$248,550	$(44,351)	$340,422
(1) See Note 1 for additional details related to adoption of ASC 326.
(2) Includes applicable excise tax

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net income	$27,380	$38,090	$43,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,794	3,088	2,702
Amortization of right-of-use lease asset	598	583	449
Amortization (accretion) of deferred loan fees, net	694	1,294	(491)
Amortization of intangibles	105	363	491
Amortization of low income housing partnerships	431	454	427
Provision for (credit to) credit losses	566	(449)	1,750
Net unrealized loss (gain) on equity investment securities	11	31	(2)
Gain on sale of Visa Class B shares			(12,153)
Net gain on sale of other real estate owned	(18)	(478)	(126)
Loans originated for sale	(4,133)	(12,200)	(24,387)
Proceeds from sale of loans originated for sale	3,871	12,655	25,147
Net loss (gain) on sale of loans originated for sale	12	(47)	(331)
Net amortization of investment securities	1,005	1,488	1,317
Net (gain) loss on sale of investment securities available for sale	(81)	1,976
Loss (gain) on sale of premises and equipment	3	(175)	(50)
Increase in cash surrender value of life insurance	(1,067)	(1,020)	(889)
Deferred income tax expense	1,268	611	450
Stock compensation, including tax effects and expenses	888	534	546
Net change in:
Accrued interest receivable	(1,019)	(3,187)	(273)
Other assets	(2,085)	(1,701)	1,128
Accrued interest payable	4,862	495	(328)
Other liabilities	(2,833)	(48)	1,875
Net cash provided by operating activities	33,252	42,357	40,771
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	67,363	43,503
Proceeds from repayments of investment securities:
Available for sale	25,328	41,191	57,513
Held to maturity	6,212	5,745	2,886
Proceeds from sale of Visa Class B shares			12,153
Purchases of investment securities:
Available for sale		(112,838)	(291,658)
Held to maturity		(25,872)	(66,943)
Net redemption (purchase of) of restricted equity securities	4,450	(5,585)	1,352
Net increase in loans	(123,335)	(402,699)	(151,955)
Investment in bank owned life insurance		(5,881)
Purchases of premises and equipment	(5,925)	(7,831)	(4,885)
Proceeds from the sale of premises and equipment	14	170	58
Proceeds from bank owned life insurance		1,312	451
Proceeds from sale of other real estate owned	139	966	925
Net cash used in investing activities	(25,754)	(467,819)	(440,103)
Cash flows from financing activities:
Net increase in deposits	232,439	83,201	526,284
Proceeds from long-term debt	25,000
Repayment of long-term debt	(555)	(2,156)	(12,058)
Net (decrease) increase in short-term borrowings	(97,340)	114,930	(50,000)
Retirement of common stock	(5,886)	(1,253)	(2,361)
Cash dividends paid	(11,659)	(11,325)	(10,792)
Net cash provided by financing activities	141,999	183,397	451,073
Net increase (decrease) in cash and cash equivalents	149,497	(242,065)	51,741
Cash and cash equivalents at beginning of period	37,868	279,933	228,192
Cash and cash equivalents at end of period	$187,365	$37,868	$279,933

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2023	2022	2021
Supplemental disclosures:
Cash paid during the period for:
Interest	$58,235	$15,090	$9,750
Income taxes	3,462	10,000	6,740
Noncash items:
Cumulative effect of adoption of ASC 326 on retained earnings, net of tax	2,364
Transfers of loans to other real estate			544
Origination of mortgage servicing rights			247
Initial recognition of right-of-use assets	3,878		2,731
Initial recognition of lease liability	3,878		2,731

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

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Bank. The Company services its retail and commercial customers through twenty-eight full-service community banking offices located within Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey and Broome County of New York.

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and the FDIC. Peoples Bank’s primary product is loans to small and medium-sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. Peoples Bank primarily funds its loans by offering deposits to commercial enterprises and individuals. Deposit product offerings include checking accounts, savings accounts, money market accounts and certificates of deposits.

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

Subsequent Events:

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2023, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Pending Merger with FNCB Bancorp, Inc.:

On September 27, 2023, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with FNCB Bancorp, Inc. (“FNCB”), a Pennsylvania Corporation and the parent company of FNCB Bank, pursuant to which FNCB will merge with and into the Company, with the Company as the surviving entity. Immediately after such merger, FNCB Bank will merge with and into Peoples Bank, with Peoples Bank as the surviving bank and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of FNCB will be entitled to receive a fixed exchange ratio of 0.1460 shares of the Company's common stock for each share of the FNCB’s common stock. On October 27, 2023, the Company and FNCB jointly filed a Federal Deposit Insurance Corporation (“FDIC”) Interagency Bank Merger Application with the FDIC New York Regional Office and the Company filed a Pennsylvania Bank Merger Application with the Pennsylvania Department of Banking. Completion of the merger requires, among other things, the approval from these regulatory authorities, as well as the shareholders of the Company and FNCB.

The Merger Agreement provides certain termination rights for both the Company and FNCB and further provides that a termination fee of $4.8 million will be payable by either the Company or FNCB, as applicable, upon termination of the Merger Agreement under certain circumstances. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Merger Agreement filed by the Company as Exhibit 2.1 to this Annual Report on Form 10-K. Pending regulatory and shareholder approvals, the Company expects the merger to be consummated in the third quarter of 2024, however, there can be no assurance that the transaction will be consummated by such date, or at all.

Immaterial Prior Period Adjustment:

During the quarter-ended June 30, 2023, the Company became aware that the unaudited consolidated financial statements for the three months ended March 31, 2023 contained an immaterial misstatement. The Company determined that the ACL was overstated by $1.5 million as of March 31, 2023. The adjustment consisted of $1.1 million related to the adoption of Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” that the Company adopted effective January 1, 2023 and a $0.4 million reduction in the first quarter 2023 provision for credit loss requirement. This immaterial misstatement was identified during the second quarter review of the Company’s loan segment loss rates and an adjustment was made to the municipal loan segment to better align its credit loss rates with the risk inherent in this loan product. The Company evaluated this prior period adjustment in accordance with SEC Staff Accounting Bulletin (“SAB”) 99, Materiality (ASC 250-10-S99) and based on its quantitative and qualitative analysis determined that this prior period adjustment was not material to the annual consolidated financial statements for the year ended December 31, 2023. Therefore, an amendment to the previously filed quarterly report on Form 10-Q as of March 31, 2023 and each subsequent quarter was not required. Consequently, the Company elected to correct this prior period adjustment in the three month period ended June 30, 2023. The cumulative impact $1.1 million credit to the provision for credit losses and reduction in the ACL is reflected in the consolidated financial statements as of and for the twelve months ended December 31, 2023.

Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the ACL, fair value of financial instruments, the valuation of deferred tax assets, the valuation of derivative instruments and impairment of goodwill. Actual results could differ from those estimates.

Investment securities:

Investment securities are classified and accounted for as either held to maturity or available for sale securities based on management’s intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date. The Company classifies debt securities as held to maturity when management has the positive intent and ability to hold such securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premium and accretion of discount. Investment securities are designated as available for sale when they are to be held for indefinite periods of time as management intends to use such securities to implement asset/liability strategies or to sell them in response to changes in interest rates, prepayment risk, liquidity requirements, or other circumstances identified by management. Available for sale securities are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported in other comprehensive income (loss) in a separate component of stockholders’ equity. All marketable equity securities are accounted for at fair value with unrealized gains and losses reported in earnings. Estimated fair values for investment securities are based on quoted market prices from a national pricing service. Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums on callable debt securities are amortized to the earliest call date from the maturity date. Premiums on non-callable securities are amortized and discounts are accreted using the interest method over the expected life of the security. Investment securities that are bought and held principally for the purpose of selling them in the near term, in order to generate profits from market appreciation, are classified as trading account securities. Transfers of securities between categories are recorded at fair value at the date of the transfer, with the accounting treatment of unrealized gains or losses determined by the category into which the security is transferred.

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

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans and consumer loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentration risks, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a higher level of risk than residential real estate loans, which could be caused by unfavorable conditions in the real estate market or the economy. To effectively monitor loans on income properties, the Company requires borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, the Company considers and reviews a cash flow analysis of the borrower and guarantor, when applicable. In addition, the Company evaluates business cash flows, if applicable, net operating income of the property, the borrower’s expertise, credit history and the value of the underlying property. The Company manages commercial real estate credit risk by prudent underwriting with conservative debt service coverage and loan-to-value ratios at origination; lending to seasoned real estate owners/managers, frequently with personal guarantees of repayment; using reasonable appraisal practices; cross-collateralizing loans to one borrower when deemed prudent; and limiting the amount and types of construction lending. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Off-balance sheet financial instruments:

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, unused portions of lines of credit and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded. Fees on commercial letters of credit and on unused available lines of credit are recorded as interest and fees on loans and are included in interest income when paid. The Company records an ACL for off-balance sheet financial instruments, if deemed necessary, separately as a liability.

Nonperforming assets:

Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans include nonaccrual loans and accruing loans past due 90 days or more. Past due status is based on contractual terms of the loan. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections after a loan has been placed on nonaccrual status are credited to a suspense account until either the loan is returned to performing status or charged-off. The interest accumulated in the suspense account is credited to income over the remaining life of the loan using the effective yield method if the nonaccrual loan is returned to performing status. However, if the nonaccrual loan is charged-off, the accumulated interest is applied as a reduction to principal at the time the loan is charged-off. A nonaccrual loan is returned to performing status when the loan is current as to principal and interest and has performed according to the contractual terms for a minimum of six months.

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

Other real estate owned is comprised of properties acquired through foreclosure proceedings or in-substance foreclosures. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Other real estate owned is included in other assets and recorded at fair value less cost to sell at the time of acquisition, establishing a new cost basis. Any excess of the loan balance over the recorded value is charged to the ACL. Subsequent declines in the recorded values of the properties prior to their disposal and costs to maintain the assets are included in other expenses. Any gain or loss realized upon disposal of other real estate owned is included in noninterest expense.

Allowance for credit losses:

The ACL represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and held to maturity securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the ACL for loans is considered a critical accounting estimate by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded ACL. The ACL related to loans receivable and held to maturity debt securities is reported separately as a contra-asset on the consolidated balance sheets. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the consolidated balance sheets in other liabilities while the provision for credit losses related to unfunded commitments is reported in other noninterest expense in the consolidated statements of income and comprehensive income (loss).

ACL on Loans Receivable

Effective January 1, 2023, the Company adopted the provisions of ASC 326 and modified its accounting policy for the ACL on loans.

The ACL on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected credit losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk.  Segments are based primarily on regulatory reporting codes as the loans within each segment share similar risk characteristics and there is sufficient historical peer loss data to supplement the Company’s data used in the model.  The segments include residential real estate, consumer, commercial and industrial, commercial real estate and municipal. The Company has identified the following pools subject to an estimate of credit loss: (1) 1-4 Family Construction; (2) Other Construction; (3) Farmland; (4) Revolving Secured by 1-4 Family; (5) Residential Secured by First Liens; (6) Residential Secured by Junior Liens; (7) Multifamily; (8) CRE Owner Occupied; (9) CRE Non-Owner Occupied; (10) Agriculture; (11) C&I; (12) Consumer; and (13) Municipal.

At each reporting period, the Company evaluates whether loans within a pool continue to exhibit similar risk characteristics. If the risk characteristics of a loan change, such that they are no longer similar to other loans in the pool, the Company will evaluate the loan with a different pool of loans that share similar risk characteristics.  If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. The Company evaluates the pooling methodology at least annually. Loans are charged off against the ACL when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off.

The Company estimates the ACL on loans using an advanced probability of default model which incorporates probability of default, loss given default, exposure at default and probability of attrition attributes. The model considers relevant available information at both the portfolio and loan level from internal data that is supplemented by shared data pool information. The model also incorporates reasonable and supportable economic forecasts. After the reasonable and supportable forecast period, the model reverts to average historical losses. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications.

Also included in the ACL on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis described above. Qualitative factors that the Company considers include changes in lending policies and procedures, changes in management, changes in the quality of the loan review process, the existence of any concentrations of credit and other external factors. Qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the adverse stress credit loss scenarios using regulatory stress testing scenarios.

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

Acquired Loans

Acquired loans are included in the Company's calculation of the ACL. How the allowance on an acquired loan is recorded depends on whether or not it has been classified as a Purchased Credit Deteriorated (“PCD”) loan. PCD loans are loans acquired at a discount that is due, in part, to credit quality. PCD loans are accounted for in accordance with ASC Subtopic 326-20 and are initially recorded at fair value as determined by the sum of the present value of expected future cash flows and an ACL at acquisition. The allowance for PCD loans is recorded through a gross-up effect, while the allowance for acquired non-PCD loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which loans are PCD and non-PCD can have a significant impact on the accounting for these loans. Subsequent to acquisition, the allowance for PCD loans will generally follow the same estimation, provision and charge-off process as non-PCD acquired and originated loans.

Under FASB ASC Topic 326, a PCD asset is defined as an individual financial asset that as of the date of acquisition has experienced a more than insignificant deterioration in credit quality since origination as determined during the acquisition process. Upon identification of these assets, the amortized cost basis will be adjusted at the time of acquisition to reflect any impairment amount. After acquisition, PCD loans will be either collectively evaluated for reserve requirements or individually evaluated if on nonaccrual status or are 90 or more days past due and still accruing. As of December 31, 2023 there were no acquired loans included in the ACL.

ACL on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments for not unconditionally cancellable commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the ACL on unfunded loan commitments is included in other liabilities on the consolidated balance sheets and the related credit expense is recorded in other noninterest expense in the consolidated statements of income and comprehensive income (loss).

ACL on Held to Maturity Securities

The Company’s portfolio of held to maturity securities consists of municipal bonds and U.S. agency residential mortgage-backed securities which are highly rated by major rating agencies and have a long history of no credit losses. In estimating the net amount expected to be collected for held to maturity securities in an unrealized loss position, a historical loss based method is utilized.

ACL on Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $10.7 million at December 31, 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, and totaled $1.7 million and $193 thousand, respectively, at December 31, 2023 and is excluded from the estimate of credit losses, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner.

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

A right-of-use asset and related lease liability is recognized on the Consolidated Balance Sheets for operating leases Peoples Bank has entered to lease certain office facilities. These amounts are reported as components of premises and equipment and other liabilities. Short-term operating leases, which are leases with an original term of 12 months or less and do not have a purchase option that is likely to be exercised, are not recognized as part of the right-of-use asset or lease liability.

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

Goodwill and other intangible assets are tested for impairment annually at December 31st or when circumstances arise indicating impairment may have occurred. In assessing impairment, the Company has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company would not be required to perform a quantitative impairment test. At December 31, 2023, we completed a qualitative goodwill impairment test to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company is less than its carrying value, including goodwill, as described by the GAAP methodology. The Company determined a qualitative test would be performed based on the Company's market capitalization being higher than the Company's current book value. Additionally, the Company used an average control premium associated with acquisitions announced during the last three years and multiplied the average control premium by its market capitalization which allowed management to compare to the Company's current book value to determine if an adjustment to goodwill is warranted. Based on this analysis, we concluded it is more likely than not that the fair value of the Company, as of December 31, 2023, is higher than its carrying value, and, therefore, goodwill is not considered impaired and no further testing is required. The Company did not have any impairment of goodwill as of December 31, 2023 and 2022.

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

Cash and cash equivalents:

Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and borrowings with original maturities fewer than 90 days.

Derivative Instruments and Hedging Activities:

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

Income taxes:

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2023.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various state jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2020.

Other comprehensive income (loss):

The components of other comprehensive income (loss) and their related tax effects are reported in the consolidated statements of income and comprehensive income (loss). The accumulated other comprehensive loss included in the consolidated balance sheets relates to net unrealized gains and losses on investment securities available for sale, the unrealized losses and gains on derivatives fair value and the unfunded benefit plan amounts which include prior service costs and unrealized net losses.

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

(Dollars in thousands, except per share data)	2023		2022		2021
For the Twelve Months Ended December 31,	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$27,380	$27,380	$38,090	$38,090	$43,519	$43,519
Average common shares outstanding	7,107,908	7,151,471	7,168,092	7,211,643	7,196,160	7,235,303
Earnings per share	$3.85	$3.83	$5.31	$5.28	$6.05	$6.02

Stock-based compensation:

The Company recognizes all share-based payments to employees in the consolidated statements of income and comprehensive income (loss) based on their fair values. The fair value of such equity instruments is recognized as an expense in the consolidated financial statements as services are performed. The Company has granted restricted stock awards and units to employees at a price equal to the fair value of the shares underlying the awards at the date of grant. The fair value of restricted stock awards and units are equivalent to the fair value on the date of grant and is amortized over the vesting period.

Subordinated debt:

The subordinated notes are recorded at par with related debt issuance costs reported as a direct reduction from the carrying amount. Issuance costs are amortized over the remaining maturity of the notes and reflected in interest expense.

Recent accounting standards:

Adoption of New Accounting Standard

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) model.  The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.  At adoption, the Company decreased its ACL by $3.0 million, $3.3 million of this was related to loans offset in part by an increase in the ACL related to unfunded loan commitments. There was no ACL related to HTM debt securities at adoption. Upon adoption the Company recorded a cumulative effect adjustment that increased stockholders’ equity by $2.4 million, net of tax.

Recently Issued But Not Yet Effective Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the required effective dates. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on the Company’s consolidated financial statements.

ASU 2023-01, “Leases (Topic 842) - Common Control Arrangements” (ASU 2023-01) requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with an unrelated party (on the basis of legally enforceable terms and conditions). ASU 2023-01 is effective January 1, 2024 and is not expected to have an impact on the Company’s consolidated financial statements.

ASU 2023-02 “Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (ASU 2023-02) permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective January 1, 2024 and is not expected to have an impact on the Company’s consolidated financial statements.

ASU 2023-05 “Business Combinations - Joint Venture Formations (Subtopic 805-60) – Recognition and Initial Measurement” (ASU 2023-05) addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. ASU 2023-05 requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and also to reduce diversity in practice. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025 and is not expected to have an impact on the Company’s consolidated financial statements.

ASU 2023-06 “Disclosure Improvements” (“ASU 2023-06”) amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). ASU 2023-06 was issued in response to the SEC’s initiative to update and simplify disclosure requirements. For reporting entities subject to the SEC’s existing disclosure requirements, the effective dates of ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entities.

ASU 2023-07 “Improvements to Reportable Segment Disclosures” addresses disclosure requirements regarding significant segment expenses in order that investors may better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective January 1, 2024 and is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state and foreign taxes as well as taxes paid. It also requires greater detail in the rate reconciliation of items which exceed 5 percent of pretax income. ASU 2023-09 is effective January 1, 2025 and is not expected to have a significant impact on the Company’s consolidated financial statements.

2. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at December 31, 2023 and 2022 are summarized below. There is no ACL of debt securities available for sale or held to maturity at December 31, 2023.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$197,920	$	$13,863	$184,057
U.S. government-sponsored enterprises	2,539		387	2,152
State and municipals:
Taxable	67,831		10,731	57,100
Tax-exempt	75,742		8,618	67,124
Residential mortgage-backed securities:
U.S. government agencies	758		34	724
U.S. government-sponsored enterprises	89,935		17,264	72,671
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	11,729		360	11,369
Corporate debt securities	4,000		270	3,730
Total	$450,454	$	$51,527	$398,927
Held to maturity:
Tax-exempt state and municipals	$11,201	$1	$660	$10,542
Residential mortgage-backed securities:
U.S. government agencies	15,400		2,653	12,747
U.S. government-sponsored enterprises	58,250		9,841	48,409
Total	$84,851	$1	$13,154	$71,698

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$199,937	$	$19,640	$180,297
U.S. government-sponsored enterprises	16,955		585	16,370
State and municipals:
Taxable	68,946		13,588	55,358
Tax-exempt	99,774	93	11,460	88,407
Residential mortgage-backed securities:
U.S. government agencies	982		40	942
U.S. government-sponsored enterprises	141,231		20,112	121,119
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,128		544	11,584
Corporate debt securities	4,000		374	3,626
Total	$543,953	$93	$66,343	$477,703
Held to maturity:
Tax-exempt state and municipals	$11,237	$1	$841	$10,397
Residential mortgage-backed securities:
U.S. government agencies	17,304		3,016	14,288
U.S. government-sponsored enterprises	62,638		10,760	51,878
Total	$91,179	$1	$14,617	$76,563

At December 31, 2023, our marketable equity security portfolio consisted of stock of one financial institution. At December 31, 2023 and December 31, 2022, we had $98 thousand and $110 thousand in equity securities recorded at fair value. At December 31, 2023, the fair value of our equity portfolio was less than the cost basis by $55 thousand. The following is a summary of unrealized and realized gains and losses recognized in net income on equity marketable securities during 2023, 2022 and 2021.

(Dollars in thousands)	2023	2022	2021
Net (loss) gain recognized during the period on equity securities	$(11)	$(31)	$2
Unrealized (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$(11)	$(31)	$2

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available for sale at December 31, 2023, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Within one year	$22,594	$21,898
After one but within five years	192,724	178,449
After five but within ten years	53,280	46,627
After ten years	76,895	65,037
	345,493	312,011
Mortgage-backed and other amortizing securities	104,961	86,916
Total	$450,454	$398,927

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The maturity distribution of the amortized cost and fair value, of debt securities classified as held to maturity at December 31, 2023, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After one but within five years	$569	$528
After five but within ten years	10,632	10,014
	11,201	10,542
Mortgage-backed securities	73,650	61,156
Total	$84,851	$71,698

Securities with a carrying value of $322.4 million and $168.0 million at December 31, 2023 and 2022, respectively, were pledged in part to secure public deposits and certain other deposits as required or permitted by law; and as collateral for borrowing lines. At December 31, 2023, $191.0 million was pledged to the Federal Reserve’s BTFP as a source of contingent liquidity. There was no correspondent amount in the prior year’s period.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2023 and 2022, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which a credit loss has not been recognized at December 31, 2023 and 2022, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	December 31, 2023
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a loss		Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Held to Maturity
State and municipals:
Tax-exempt	2	$1,438	$36	10	$6,209	$624	12	$7,647	$660
Residential mortgage-backed securities:
U.S. government agencies				4	12,747	2,653	4	12,747	2,653
U.S. government-sponsored enterprises				8	48,409	9,841	8	48,409	9,841
Total	2	$1,438	$36	22	$67,365	$13,118	24	$68,803	$13,154

Securities Available for Sale
U.S. Treasury securities				43	$184,057	$13,863	43	$184,057	$13,863
U.S. government-sponsored enterprises				2	2,152	387	2	2,152	387
State and municipals:
Taxable	1	$995	$6	65	56,105	10,725	66	57,100	10,731
Tax-exempt	2	575	5	93	66,393	8,613	95	66,968	8,618
Residential mortgage-backed securities:
U.S. government agencies				3	724	34	3	724	34
U.S. government-sponsored enterprises				32	72,671	17,264	32	72,671	17,264
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				4	11,369	360	4	11,369	360
Corporate debt securities				6	3,730	270	6	3,730	270
Total	3	$1,570	$11	248	$397,201	$51,516	251	$398,771	$51,527

	December 31, 2022
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a loss		Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Held to Maturity
State and municipals:
Tax-exempt	3	$3,150	$29	10	$2,906	$783	13	$6,056	$812
Residential mortgage-backed securities:
U.S. government agencies	2	5		3	14,283	3,016	5	14,288	3,016
U.S. government-sponsored enterprises	1	12		8	51,866	10,760	9	51,878	10,760
Total	6	$3,167	$29	21	$69,055	$14,559	27	$72,222	$14,588

Securities Available for Sale
U.S. Treasury securities	5	$23,700	$1,887	40	$156,597	$17,753	45	$180,297	$19,640
U.S. government-sponsored enterprises	4	14,104	197	1	2,266	388	5	16,370	585
State and municipals:
Taxable	21	19,919	2,908	45	34,464	10,680	66	54,383	13,588
Tax-exempt	36	27,823	1,661	74	56,758	9,828	110	84,581	11,489
Residential mortgage-backed securities:
U.S. government agencies	3	899	39	1	43	1	4	942	40
U.S. government-sponsored enterprises	18	57,154	2,029	17	63,965	18,083	35	121,119	20,112
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	4	11,584	544				4	11,584	544
Corporate debt securites	1	953	47	5	2,673	327	6	3,626	374
Total	92	156,136	9,312	183	316,766	57,060	275	472,902	66,372

Management considered whether a credit loss existed related to the investments in an unrealized loss position by determining (i) whether the decline in fair value is attributable to adverse conditions specifically related to the financial condition of the security issuer or specific conditions in an industry or geographic area; (ii) whether the credit rating of the issuer of the security has been downgraded; (iii) whether dividend or interest payments have been reduced or have not been made and (iv) an adverse change in the remaining expected cash flows from the security such that the Company will not recover the amortized cost of the security. If the decline is judged to be due to factors related to credit, the credit loss should be recorded as an ACL with an offsetting entry to net income. The portion of the loss related to non-credit factors are recorded in OCI.

Based on management’s assessment of the factors identified above, it is determined the fair value of all the identified investments being less than the amortized costs is primarily caused by the rapid increase in market rates and not credit quality. All interest payments have been received as scheduled and no material downgrades announced. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the unrealized loss to be credit related, thus no allowance for credit loss expense was recorded at December 31, 2023.

There was no credit loss to investment securities recognized for the year ended December 31, 2023 and no other than temporary impairments recognized for the years ended December 31, 2022 and 2021.

3. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2023 and 2022 are summarized as follows. Net deferred loan fees of $0.4 million and $0.3 million are included in loan balances at December 31, 2023 and 2022, respectively.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Commercial and Industrial	$368,411	$433,048
Municipal	175,304	166,210
Total	543,715	599,258
Real estate
Commercial	1,863,118	1,709,827
Residential	360,803	330,728
Total	2,223,921	2,040,555
Consumer
Indirect Auto	75,389	76,461
Consumer Other	6,872	13,842
Total	82,261	90,303
Total	$2,849,897	$2,730,116

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $3.1 million and $3.2 million at December 31, 2023 and 2022, respectively. Advances and new loans during 2023 totaled $1.3 million and $1.1 million during 2022. Payoffs and pay downs totaled $1.4 million and $1.1 million in 2023 and 2022, respectively. There were no related party loans that were classified as nonaccrual, past due, or restructured at December 31, 2023 and 2022.

Deposits from related parties amounted to $7.8 million at December 31, 2023 and $6.8 million at December 31, 2022.

At December 31, 2023, the majority of the Company’s loans were at least partially secured by real estate in the markets we operate in. Therefore, a primary concentration of credit risk is directly related to the real estate market in these regions. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

Loans are pledged to the FHLB-Pgh and the FRB as collateral for borrowing lines of credit as part of our contingent liquidity strategy. At December 31, 2023, $1.8 billion was pledged to the FHLB providing $1.2 million in borrowing capacity and $365.8 million was pledged to the FRB Borrow in Custody program providing $246.1 million in borrowing capacity.

Past Due Loans

The major classification of loans by past due status at December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$53	$155	$10	$218	$368,193	$368,411	$
Municipal					175,304	175,304
Real estate:
Commercial	152	5	279	436	1,862,682	1,863,118
Residential	1,456	50	1,610	3,116	357,687	360,803	986
Consumer	1,069	285	85	1,439	80,822	82,261
Total	$2,730	$495	$1,984	$5,209	$2,844,688	$2,849,897	$986

	December 31, 2022
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$137	$38	$86	$261	$432,787	$433,048	$
Municipal					166,210	166,210
Real estate:
Commercial	102	2	334	438	1,709,389	1,709,827
Residential	1,162	128	988	2,278	328,450	330,728	748
Consumer	690	199	120	1,009	89,294	90,303
Total	$2,091	$367	$1,528	$3,986	$2,726,130	$2,730,116	$748

The amount of residential loans in the formal process of foreclosure totaled $0.3 million at December 31, 2023 and $0.6 million at December 31, 2022.

Nonaccrual Loans

The following tables present the Company’s nonaccrual loans at December 31, 2023 and December 31, 2022.

	December 31, 2023
	Total	Nonaccrual with		Nonaccrual with
	Nonaccrual	an Allowance for		no Allowance for
(Dollars in thousands)	Loans	Credit Losses		Credit Losses
Commercial	$10	$10	$
Municipal
Real estate:
Commercial	2,974	1,170		1,804
Residential	760			760
Consumer	218			218
Total	$3,962	$1,180		$2,782

December 31, 2022
Total
Nonaccrual
(Dollars in thousands)	Loans
Commercial	$86
Municipal
Real estate:
Commercial	1,155
Residential	562
Consumer	232
Total	$2,035

Interest income recorded on nonaccrual loans for the year ended December 31, 2023 was $449 thousand.

Individually Analyzed Loans

The following tables summarize information, under previously applicable GAAP, concerning impaired loans, as of and for the year ended December 31, 2022 and December 31, 2021, by major loan classification:

	December 31, 2022
				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$78	$421	$	$119	$7
Municipal
Real estate:
Commercial	2,063	2,654		2,753	59
Residential	1,520	1,733		1,036	28
Consumer	232	244		218
Total	3,893	5,052		4,126	94
With an allowance recorded:
Commercial	20	20	19	27	2
Municipal
Real estate:
Commercial
Residential	240	244	21	286	12
Consumer
Total	260	264	40	313	14
Total impaired loans
Commercial	98	441	19	146	9
Municipal
Real estate:
Commercial	2,063	2,654		2,753	59
Residential	1,760	1,977	21	1,322	40
Consumer	232	244		218
Total	$4,153	$5,316	$40	$4,439	$108

	December 31, 2021
				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$158	$481	$	$964	$13
Municipal
Real estate:
Commercial	2,376	3,120		2,719	22
Residential	873	1,073		1,016	19
Consumer	139	148		100
Total	3,546	4,822		4,799	54
With an allowance recorded:
Commercial	41	41	40	1,091	15
Municipal
Real estate:
Commercial	513	543	109	802	22
Residential	401	401	26	436	13
Consumer
Total	955	985	175	2,329	50
Total impaired loans
Commercial	199	522	40	2,055	28
Municipal
Real estate:
Commercial	2,889	3,663	109	3,521	44
Residential	1,274	1,474	26	1,452	32
Consumer	139	148		100
Total	$4,501	$5,807	$175	$7,128	$104

Credit Quality Indicators

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

The following table presents the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2023:

(Dollars in thousands)		2023		2022		2021	2020		2019	Prior	Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial
Pass		$9,856		$38,172		$28,127	$29,966		$44,551	$82,190	$131,536		$650	$365,048
Special Mention				876		182				49	832			1,939
Substandard		15		19		42			33	534	781			1,424
Total Commercial		9,871		39,067		28,351	29,966		44,584	82,773	133,149		650	368,411

Municipal
Pass		1,888		48,095		94,791	10,804		16	19,652	58			175,304
Special Mention
Substandard
Total Municipal		1,888		48,095		94,791	10,804		16	19,652	58			175,304

Commercial real estate
Pass		156,277		553,754		491,506	143,068		153,426	351,142			117	1,849,290
Special Mention				1,299					360	2,761				4,420
Substandard		169		1,338		1,520	160		697	5,524				9,408
Total Commercial real estate		156,446		556,391		493,026	143,228		154,483	359,427			117	1,863,118

Residential real estate
Pass		17,385		52,093		65,280	27,118		16,652	84,652	83,507		13,490	360,177
Special Mention
Substandard		4					329			288	5			626
Total Residential real estate		17,389		52,093		65,280	27,447		16,652	84,940	83,512		13,490	360,803

Consumer
Pass		27,053		30,307		12,460	5,441		3,107	2,981	694			82,043
Special Mention
Substandard				58		79	31		30	20				218
Total Consumer		27,053		30,365		12,539	5,472		3,137	3,001	694			82,261

Total Loans		$212,647		$726,011		$693,987	$216,917		$218,872	$549,793	$217,413		$14,257	$2,849,897

Gross charge-offs
Commercial	$		$		$		$21	$		$33	$4	$		$58
Municipal
Commercial real estate										2,598				2,598
Residential real estate
Consumer				95		101	69		49	55				369
Total Gross charge-offs	$			$95		$101	$90		$49	$2,686	$4	$		$3,025

The following table presents under previously applicable GAAP, the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2022:

	December 31, 2022
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Commercial	$424,411	$7,822	$815	$	$433,048
Municipal	166,210				166,210
Real estate:
Commercial	1,699,041	7,509	3,277		1,709,827
Residential	329,098		1,630		330,728
Consumer	90,020		283		90,303
Total	$2,708,780	$15,331	$6,005	$	$2,730,116

Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings (“TDR”) and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

There were no loans made to borrowers experiencing financial difficulty that were modified during the twelve months ended December 31, 2023 and hence there were no loans made to borrowers experiencing financial difficulty that subsequently defaulted.

Allowance for Credit Losses

ACL on loans receivable

The following tables present the balance of the ACL at December 31, 2023, 2022 and 2021. For the year ended December 31, 2023, the balance of the ACL is based on the CECL methodology, as presented in Note 1. For the years ended December 31, 2022 and 2021, the allowance for loan losses is based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

The following table represents the ACL by major classification of loan and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at December 31, 2023 under ASC 326.

	December 31, 2023
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,365	$1,247	$17,915	$3,072	$873	$27,472
Impact of adopting ASC 326	(1,683)	747	(3,344)	967	30	(3,283)
Beginning balance	2,682	1,994	14,571	4,039	903	24,189
Charge-offs	(58)		(2,598)		(369)	(3,025)
Recoveries	11		1	24	129	165
(Credits) provisions	(363)	(1,206)	2,179	(281)	237	566
Ending balance	$2,272	$788	$14,153	$3,782	$900	$21,895
Ending balance: individually evaluated for impairment	10		21			31
Ending balance: collectively evaluated for impairment	$2,262	$788	$14,132	$3,782	$900	$21,864
Loans receivable:
Ending balance	$368,411	$175,304	$1,863,118	$360,803	$82,261	$2,849,897
Individually evaluated - collateral dependent - real estate	7		2,974	1,749		4,730
Individually evaluated - collateral dependent - non-real estate	10					10
Collectively evaluated for impairment	$368,404	$175,304	$1,860,144	$359,054	$82,261	$2,845,167

The following tables represent the allowance for loan losses by major classification of loan and whether the loans were individually or collectively evaluated for impairment at December 31, 2022 and December 31, 2021, prior to the adoption of ASC 326.

	December 31, 2022
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$6,498	$1,955	$15,928	$3,209	$793	$28,383
Charge-offs	(161)		(284)	(31)	(311)	(787)
Recoveries	40		110	4	171	325
(Credits) provisions	(2,012)	(708)	2,161	(110)	220	(449)
Ending balance	$4,365	$1,247	$17,915	$3,072	$873	$27,472
Ending balance: individually evaluated for impairment	19			21		40
Ending balance: collectively evaluated for impairment	$4,346	$1,247	$17,915	$3,051	$873	$27,432
Loans receivable:
Ending balance	$433,048	$166,210	$1,709,827	$330,728	$90,303	$2,730,116
Ending balance: individually evaluated for impairment	98		2,063	1,760		3,921
Ending balance: collectively evaluated for impairment	$432,950	$166,210	$1,707,764	$328,968	$90,303	$2,726,195

	December 31, 2021
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$7,849	$885	$14,559	$3,129	$922	$27,344
Charge-offs	(492)		(252)	(24)	(188)	(956)
Recoveries	89		68	7	81	245
Provisions (credits)	(948)	1,070	1,553	97	(22)	1,750
Ending balance	$6,498	$1,955	$15,928	$3,209	$793	$28,383
Ending balance: individually evaluated for impairment	40		109	26		175
Ending balance: collectively evaluated for impairment	$6,458	$1,955	$15,819	$3,183	$793	$28,208
Loans receivable:
Ending balance	$554,547	$58,580	$1,343,539	$297,624	$74,883	$2,329,173
Ending balance: individually evaluated for impairment	199		2,890	1,273		4,362
Ending balance: collectively evaluated for impairment	$554,348	$58,580	$1,340,649	$296,351	$74,883	$2,324,811

ACL on off balance sheet commitments

The following table presents the activity in the ACL on off balance sheet commitments, which include commitments to extend credit, unused portions of lines of credit and standby letters of credit, for the year ended December 31, 2023:

(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$179	$137	$122
Impact of adopting Topic 326	270
(Credit) debit recorded in noninterest expense	(406)	42	15
Total allowance for credit losses on off balance sheet commitments	$43	$179	$137

4. Off balance sheet financial instruments:

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

The contractual amounts of off-balance sheet commitments at December 31, 2023 and 2022 are summarized as follows:

(Dollars in thousands)	2023	2022
Commitments to extend credit	$435,015	$553,337
Unused portions of lines of credit	90,407	78,406
Standby letters of credit	62,155	57,626
	$587,577	$689,369

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. The amount of letters of credit secured with collateral is $55.9 million at December 31, 2023 and $53.7 million at December 31, 2022. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2023 and 2022.

5. Premises and equipment, net:

Premises and equipment at December 31, 2023 and 2022 are summarized as follows:

(Dollars in thousands)	2023	2022
Land	$7,302	$7,302
Premises and leasehold improvements	60,266	55,865
Right-of-use assets	10,576	7,980
Furniture, fixtures and equipment	21,878	20,626
Gross premises and equipment	100,022	91,773
Less: accumulated depreciation	38,746	36,106
Net premises and equipment	$61,276	$55,667

6. Operating lease commitments and contingencies:

The Company is obligated under non-cancelable operating leases for certain branch locations.  We determine if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. For all leases, we recognize a right-of-use asset and lease liability at the effective date of the lease. Operating leases right-of-use assets are included in premises and equipment, and lease liabilities are included in other liabilities in the consolidated balance sheet.  We have no finance leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases include options to renew, with renewal terms generally containing one or more five-year renewal options. At December 31, 2023, the Company’s leases have remaining renewal terms that can extend the lease terms from five years to thirty years that are reasonably certain of being exercised. The weighted average remaining lease term at December 31, 2023 is 19.4 years. At December 31, 2022, the weighted average remaining lease term was 17.1 years. The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term. The discount rate used for leases added subsequently was the annual percentage increase outlined in the terms of each lease. There were two leases added in 2023 and no new leases added in 2022. At December 31, 2023 and December 31, 2022, discount rates ranged from 1.60 percent to 5.25 percent and from 1.60 percent to 3.85 percent with an average discount rate of 3.61 percent and 3.00 percent respectively.

At December 31, 2023, right-of-use assets of $10.6 million were included in premises and equipment, and the related lease liability totaled $11.0 million was included in other liabilities in the consolidated balance sheet. Right-of-use assets and the related lease liability were $8.0 million and $8.3 million, respectively, at December 31, 2022. There were two new leases in 2023 for our North Allegheny and King of Prussia Offices, and one lease, for the previous Doylestown branch, was not renewed. Rent expense for the years ended December 31, 2023, 2022 and 2021 amounted to $1.0 million, $1.0 million, and $760 thousand, respectively, and is included in occupancy expenses.

Future minimum lease payments under operating leases are summarized as follows:

(Dollars in thousands)
2024	$838
2025	858
2026	862
2027	789
2028	809
Thereafter	11,942
Total future minimum lease payments	16,098
Less amount representing interest	(5,138)
Present value of future minimum lease payments	$10,960

Neither the Company nor any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the operating results or financial position of the Company.

7. Other assets:

The major components of other assets at December 31, 2023 and 2022 are summarized as follows:

(Dollars in thousands)		December 31, 2023	December 31, 2022
Other real estate owned	$		$121
Mortgage servicing rights		870	914
Prepaid shares tax		949	48
Prepaid pension		3,764	2,314
Prepaid expenses		4,840	3,038
Restricted equity securities (FHLB and other)		5,180	9,630
Investment in low income housing partnership		5,015	5,446
Interest rate swaps		19,278	21,794
Interest rate floor			1
Other assets		2,353	2,765
Total		$42,249	$46,071

Interest rate swaps balance represents the fair value of our commercial loan back-to-back swaps and is lower due to lower market rates. The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $134.9 million at December 31, 2023 and $144.7 million at December 31, 2022.

8. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2023 and 2022 are summarized as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Interest-bearing deposits:
Money market accounts	$782,243	$685,323
NOW accounts	796,426	772,712
Savings accounts	429,011	523,931
Time deposits less than $250	505,409	199,136
Time deposits $250 or more	121,265	92,731
Total interest-bearing deposits	2,634,354	2,273,833
Noninterest-bearing deposits	644,683	772,765
Total deposits	$3,279,037	$3,046,598

The aggregate amounts of maturities for all time deposits at December 31, 2023, are summarized as follows:

(Dollars in thousands)
2024	$331,713
2025	53,168
2026	98,471
2027	46,401
2028	92,860
Thereafter	4,061
$626,674

Time deposits less than $250 thousand included $261.0 million and $23.6 million, at December 31, 2023 and December 31, 2022, respectively.

The aggregate amount of deposits reclassified as loans was $0.2 million at December 31, 2023, and $0.6 million at December 31, 2022. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses.

9. Short-term borrowings:

Short-term borrowings consisted of FHLB advances representing overnight borrowings or borrowings with original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties at December 31, 2023, 2022 and 2021:

	At and for the year ended December 31, 2023
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Period
Other borrowings	$17,590	$19,160	$28,470	5.54%	5.35%
FHLB advances		19,171	158,000	4.48
Total short-term borrowings	$17,590	$38,331	$186,470	5.01%	5.35%

	At and for the year ended December 31, 2022
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
Other borrowings	$14,530	$10,033	$16,100	2.10%	4.33%
FHLB advances	100,400	32,647	125,975	2.73	4.45
Total short-term borrowings	$114,930	$42,680	$142,075	2.58%	4.43%

At and for the year ended December 31, 2021
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$	$13,973	$50,000	0.56%		%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2023, the maximum borrowing capacity was $1.2 billion of which $25.0 million was outstanding in long-term debt and $345.4 million was used to issue standby letters of credit to collateralize public fund deposits. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day. At December 31, 2023 $1.8 billion in loans were pledged to the FHLB providing $1.2 billion in available borrowing capacity. At December 31, 2022 $1.6 billion in loans were pledged to the FHLB providing $1.2 billion in available borrowing capacity.

The Company also has unsecured line of credit agreements with two correspondent banks, where the total line amount was $18.0 million at December 31, 2023 and 2022. There were no amounts outstanding on either line of credit at December 31, 2023 or 2022. Interest on these borrowings accrues daily based on the daily federal funds rate.

In addition to borrowings from FHLB and correspondent bank lines of credit, we have availability through the Federal Reserve Bank’s Discount Window and Bank Term Funding Program (BTFP) of $257.4 million and $191.0 million at December 31, 2023, respectively. The FRB’s Borrower-in-custody program allows depository institutions to pledge loans as collateral for Discount Window advances while retaining possession of the loan documentation. The BTFP allows depository institutions to borrow up to the par value of eligible securities pledged at the FRB. The Company tested the BTFP borrowing line during 2023 as part of its contingent liquidity plan. At December 31, 2023 $365.8 million in loans were pledged as collateral for the borrower-in-custody program and provided $246.1 million in borrowing capacity. At December 31, 2023, $191.0 million in securities were pledged to the BTFP while $11 thousand was pledged to the Discount Window. At the expiration of the BTFP on March 11, 2024, the Company’s intent is to transfer the eligible securities pledged to the Federal Reserve discount window.

At December 31, 2022 $349.9 million in loans were pledged as collateral for the borrower-in-custody program and provided $232.2 million in borrowing capacity. At December 31, 2022, $24 thousand was pledged to the Discount Window.

10. Long-term debt:

Long-term debt, consisting of advances from the FHLB, at December 31, 2023 and 2022 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed		December 31, 2023	December 31, 2022
March 2023	4.69%	$		$555
March 2025	4.37		10,000
March 2026	4.20		15,000
			$25,000	$555

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2023 are as follows:

(Dollars in thousands)
2025	$10,000
2026	15,000
$25,000

The FHLB advances are not convertible and have a fixed rate. There were two new long-term advances entered into with the FHLB during 2023 and none in 2022.

11. Subordinated debt:

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

12. Fair value of financial instruments:

The following methods and assumptions were used by the Company to construct the summary table below containing the fair values and related carrying amounts of financial instruments measured at fair value:

 Investment securities: The fair values of marketable equity securities are based on quoted market prices from active exchange markets. The fair values of debt securities are based on pricing from a matrix pricing model and quoted market prices.

Individually evaluated loans: Fair values for individually evaluated loans are estimated using discounted cash flow analysis determined by the loan review function or underlying collateral values, where applicable.

Interest rate swaps and floors:   Values of these instruments are obtained through an independent pricing source utilizing information which may include market observed quotations for swaps, market index rates, forward rates and rate volatility. Derivative contracts create exposure to interest rate movements as well as risks from the potential of non-performance of the counterparty.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022 are summarized as follows:

	Fair Value Measurement Using
			Quoted Prices in	Significant	Significant
			Active Markets for	Other Observable	Unobservable
(Dollars in thousands)			Identical Assets	Inputs	Inputs
December 31, 2023	Amount		(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities		$184,057	$184,057	$	$
U.S. government-sponsored enterprises		2,152		2,152
State and municipals:
Taxable		57,100		57,100
Tax-exempt		67,124		67,124
Mortgage-backed securities:
U.S. government agencies		724		724
U.S. government-sponsored enterprises		84,040		84,040
Corporate debt securities		3,730		3,730
Common equity securities		98	98
Total investment securities		$399,025	$184,155	$214,870	$
Interest rate floor-other assets	$			$
Interest rate swap-other assets		$19,278		$19,278
Interest rate swap-other liabilities		$(18,808)		$(18,808)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2022	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$180,297	$180,297	$	$
U.S. government-sponsored enterprises	16,370		16,370
State and municipals:
Taxable	55,358		55,358
Tax-exempt	88,407		88,407
Mortgage-backed securities:
U.S. government agencies	942		942
U.S. government-sponsored enterprises	132,703		132,703
Corporate debt securities	3,626		3,626
Common equity securities	110	110
Total investment securities	$477,813	$180,407	$297,406	$
Interest rate floor-other assets	$1		$1
Interest rate swap-other assets	$21,794		$21,794
Interest rate swap-other liabilities	$(21,466)		$(21,466)

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2023 and 2022 are summarized as follows:

Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2023	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$4,740	$	$	$4,740

Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2022	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$220	$	$	$220

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2023	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$4,740	Appraisal of collateral	Appraisal adjustments	22.8% to 82.4% (63.6)%
			Liquidation expenses	3.0% to 6.0% (5.2)%

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2022	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$220	Appraisal of collateral	Appraisal adjustments	21.6% to 97.0% (77.7)%
			Liquidation expenses	3.0% to 6.0% (4.9)%

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

The carrying and fair values of the Company’s financial instruments at December 31, 2023 and 2022 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2023	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$187,365	$187,365	$187,365	$	$
Investment securities:
Available-for-sale	398,927	398,927	184,057	214,870
Common equity securities	98	98	98
Held-to-maturity	84,851	71,698		71,698
Net loans	2,828,002	2,593,151			2,593,151
Accrued interest receivable	12,734	12,734		12,734
Mortgage servicing rights	870	1,745		1,745
Restricted equity securities (FHLB and other)	5,180	5,180		5,180
Interest rate floor
Interest rate swaps	19,278	19,278		19,278
Total	$3,537,555	$3,290,426
Financial liabilities:
Deposits	$3,279,037	$3,274,774	$	$3,274,774	$
Short-term borrowings	17,590	17,590		17,590
Long-term debt	25,000	24,924		24,924
Subordinated debt	33,000	45,504		45,504
Accrued interest payable	5,765	5,765		5,765
Interest rate swaps	18,808	18,808		18,808
Total	$3,379,200	$3,387,365

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2022	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$37,868	$37,868	$37,868	$	$
Investment securities:
Available-for-sale	477,703	477,703	180,297	294,706
Common equity securities	110	110	110
Held-to-maturity	91,179	76,563		76,563
Net loans	2,702,644	2,562,780			2,562,780
Accrued interest receivable	11,715	11,715		11,715
Mortgage servicing rights	914	1,762		1,762
Restricted equity securities (FHLB and other)	9,630	9,630		9,630
Interest rate floor	1	1		1
Interest rate swaps	21,794	21,794		21,794
Total	$3,353,558	$3,199,926
Financial liabilities:
Deposits	$3,046,598	$3,035,615	$	$3,035,615	$
Short-term borrowings	114,930	114,743		114,743
Long-term debt	555	555		555
Subordinated debt	33,000	53,998		53,998
Accrued interest payable	903	903		903
Interest rate swaps	21,466	21,466		21,466
Total	$3,217,452	$3,227,280

13. Derivatives and hedging activities:

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss, (AOCI) and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that no amount will be reclassified as a reduction to interest income.

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

As of December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)			Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	2023		2022	2023		2022
AFS Securities (1)	$143,573	$		$871	$
Fixed Rate Loans (2)	50,462			462
Total	$194,035	$		$1,333	$
(1)	Fixed Rate AFS Securities. These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $143.6 million. The amounts of the designated hedged items were $100.0 million.

(2)	Fixed Rate Loan Assets. These amounts include the carrying value of fixed rate loan assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2023, the principal value of the hedged item was $50.0 million.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of December 31, 2023, the Company had 109 interest rate swaps with an aggregate notional amount of $476.5 million related to this program.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2023 and December 31, 2022.

Fair Values of Derivative Instruments
		Derivative Assets						Derivative Liabilities

		As of December 31, 2023				As of December 31, 2022 (1)		As of December 31, 2023			As of December 31, 2022
(Dollars in thousands)		Notional Amount	Balance Sheet Location		Fair Value	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location		Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$		Other Assets	$		Other Assets	$1	$150,000	Other Liabilities	$1,270	Other Liabilities	$
Total derivatives designated as hedging instruments				$			$1			$$1,270		$

Derivatives not designated as hedging instruments
Interest Rate Products		$230,323	Other Assets		$19,833	Other Assets	$22,195	$230,323	Other Liabilities	$19,364	Other Liabilities		$21,466
Other Contracts		8,403	Other Assets		3	Other Assets		7,408	Other Liabilities		Other Liabilities
Total derivatives not designated as hedging instruments					$19,836		$22,195			$19,364			$21,466
(1)	The notional amount of interest rate floor at December 31, 2022 was $25.0 million. Notional asset amount of interest rate swaps at December 31, 2022 was $187.3 million and $1.5 million for risk participation agreements.

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive (Loss) Income

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive (loss) income as of December 31, 2023 and December 31, 2022.

(Dollars in thousands) Twelve months ended December 31, 2023	Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component	Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of (Loss) Reclassified from Accumulated OCI into Income		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(1)	$		$(1)	Interest Income	$(48)	$		$(48)
Total	$(1)	$		$(1)		$(48)	$		$(48)

(Dollars in thousands) Twelve months ended December 31, 2022	Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component	Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated OCI into Income		Amount of Gain Reclassified from Accumulated OCI into Income Included Component	Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$(515)		$(497)	$(18)	Interest Income	$212		$276	$(64)
Total	$(515)		$(497)	$(18)		$212		$276	$(64)

*     Amounts disclosed are gross and not net of taxes.

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income (Loss)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income (loss) as of December 31, 2023 and December 31, 2022.

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the twelve months ended December 31,
	2023	2022
(Dollars in thousands)	Interest Income	Interest Income

Total amounts of income and expense line items presented in the statements of income and comprehensive
income (loss) in which the effects of fair value or cash flow hedges are recorded.	$142	$212

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	871
Derivatives designated as hedging instruments	(681)
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of (loss) gain reclassified from AOCI into income	(48)	212
Amount of gain reclassified from AOCI into income - Included Component		276
Amount of (loss) reclassified from AOCI into income - Excluded Component	$(48)	$(64)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income (Loss)

The tables below present the effect of the Company’s other derivative financial instruments on the consolidated statements of income and comprehensive income (loss) for the years ended December 31, 2023 and 2022.

		Amount of Gain or (Loss)	Amount of Gain
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income
	Recognized in Income on	Twelve Months Ended	Twelve Months Ended
(Dollars in thousands)	Derivative	December 31, 2023	December 31, 2022
Derivatives Not Designated as Hedging Instruments:
Interest Rate Products	Other income / (expense)	$(262)	$516
Other Contracts	Other income / (expense)	(6)	5
Total		$(268)	$521

Fee Income	Fee income	$652	$106

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
as of December 31, 2023
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$19,833	$	$19,833	$	$17,590	$2,243

Offsetting of Derivative Liabilities
as of December 31, 2023
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$20,633	$	$20,633	$20,633	$	$
*Cash collateral of $2,450 was paid but not presented as an offset above.

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

As of December 31, 2023, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.7 million. As of December 31, 2022, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.0 thousand.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $2.5 million against its obligations under these agreements as of December 31, 2023 and had no posted collateral at December 31, 2022. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

14. Stock plans:

In May 2017, the Company’s stockholders approved the 2017 equity incentive plan (“2017 Plan”). In May 2023, the Company’s stockholders approved the 2023 equity incentive plan (“2023 Plan”). Under the 2017 Plan and 2023 Plan, the Compensation Committee of the Board of Directors has the authority to, among other things:

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

As of December 31, 2023, 98,403 shares of the Company’s common stock were available for grant as awards pursuant to the 2023 Plan. While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan. If any outstanding 2017 Plan awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others under the 2023 Plan.

The 2017 Plan and 2023 Plan authorize grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

In 2023, the Company awarded 5,206 shares of non-performance-based restricted stock and 18,222 performance-based restricted stock units under the 2023 Plan. In 2022, the Company awarded 4,397 shares of non-performance-based restricted stock and 15,390 performance-based restricted stock units under the 2017 Plan.

In 2023, 4,139 shares of non-performance-based and 12,652 shares of performance based restricted stock granted under the 2017 Plan vested and 12,524 of these shares were surrendered under the provisions of the 2017 Plan. In 2022, 3,846 shares of non-performance-based and 12,557 shares of performance based restricted stock granted under the 2017 Plan vested and there were 195 shares forfeited under the provisions of the 2017 Plan.

The non-performance-based restricted stock grants made in 2023, 2022 and 2021 vest equally over three years from the grant date. The performance-based restricted stock units vest three years after the grant date and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on equity or tangible equity that determines the number of restricted stock units that may vest.

The activity related to the 2017 and 2023 Plan for each of the years ended December 31, 2023, 2022 and 2021 was as follows:

(Dollars in thousands)	2023	2022	2021
Nonvested, January 1	39,470	36,281	31,923
Granted shares	23,428	19,787	19,818
Vested shares	16,791	16,403	15,460
(Surrendered) Forfeited shares	(12,524)	195
Nonvested, December 31	58,631	39,470	36,281

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

The Company recognized expense for awards granted under the 2017 and 2023 plan of $0.9 million in 2023, $0.5 million in 2022 and $0.5 million in 2021. As of December 31, 2023, the Company had $1.2 million of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of 1.7 years.

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

The Company contributed $0.2 million and $0.3 million to the ESOP for 2022 and 2021. There was no ESOP contribution in 2023. The Company contributed $1.4 million in 2023, $1.3 million in 2022 and $1.2 million in 2021, to the Retirement Profit Sharing Plan, which was comprised of a safe harbor contribution of $0.8 million, $0.7 million and $0.7 million, respectively and a discretionary match of $0.6 million, $0.6 million and $0.6 million, respectively.

The Company established a SERP Plan to replace certain 401(k) plan benefits lost due to compensation limits imposed on qualified plans by federal tax law. The annual benefit is a maximum of 6 percent of the executive compensation in excess of Federal limits. The total liability associated with this plan was $180 thousand at December 31, 2023 and 2022, respectively. The expense associated with the plan was $19 thousand, $20 thousand and $19 thousand for 2023, 2022 and 2021 respectively.

The Company has SERPs for the benefit of certain officers. At December 31, 2023 and 2022, other liabilities include $3.1 million and $2.8 million accrued under the plans. Compensation expense includes approximately $0.4 million, $0.4 million and $0.4 million relating to these SERPs for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Information related to the Employees’ Pension Plan at December 31, 2023 and 2022 is as follows:

	Pension Benefits
(Dollars in thousands)	2023	2022
Change in benefit obligation:
Benefit obligation, beginning	$13,792	$18,066
Interest cost	655	456
Change in experience gain	2	26
Change in actuarial assumptions	306	(3,899)
Benefits paid	(910)	(857)
Benefit obligation, ending	13,845	13,792
Change in plan assets:
Fair value of plan assets, beginning	16,106	19,257
Actual return on plan assets	2,413	(2,294)
Employer contributions
Benefits paid	(910)	(857)
Fair value of plan assets, ending	17,609	16,106
Funded status at end of year	$3,764	$2,314

The Company utilized the mortality scale within the mortality tables from MP 2021 to re-measure its pension plan at December 31, 2023 and 2022. The change in the discount rate from 4.93 percent to 4.73 percent resulted in an increase to the benefit obligation of $0.3 million in 2023 and a decrease of $3.9 million in 2022.

Amounts recognized in the consolidated balance sheets at December 31, 2023 and 2022 are as follows:

	Pension Benefits
(Dollars in thousands)	2023	2022
(Other Assets)/Other Liabilities	$(3,764)	$(2,314)
Amounts recognized in the accumulated other comprehensive loss consist of:
Net actuarial gain	(4,370)	(5,499)
Deferred taxes	956	1,184
Net amount recognized	$(3,414)	$(4,315)

The accumulated benefit obligation for the defined benefit pension plan was $13.8 million at December 31, 2023 and 2022.

Components of net periodic pension income and other amounts recognized in other comprehensive income (loss) are as follows:

(Dollars in thousands)	Pension Benefits
Twelve Months Ended December 31,	2023	2022	2021
Net periodic pension income:
Interest cost	$655	$456	$419
Expected return on plan assets	(1,170)	(1,407)	(1,288)
Amortization of unrecognized net loss	194	198	301
Net periodic pension income:	(321)	(753)	(568)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss	655	456	419
Deferred tax	(141)	(96)	(88)
Total recognized in other comprehensive income (loss)	514	360	331
Total recognized in net period pension cost and other comprehensive income (loss)	$193	$(393)	$(237)

Weighted-average assumptions used to determine benefit obligations and related expenses were as follows:

	Pension Benefits
	2023	2022	2021
Discount rate:
Obligation	4.73%	4.93%	2.59%
Expense	4.93	2.59	2.25
Expected long-term return on plan assets	7.50%	7.50%	7.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2023 and 2022, by asset category are as follows:

	2023	2022
Asset Category:
Cash and cash equivalents	4.4%	4.7%
Equity securities	63.3	60.3
Corporate bonds	18.1	19.5
U.S. government securities	14.2	15.5
	100.0%	100.0%

Fair value measurement of pension plan assets at December 31, 2023 and 2022 is as follows:

	December 31, 2023
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$783	$783	$	$
Equity securities:
U.S. large cap	9,482	9,482
International	1,671	1,671
Fixed income securities:
U.S. Treasuries	343		343
U.S. government agencies	2,149		2,149
Corporate bonds	3,181		3,181
Total	$17,609	$11,936	$5,673	$

	December 31, 2022
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$759	$759	$	$
Equity securities:
U.S. large cap	7,365	7,365
International	2,338	2,338
Fixed income securities:
U.S. Treasuries	511		511
U.S. government agencies	1,991		1,991
Corporate bonds	3,142		3,142
Total	$16,106	$10,462	$5,644	$

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

There is no Company stock included in equity securities at December 31, 2023 or 2022. The Company has not determined the amount of the expected contribution to the Employees’ Pension Plan for 2024.

The following benefit payments are expected to be paid in the next five years and in the aggregate for the five years thereafter:

(Dollars in thousands)	Pension Benefits
2024	$966
2025	999
2026	1,022
2027	1,030
2028	1,024
Thereafter	4,946

16. Income taxes:

The current and deferred amounts of the provision for income taxes expense for each of the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

(Dollars in thousands)	2023	2022	2021
Current	$3,853	$6,665	$9,548
Deferred	1,268	611	450
Total income tax expense	$5,121	$7,276	$9,998

The components of the net deferred tax asset at December 31, 2023 and 2022 are summarized as follows:

(Dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for loan losses	$4,789	$5,916
Lease liability	2,397	1,787
Defined benefit plan	1,635	1,798
Deferred compensation	694	860
Deferred loan fees and costs		59
Investment securities available for sale	11,270	14,266
Other	339	196
Total	21,124	24,882
Deferred tax liabilities:
Lease right-of-use assets	2,313	1,718
Premises and equipment, net	2,109	1,692
Merger related accounting	474	472
Deferred loan costs	92
Accrued compensation	1,912	1,872
Other	454	389
Total	7,354	6,143
Net deferred tax asset	$13,770	$18,739

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 21.0 percent for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 is summarized as follows:

	2023		2022		2021
(Dollars in thousands, except percents)	Amount	%	Amount	%	Amount	%
Provision for income tax at statutory rate	$6,825	21.00%	$9,527	21.00%	$11,239	21.00%
State tax, net of federal benefit	397	1.22	216	0.63	475	0.89
Tax exempt interest	(1,057)	(3.25)	(1,400)	(3.09)	(1,194)	(2.23)
Bank owned life insurance income	(221)	(0.68)	(205)	(0.45)	(119)	(0.22)
Residential housing program tax credits	(755)	(2.32)	(911)	(2.01)	(1,091)	(2.04)
Nondeductible transaction costs	179	0.55
Other, net	(247)	(0.76)	49	(0.04)	688	1.29
Total	$5,121	15.76%	$7,276	16.04%	$9,998	18.69%

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

The Company follows FASB ASC Topic 740 “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes. The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2023, 2022 and 2021. The Company does not have an accrual for uncertain tax positions as of December 31, 2023, 2022 or 2021, as deductions take or benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2020 and thereafter are subject to examination by tax authorities.

17. Parent Company financial statements:

CONDENSED BALANCE SHEETS

(Dollars in thousands)	2023	2022
Assets:
Cash and cash equivalents	$188	$359
Equity securities	98	110
Investment in bank subsidiary	372,348	346,734
Other assets	936	1,295
Total assets	$373,570	$348,498

Liabilities and Stockholders’ Equity:
Subordinated debt	$33,000	$33,000
Accrued interest payable	148	148
Stockholders’ equity	340,422	315,350
Total liabilities and stockholders’ equity	$373,570	$348,498

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	2023	2022	2021
Income:
Dividends from subsidiaries	$20,158	$11,325	$17,593
Other income	4	3	4
Unrealized holding (losses) gains on equity securities	(11)	(31)	2
Total income	20,151	11,297	17,599
Expense:
Acquisition related expenses	1,580
Interest expense on subordinated debt	1,774	1,774	1,774
Other expenses	1,538	1,188	222
Total expenses	4,892	2,962	1,996
Income before taxes and undistributed income	15,259	8,335	15,603
Income tax benefit	(857)	(624)	(410)
Income before undistributed income of subsidiaries	16,116	8,959	16,013
Equity in undistributed net income of subsidiaries	11,264	29,131	27,506
Net income	$27,380	$38,090	$43,519

condensed Statements of Cash Flows

(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$27,380	$38,090	$43,519
Adjustments:
Net losses (gains) on investment securities	11	31	(2)
Undistributed net income of subsidiaries	(11,264)	(29,131)	(27,506)
Decrease (increase) in other assets	359	(591)	(429)
Decrease in other liabilities		(40)
Stock based compensation	888	534	546
Net cash provided by operating activities	17,374	8,893	16,128
Cash flows from financing activities:
Retirement of common stock	(5,886)	(1,253)	(2,361)
Cash dividends paid	(11,659)	(11,325)	(10,792)
Net cash used in financing activities	(17,545)	(12,578)	(13,153)
(Decrease) increase in cash and cash equivalents	(171)	(3,685)	2,975
Cash and cash equivalents at beginning of year	359	4,044	1,069
Cash and cash equivalents at end of year	$188	$359	$4,044

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

Although subject to the aforementioned regulatory restrictions, the Company’s consolidated retained earnings at December 31, 2023 and 2022 were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

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

The amount of funds available for transfer from Peoples Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2023, the maximum amount available for transfer from Peoples Bank to the Company in the form of loans amounted to $37.5 million. At December 31, 2023 and 2022, there were no loans outstanding, nor were any advances made during 2023 and 2022.

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

Risk-based capital rules require that banks and holding companies maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

Peoples Bank met the capital requirement for the “well capitalized” category under the regulatory framework for prompt corrective action at December 31, 2023. To be categorized as well capitalized, Peoples Bank must maintain certain minimum Tier I risk-based, total risk-based and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. Regulators may assign Peoples Bank to a lower capitalization category based on factors other than capital.

The Company and Bank are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.00% (a minimum of 4.50% plus a capital conservation buffer of 2.50%), a Tier 1 capital to risk-weighted assets ratio of at least 8.50% (a minimum of 6.00% plus a capital conservation buffer of 2.50%), a total capital to risk-weighted assets ratio of at least 10.50% (a minimum of 8.00% plus a capital conservation buffer of 2.50%), and a Tier 1 leverage ratio of at least 4.00%. Management believes that, as of December 31, 2023, the Company and the Bank met all capital adequacy requirements to which it is subject.

The Company and Peoples Bank’s actual capital ratios at December 31, 2023 and 2022, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	December 31, 2023
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$321,403	12.10%	$119,577	4.50%	NA	NA
Peoples Bank	353,330	13.30	119,561	4.50	$172,699	6.50%
Tier 1 capital to risk-weighted assets:
Company	321,403	12.10	159,436	6.00	NA	NA
Peoples Bank	353,330	13.30	159,414	6.00	212,552	8.00
Total capital to risk-weighted assets:
Company	376,341	14.16	212,581	8.00	NA	NA
Peoples Bank	375,268	14.12	212,552	8.00	265,690	10.00
Tier 1 capital to average assets:
Company	321,403	8.50	151,252	4.00	NA	NA
Peoples Bank	353,330	9.34%	151,274	4.00%	189,093	5.00%
NA = not applicable

	December 31, 2022
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$308,211	11.13%	$124,569	4.50%	NA	NA
Peoples Bank	339,596	12.27	124,563	4.50	$179,924	6.50%
Tier 1 capital to risk-weighted assets:
Company	308,211	11.13	166,093	6.00	NA	NA
Peoples Bank	339,596	12.27	166,083	6.00	221,444	8.00
Total capital to risk-weighted assets:
Company	335,683	12.13	221,457	8.00	NA	NA
Peoples Bank	367,068	13.26	221,444	8.00	276,806	10.00
Tier 1 capital to average assets:
Company	308,211	9.03	136,559	4.00	NA	NA
Peoples Bank	339,596	9.69	140,167	4.00	175,209	5.00
NA = not applicable

19. Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2023 and 2022 are as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Net unrealized loss on investment securities available for sale	$(51,527)	$(66,250)
Income tax benefit	(11,270)	(14,266)
Net of income taxes	(40,257)	(51,984)
Benefit plan adjustments	(4,370)	(5,499)
Income tax benefit	(956)	(1,184)
Net of income taxes	(3,414)	(4,315)
Derivative adjustments	(871)	(47)
Income tax benefit	(191)	(10)
Net of income taxes	(680)	(37)
Accumulated other comprehensive loss	$(44,351)	$(56,336)

Other comprehensive income (loss) and related tax effects for the years ended December 31, 2023, 2022 and 2021 are as follows:

(Dollars in thousands)	2023	2022	2021
Unrealized gain (loss) on investment securities available for sale	$14,804	$(66,435)	$(11,487)
Net (gain) loss on the sale of investment securities available for sale (1)	(81)	1,976
Other comprehensive income (loss) on available for sale debt securities	14,723	(64,459)	(11,487)
Benefit plans:
Amortization of actuarial loss (2)	194	198	301
Actuarial gain	935	172	1,808
Net change in benefit plan liabilities	1,129	370	2,109
Net change in derivatives	(824)	(728)	(322)
Other comprehensive income (loss) before taxes	15,028	(64,817)	(9,700)
Income tax expense (benefit)	3,043	(13,995)	(2,037)
Other comprehensive income (loss)	$11,985	$(50,822)	$(7,663)

(1)	Represents amounts reclassified out of accumulated comprehensive income (loss) and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
(2)	Represents amounts reclassified out of accumulated comprehensive income (loss) and included in the computation of net periodic pension expense. Refer to Note 15 included in these consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2023, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2023, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2023.

Baker Tilly US, LLP, the Company’s independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2023 has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2023. That report is included in Item 8 of this Annual Report on Form 10-K.

/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)
/s/ John R. Anderson III
John R. Anderson III Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 15, 2024

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.Other Information.

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, under the following captions:

●	Proposal 1 – Election of Directors;
●	Board of Directors and Committees;
●	Executive Officers and Compensation;
●	Certain Relationships and Related Transactions;
●	Code of Ethics; and
●	Delinquent Section 16(a) Reports.

Item 11.	Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, under the following captions:

●	Executive Officers and Compensation;
●	Certain Relationships and Related Transactions;
●	Equity Compensation Plan Information;
●	Pay ratio disclosure;
●	Pay versus performance disclosure;
●	2023 Director Compensation; and
●	Certain Relationships and Related Transactions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December

31, 2023, under the caption “Certain Relationships and Related Transactions” and “Board of Directors and Committees – Director Independence.”

Item 14.	Principal Accountant Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, under the caption “Proposal 3 – Ratification of the Appointment of Baker Tilly US, LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2024.”

Part Iv

Item 15.	Exhibits, Financial Statement Schedules.
(a)	(1). The following consolidated financial statements are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 23)

Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Income and Comprehensive Income (Loss)

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

2.1

Agreement and Plan of Merger, dated as of September 27, 2023, by and between Peoples Financial Services Corp. and FNCB Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2023)

3.1	Peoples Financial Services Corp. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K filed with the Commission on March 17, 2014).
3.2

Articles of Amendment to the Articles of Incorporation of Peoples Financial Services Corp., effective as of May 19, 2020 (incorporated by reference to Exhibit 3.2 to registrant’s quarterly report on Form 10-Q filed with the Commission on August 10, 2020)

3.3

Second Amended and Restated Bylaws of Peoples Financial Services Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2023)

3.4

Conditional amendments to Sections 11.3 and 11.5 of the Second Amended and Restated Bylaws of Peoples Financial Services Corp. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on November 2, 2023)

4.1

Certain instruments relating to long-term debt of the registrant and its consolidated subsidiaries not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.2	Description of Common Stock (incorporated by reference to exhibit 4.2 to the registrant’s Form 10-K filed with the Commission on March 15, 2023)
10.1	Peoples Financial Services Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of registrant’s current report on Form 8-K filed with the SEC on May 23, 2017)*
10.2	Peoples Financial Services Corp. 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on April 5, 2023)*
10.3

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

10.5	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.4 to Penseco’s registration statement on Form S-8 (File No. 333-166886) filed with the SEC on May 17, 2010)*
10.6

Form of Performance-Based Restricted Stock Unit Award Agreement for the Peoples Financial Services Corp. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 of the registrant’s registration on Form S-8 (File No. 333-272482) with the Commission on June 7, 2023)*

10.7

Form of Restricted Stock Award Agreement for the Peoples Financial Services Corp. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the registrant’s registration statement on Form S-8 (File No. 333-272482) with the Commission on June 7, 2023)*

10.8

Peoples Security Bank and Trust Company Employee Stock Ownership Plan, amended and restated as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed with the SEC on May 5, 2017)*

10.9

2016 Compliance Amendment to the Peoples Security Bank and Trust Company Employee Stock Ownership Plan.(incorporated by reference to Exhibit 10.6 to registrant’s Form 10-K filed with the SEC on March 16, 2022)*

10.10	Amendment #2 to the Peoples Security Bank and Trust Company Employee Stock Ownership Plan.(incorporated by reference to Exhibit 10.7 to registrant’s Form 10-K filed with the SEC on March 16, 2022)*
10.11

Peoples Security Bank and Trust Company Executive Cash Bonus Plan, amended and restated as of May 8, 2020 (incorporated by reference to Exhibit 10.1 attached to the registrant’s current report on Form 8-K filed with the Commission on May 12, 2020)*

Exhibit No.	Description of Exhibit

10.12

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

10.14

First Amendment to Employment Agreement dated December 31, 2015, by and among Peoples Financial Services Corp., Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 of the current report of Penseco Financial Services Corp. on Form 8-K filed with the SEC on January 6, 2016)*

10.15

Amended and Restated Deferred Compensation Plan #2, dated April 22, 2014, by and between Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on April 28, 2014)*

10.16

First Amendment to Amended and Restated Deferred Compensation Plan #2, dated August 29, 2015, by and between Peoples Security Bank and Trust Company and Craig Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on September 3, 2015)*

10.17

Second Amendment to Amended and Restated Deferred Compensation Plan #2, dated January 30, 2020, by and between Peoples Security Bank and Trust and Craig Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on January 31, 2020)*

10.18

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

10.28

Second Amendment to Employment Agreement among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Timothy H. Kirtley (Incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed with the Commission on August 10, 2020)*

Exhibit No.	Description of Exhibit

10.29

Change in Control Severance Agreement, dated as of January 5, 2021, by and between Peoples Security Bank and Trust Company and John R. Anderson, III (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on January 8, 2021)*

10.30

Amended & Restated Severance Agreement, dated as of September 27, 2023, by and between Peoples Security Bank and Trust Company and John R. Anderson, III (incorporated by reference to Exhibit 99.3 to Peoples Financial Services Corp’s Current Report on Form 8-K filed on September 27, 2023)*

10.31

Supplemental Executive Retirement Plan Agreement, dated March 30, 2022, by and between Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Timothy H. Kirtley (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed with the Commission on April 1, 2022)*

10.32

Supplemental Executive Retirement Plan Agreement, dated March 30, 2022, by and between Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and John R. Anderson, III (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the Commission on April 1, 2022)*

10.33

Deferred Compensation Plan by and between Peoples Security Bank and Trust Company and Susan L. Hubble adopted April 1, 2022 (incorporated by reference to exhibit 10.3 to registrant’s quarterly report on Form 10-Q filed with the Commission on August 8, 2022)*

21.1	List of Subsidiaries
23.1	Consent of Baker Tilly US, LLP
24.1	Power of Attorney (Included as part of signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant
97	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	- Management contract or compensatory plan or arrangement

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

Name	Title	Date

/s/ William E. Aubrey II	Director and Chairman of the Board	March 15, 2024
William E. Aubrey II

/s/ Craig W. Best	Director and Chief Executive Officer	March 15, 2024
Craig W. Best	(Principal Executive Officer)

/s/ John R. Anderson III	Executive Vice President and Chief Financial Officer	March 15, 2024
John R. Anderson III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sandra L. Bodnyk	Director	March 15, 2024
Sandra L. Bodnyk

/s/ Ronald G. Kukuchka	Director	March 15, 2024
Ronald G. Kukuchka

Name	Title	Date

/s/ Richard S. Lochen, Jr.	Director	March 15, 2024
Richard S. Lochen, Jr.

/s/ James B. Nicholas	Director	March 15, 2024
James B. Nicholas

/s/ Eliza Zúñiga Ramirez	Director	March 15, 2024
Eliza Zúñiga Ramirez

/s/ Joseph T. Wright, Jr.	Director	March 15, 2024
Joseph T. Wright, Jr.