Form 10-Q
period 2024-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2024-05-08
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,057,258 at April l, 2024.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2024

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents
Cash and due from banks	$32,009	$33,524
Interest-bearing deposits in other banks	8,259	9,141
Federal funds sold	69,700	144,700
Total cash and cash equivalents	109,968	187,365

Investment securities:
Available for sale: Amortized cost of $448,381 and $450,454, respectively, net of allowance for credit losses of $0 at March 31, 2024 and December 31, 2023	394,413	398,927
Equity investments carried at fair value	91	98
Held to maturity: Fair value of $69,989 and $71,698, respectively, net of allowance for credit losses of $0 at March 31, 2024 and December 31, 2023	83,306	84,851
Total investment securities	477,810	483,876
Loans	2,858,412	2,849,897
Less: allowance for credit losses	22,597	21,895
Net loans	2,835,815	2,828,002
Loans held for sale	300	250
Goodwill	63,370	63,370
Premises and equipment, net	59,097	61,276
Bank owned life insurance	49,673	49,397
Deferred tax assets	14,241	13,770
Accrued interest receivable	13,565	12,734
Other assets	45,299	42,249
Total assets	$3,669,138	$3,742,289

Liabilities:
Deposits:
Noninterest-bearing	$623,408	$644,683
Interest-bearing	2,580,530	2,634,354
Total deposits	3,203,938	3,279,037
Short-term borrowings	20,260	17,590
Long-term debt	25,000	25,000
Subordinated debt	33,000	33,000
Accrued interest payable	5,327	5,765
Other liabilities	41,621	41,475
Total liabilities	3,329,146	3,401,867

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,057,258 shares at March 31, 2024 and 7,040,852 shares at December 31, 2023	14,122	14,093
Capital surplus	122,162	122,130
Retained earnings	249,123	248,550
Accumulated other comprehensive loss	(45,415)	(44,351)
Total stockholders’ equity	339,992	340,422
Total liabilities and stockholders’ equity	$3,669,138	$3,742,289

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2024	2023
Interest income:
Interest and fees on loans:
Taxable	$34,041	$30,049
Tax-exempt	1,418	1,389
Interest and dividends on investment securities:
Taxable	1,918	2,124
Tax-exempt	371	457
Dividends	2	2
Interest on interest-bearing deposits in other banks	120	14
Interest on federal funds sold	1,127	243
Total interest income	38,997	34,278

Interest expense:
Interest on deposits	18,704	9,678
Interest on short-term borrowings	262	1,086
Interest on long-term debt	270	27
Interest on subordinated debt	443	443
Total interest expense	19,679	11,234
Net interest income	19,318	23,044
Provision for credit losses	708	1,264
Net interest income after provision for credit losses	18,610	21,780

Noninterest income:
Service charges, fees, commissions and other	2,036	1,965
Merchant services income	115	118
Commission and fees on fiduciary activities	551	557
Wealth management income	361	398
Mortgage banking income	92	103
Increase in cash surrender value of life insurance	279	258
Interest rate swap (loss) gain	(24)	223
Net losses on equity investment securities	(8)	(29)
Net gains on sale of investment securities available for sale		81
Total noninterest income	3,402	3,674

Noninterest expense:
Salaries and employee benefits expense	8,839	9,080
Net occupancy and equipment expense	4,725	4,103
Acquisition related expenses	486
Amortization of intangible assets		29
Professional fees and outside services	688	619
FDIC insurance and assessments	594	501
Donations	409	397
Other expenses	2,327	1,757
Total noninterest expense	18,068	16,486
Income before income taxes	3,944	8,968
Provision for income tax expense	478	1,389
Net income	3,466	7,579

Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available for sale	(2,441)	10,836
Reclassification adjustment for net gain on sales included in net income		(81)
Change in derivative fair value	1,079	(1,970)
Other comprehensive (loss) income	(1,362)	8,785
Income tax (benefit) expense related to other comprehensive (loss) income	(298)	1,891
Other comprehensive (loss) income, net of income tax (benefit) expense	(1,064)	6,894
Comprehensive income	$2,402	$14,473

Per share data:
Net income:
Basic	$0.49	$1.06
Diluted	$0.49	$1.05
Weighted average common shares outstanding:
Basic	7,052,912	7,157,553
Diluted	7,102,112	7,198,970
Dividends declared	$0.41	$0.41

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2024	$14,093	$122,130	$248,550	$(44,351)	$340,422
Net income			3,466		3,466
Other comprehensive loss, net of tax				(1,064)	(1,064)
Cash dividends declared: $0.41 per common share			(2,893)		(2,893)
Stock compensation, including tax effects and expenses		61			61
Restricted stock issued: 14,434 shares	29	(29)
Balance, March 31, 2024	$14,122	$122,162	$249,123	$(45,415)	$339,992

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2023	$14,321	$126,850	$230,515	$(56,336)	$315,350
Cumulative impact of adoption of ASC 326, net of tax			2,364		2,364
Net income			7,579		7,579
Other comprehensive income, net of tax				6,894	6,894
Cash dividends declared: $0.41 per common share			(2,936)		(2,936)
Stock compensation, including tax effects and expenses		209			209
Restricted stock issued: 17,640 shares.	35	(35)
Share retirement: 16,573 shares	(33)	(793)			(826)
Balance, March 31, 2023	$14,323	$126,231	$237,522	$(49,442)	$328,634

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2024	2023
Cash flows from operating activities:
Net income	$3,466	$7,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	749	703
Amortization of right-of-use lease asset	140	124
Amortization of deferred loan fees, net	164	150
Amortization of intangibles		29
Amortization of low income housing partnerships	125	121
Provision for credit losses	708	1,264
Net unrealized loss on equity investment securities	8	29
Loans originated for sale	(300)	(1,244)
Proceeds from sale of loans originated for sale	252	1,245
Net gain on sale of loans originated for sale	(2)	(1)
Net amortization of investment securities	218	290
Net gain on sale of investment securities available for sale		(81)
Loss (gain) on sale of premises and equipment	9	(14)
Increase in cash surrender value of life insurance	(279)	(258)
Deferred income tax (benefit) expense	(174)	183
Stock compensation, including tax effects and expenses	61	209
Net change in:
Accrued interest receivable	(831)	37
Other assets	(1,450)	(3,019)
Accrued interest payable	(438)	1,401
Other liabilities	800	(4,198)
Net cash provided by operating activities	3,226	4,549
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale		67,362
Proceeds from repayments of investment securities:
Available for sale	1,881	2,791
Held to maturity	1,520	1,446
Net redemption of restricted equity securities	199	4,743
Net increase in loans	(8,685)	(88,086)
Purchases of premises and equipment	(216)	(2,506)
Proceeds from the sale of premises and equipment		14
Net cash used in investing activities	(5,301)	(14,236)
Cash flows from financing activities:
Net (decrease) increase in deposits	(75,099)	189,369
Proceeds from long-term debt		25,000
Repayment of long-term debt		(555)
Net increase (decrease) in short-term borrowings	2,670	(97,650)
Retirement of common stock		(826)
Cash dividends paid	(2,893)	(2,936)
Net cash (used in) provided by financing activities	(75,322)	112,402
Net (decrease) increase in cash and cash equivalents	(77,397)	102,715
Cash and cash equivalents at beginning of period	187,365	37,868
Cash and cash equivalents at end of period	$109,968	$140,583

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2024	2023
Supplemental disclosures:
Cash paid during the period for:
Interest	$20,117	$9,833
Income taxes	24	47
Noncash items:
Cumulative effect of adoption of ASC 326 on retained earnings, net of tax		2,364
Transfers of fixed assets to other real estate	1,497
Initial recognition of right-of-use assets		(785)
Initial recognition of lease liability		(820)

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

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three months ended and as of March 31, 2024, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for credit losses, fair value of financial instruments, the valuation of deferred tax assets, and impairment of goodwill. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023.

Pending Merger with FNCB Bancorp, Inc.

On September 27, 2023, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with FNCB Bancorp, Inc. (FNCB), a Pennsylvania corporation and the parent company of FNCB Bank, pursuant to which FNCB will merge with and into the Company, with the Company as the surviving entity. Immediately after such merger, FNCB Bank will merge with and into Peoples Bank, with Peoples Bank as the surviving bank and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of FNCB will be entitled to receive a fixed exchange ratio of 0.1460 shares of the Company's common stock for each share of the FNCB’s common stock. The shareholders of both Peoples and FNCB approved the merger at their respective special shareholders’ meetings held of March 22, 2024. On October 27, 2023, the Company and FNCB jointly filed a Federal Deposit Insurance Corporation ("FDIC") Interagency Bank Merger Application with the FDIC New York Regional Office and the Company filed a Pennsylvania Bank Merger Application with the Pennsylvania Department of Banking. Completion of the merger remains subject to customary closing conditions, including receipt of all required regulatory approvals.

The Merger Agreement provides certain termination rights for both the Company and FNCB and further provides that a termination fee of $4.8 million will be payable by either the Company or FNCB, as applicable, upon termination of the Merger Agreement under certain circumstances. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Merger Agreement filed by the Company as Exhibit 2.1 to this Quarterly

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Report on Form 10-Q. Pending regulatory approval, the Company expects the merger to be consummated in the second half of 2024, however, there can be no assurance that the transaction will be consummated by such date, or at all.

Second Quarter Dividend Declaration

On April 26, 2024, the Board of Directors declared a second quarter dividend of $0.41 per share. The dividend is payable on June 14, 2024 to shareholders of record as of May 31, 2024.

Recent accounting standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the required effective dates. The following should be read in conjunction with "Note 1 Summary of significant accounting policies" of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on the Company’s consolidated financial statements.

ASU 2024-01, “Compensation – Stock Compensation (Topic 718) – Scope Application of Profits Interest and Similar Awards” (ASU 2024-01) clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective January 1, 2025, including interim periods, and is not expected to have a significant impact on the consolidated financial statements.

ASU 2024-02 “Codification Improvements” (“ASU 2024-02”) amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and is not expected to have a significant impact on the financial statements.

2. Other comprehensive (loss) income:

The components of other comprehensive loss (income) and their related tax effects are reported in the consolidated statements of income and comprehensive income. The accumulated other comprehensive loss included in the consolidated balance sheets relates to net unrealized gains and losses on investment securities available for sale, benefit plan adjustments and adjustments to derivative fair values.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Net unrealized loss on investment securities available for sale	$(53,968)	$(51,527)
Income tax benefit	(11,804)	(11,270)
Net of income taxes	(42,164)	(40,257)
Benefit plan adjustments	(4,370)	(4,370)
Income tax benefit	(956)	(956)
Net of income taxes	(3,414)	(3,414)
Derivative adjustments	208	(871)
Income tax expense (benefit)	45	(191)
Net of income taxes	163	(680)
Accumulated other comprehensive loss	$(45,415)	$(44,351)

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31, 2024 and 2023:

(Dollars in thousands, except per share data)	2024		2023
For the Three Months Ended March 31,	Basic	Diluted	Basic	Diluted
Net income	$3,466	$3,466	$7,579	$7,579
Average common shares outstanding	7,052,912	7,102,112	7,157,553	7,198,970
Earnings per share	$0.49	$0.49	$1.06	$1.05

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$198,006	$	$14,107	$183,899
U.S. government-sponsored enterprises	2,412		376	2,036
State and municipals:
Taxable	67,796		10,883	56,913
Tax-exempt	75,542		8,983	66,559
Residential mortgage-backed securities:
U.S. government agencies	702		37	665
U.S. government-sponsored enterprises	88,488		18,989	69,499
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	11,435		336	11,099
Corporate debt securities	4,000		257	3,743
Total available for sale	$448,381	$	$53,968	$394,413
Held to maturity:
Tax-exempt state and municipals	$11,192	$1	$709	$10,484
Residential mortgage-backed securities:
U.S. government agencies	14,928		2,644	12,284
U.S. government-sponsored enterprises	57,186		9,965	47,221
Total held to maturity	$83,306	$1	$13,318	$69,989

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$197,920	$	$13,863	$184,057
U.S. government-sponsored enterprises	2,539		387	2,152
State and municipals:
Taxable	67,831		10,731	57,100
Tax-exempt	75,742		8,618	67,124
Residential mortgage-backed securities:
U.S. government agencies	758		34	724
U.S. government-sponsored enterprises	89,935		17,264	72,671
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	11,729		360	11,369
Corporate debt securities	4,000		270	3,730
Total available for sale	$450,454	$	$51,527	$398,927
Held to maturity:
Tax-exempt state and municipals	$11,201	$1	$660	$10,542
Residential mortgage-backed securities:
U.S. government agencies	15,400		2,653	12,747
U.S. government-sponsored enterprises	58,250		9,841	48,409
Total held to maturity	$84,851	$1	$13,154	$71,698

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

There were no investment sales during the three month period ended March 31, 2024. During the three month period ended March 31, 2023, investment securities, including U.S. Treasury bonds and mortgage-backed securities, with a par value of $65.6 million were sold at a net gain of $81 thousand. The proceeds were used to pay-down higher cost short-term borrowings.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available for sale at March 31, 2024, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Within one year	$34,591	$33,607
After one but within five years	183,827	169,269
After five but within ten years	53,597	46,456
After ten years	73,329	61,782
	345,344	311,114
Mortgage-backed and other amortizing securities	103,037	83,299
Total	$448,381	$394,413

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held to maturity at March 31, 2024, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After one but within five years	$1,194	$1,124
After five but within ten years	9,998	9,360
	11,192	10,484
Mortgage-backed securities	72,114	59,505
Total	$83,306	$69,989

Securities with a carrying value of $318.8 million and $322.4 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law and pledged to the Discount Window at the Federal Reserve.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2024, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2024
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a loss		Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Available for Sale
U.S. Treasury securities				43	$183,899	$14,107	43	$183,899	$14,107
U.S. government-sponsored enterprises				2	2,036	376	2	2,036	376
State and municipals:
Taxable				66	56,913	10,883	66	56,913	10,883
Tax-exempt	2	$578	$2	93	65,825	8,981	95	66,403	8,983
Residential mortgage-backed securities:
U.S. government agencies				3	665	37	3	665	37
U.S. government-sponsored enterprises				31	69,499	18,989	31	69,499	18,989
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				4	11,099	336	4	11,099	336
Corporate debt securities				6	3,743	257	6	3,743	257

Total	2	$578	$2	248	$393,679	$53,966	250	$394,257	$53,968

Securities Held to Maturity
State and municipals:
Tax-exempt	2	$1,168	$17	11	$6,630	$692	13	$7,798	$709
Residential mortgage-backed securities:
U.S. government agencies				4	12,284	2,644	4	12,284	2,644
U.S. government-sponsored enterprises				8	47,221	9,965	8	47,221	9,965
Total	2	$1,168	$17	23	$66,135	$13,301	25	$67,303	$13,318

	December 31, 2023
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a loss		Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Available for Sale
U.S. Treasury securities				43	$184,057	$13,863	43	$184,057	$13,863
U.S. government-sponsored enterprises				2	2,152	387	2	2,152	387
State and municipals:
Taxable	1	995	6	65	56,105	10,725	66	57,100	10,731
Tax-exempt	2	575	5	93	66,393	8,613	95	66,968	8,618
Residential mortgage-backed securities:
U.S. government agencies				3	724	34	3	724	34
U.S. government-sponsored enterprises				32	72,671	17,264	32	72,671	17,264
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				4	11,369	360	4	11,369	360
Corporate debt securities				6	3,730	270	6	3,730	270
Total	3	1,570	11	248	397,201	51,516	251	398,771	51,527

Securities Held to Maturity
State and municipals:
Tax-exempt	2	$1,438	$36	10	$6,209	$624	12	$7,647	$660
Residential mortgage-backed securities:
U.S. government agencies				4	12,747	2,653	4	12,747	2,653
U.S. government-sponsored enterprises				8	48,409	9,841	8	48,409	9,841
Total	2	$1,438	$36	22	$67,365	$13,118	24	$68,803	$13,154

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

Based on management’s assessment of the factors identified above, it is determined the fair value of all the identified investments being less than the amortized costs is primarily caused by the rapid increase in market rates and not credit quality. All interest payments have been received as scheduled, substantially all debt securities are rated above investment grade and no material downgrades announced. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the unrealized loss to be credit related, thus no allowance for credit loss expense was recorded at

March 31, 2024 or December 31, 2023.

Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $5.0 million and $5.2 million at March 31, 2024 and December 31, 2023, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

5. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2024 and December 31, 2023 are summarized as follows. The Company had net deferred loan origination fees of $0.6 million and $0.4 million at March 31, 2024 and December 31, 2023, respectively.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial and Industrial	$461,387	$368,411
Municipal	173,370	175,304
Total	634,757	543,715
Real estate
Commercial	1,783,851	1,863,118
Residential	361,490	360,803
Total	2,145,341	2,223,921
Consumer
Indirect Auto	71,675	75,389
Consumer Other	6,639	6,872
Total	78,314	82,261
Total	$2,858,412	$2,849,897

The ACL represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and held to maturity securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the ACL for loans is considered a critical accounting estimate by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

ACL. The ACL related to loans receivable and held to maturity debt securities is reported separately as a contra-asset on the consolidated balance sheets. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the consolidated balance sheets in other liabilities while the provision for credit losses related to unfunded commitments is reported in other noninterest expense in the consolidated statements of income and comprehensive income.

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $11.7 million at March 31, 2024 and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, and totaled $1.6 million and $181 thousand, respectively, at March 31, 2024 and is excluded from the estimate of credit losses, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner.

The following tables present the balance of the allowance for credit losses at March 31, 2024 and 2023. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	March 31, 2024
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Beginning Balance January 1, 2024	$2,272	$788	$14,153	$3,782	$900	$21,895
Charge-offs	(5)				(103)	(108)
Recoveries	55			2	45	102
(Credits) provisions	(35)	(90)	317	474	42	708
Ending balance	$2,287	$698	$14,470	$4,258	$884	$22,597

	March 31, 2023
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Beginning Balance January 1, 2023	$4,365	$1,247	$17,915	$3,072	$873	$27,472
Impact of adopting ASC 326	(1,683)	747	(3,344)	987	30	(3,263)
Beginning Balance January 1, 2023	2,682	1,994	14,571	4,059	903	24,209
Charge-offs	(4)				(71)	(75)
Recoveries			1	16	49	66
Provisions (credits)	(197)	324	1,120	(207)	204	1,244
Ending balance	$2,481	$2,318	$15,692	$3,868	$1,085	$25,444

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table represents the allowance for credit losses by major classification of loan and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at March 31, 2024 and December 31, 2023.

	March 31, 2024
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Ending balance	$2,287	$698	$14,470	$4,258	$884	$22,597
Ending balance: individually evaluated	46					46
Ending balance: collectively evaluated	$2,241	$698	$14,470	$4,258	$884	$22,551
Loans receivable:
Ending balance	$461,387	$173,370	$1,783,851	$361,490	$78,314	$2,858,412
Individually evaluated - collateral dependent - real estate	447		5,359	1,541		7,347
Individually evaluated - collateral dependent - non-real estate	98					98
Collectively evaluated	460,842	173,370	1,778,492	359,949	78,314	2,850,967

	December 31, 2023
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$2,272	$788	$14,153	$3,782	$900	$21,895
Ending balance: individually evaluated for impairment	10		21			31
Ending balance: collectively evaluated for impairment	$2,262	$788	$14,132	$3,782	$900	$21,864
Loans receivable:
Ending balance	$368,411	$175,304	$1,863,118	$360,803	$82,261	$2,849,897
Individually evaluated - collateral dependent - real estate	7		2,974	1,749		4,730
Individually evaluated - collateral dependent - non-real estate	10					10
Collectively evaluated	368,394	175,304	1,860,144	359,054	82,261	2,845,157

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Nonaccrual Loans

The following table presents the Company’s nonaccrual loans at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial	$539	$98	$441
Municipal
Real estate:
Commercial	5,359		5,359
Residential	882		882
Consumer	276		276
Total	$7,056	$98	$6,958

	December 31, 2023
	Total	Nonaccrual with		Nonaccrual with
	Nonaccrual	an Allowance for		no Allowance for
(Dollars in thousands)	Loans	Credit Losses		Credit Losses
Commercial	$10	$10	$
Municipal
Real estate:
Commercial	2,974	1,170		1,804
Residential	760			760
Consumer	218			218
Total	$3,962	$1,180		$2,782

Interest income recorded on nonaccrual loans was $31 thousand and $379 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively.

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

●	Pass- A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.

●	Special Mention- A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification

●	Substandard- A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

●	Doubtful – A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

●	Loss- A loan classified as Loss is considered uncollectible and of such little value that its continuance as bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(Dollars in thousands)		2024		2023		2022		2021		2020	Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial
Pass		$9,059		$43,069		$58,185		$43,439		$31,963	$89,109		$183,150	$		$457,974
Special Mention						827		172			49		832			1,880
Substandard				87		38		41			483		884			1,533
Total Commercial		9,059		43,156		59,050		43,652		31,963	89,641		184,866			461,387

Municipal
Pass		2,567		1,378		47,745		94,616		10,719	13,545		2,800			173,370
Special Mention
Substandard
Total Municipal		2,567		1,378		47,745		94,616		10,719	13,545		2,800			173,370

Commercial real estate
Pass		21,826		123,323		528,902		449,088		132,037	516,029					1,771,205
Special Mention						807		893			385					2,085
Substandard				168		1,812		1,329		159	7,093					10,561
Total Commercial real estate		21,826		123,491		531,521		451,310		132,196	523,507					1,783,851

Residential real estate
Pass		3,333		27,735		54,794		65,368		26,107	97,641		85,633		164	360,775
Special Mention
Substandard				4						329	378		4			715
Total Residential real estate		3,333		27,739		54,794		65,368		26,436	98,019		85,637		164	361,490

Consumer
Pass		3,836		24,447		27,204		10,925		4,508	4,480		2,638			78,038
Special Mention
Substandard				24		49		107		52	42		2			276
Total Consumer		3,836		24,471		27,253		11,032		4,560	4,522		2,640			78,314

Total Loans		$40,621		$220,235		$720,363		$665,978		$205,874	$729,234		$275,943		$164	$2,858,412

Gross charge-offs
Commercial	$		$		$		$		$		$5	$		$		$5
Municipal
Commercial real estate
Residential real estate
Consumer						56		39			8					103
Total Gross charge-offs	$		$			$56		$39	$		$13	$		$		$108

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	As of December 31, 2023
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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The major classifications of loans by past due status are summarized as follows:

	March 31, 2024
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$219	$179	$360	$758	$460,629	$461,387	$
Municipal					173,370	173,370
Real estate:
Commercial	3,079	3	274	3,356	1,780,495	1,783,851
Residential	633	37	1,270	1,940	359,550	361,490	656
Consumer	704	221	125	1,050	77,264	78,314
Total	$4,635	$440	$2,029	$7,104	$2,851,308	$2,858,412	$656

	December 31, 2023
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$53	$155	$10	$218	$368,193	$368,411	$
Municipal					175,304	175,304
Real estate:
Commercial	152	5	279	436	1,862,682	1,863,118
Residential	1,456	50	1,610	3,116	357,687	360,803	986
Consumer	1,069	285	85	1,439	80,822	82,261
Total	$2,730	$495	$1,984	$5,209	$2,844,688	$2,849,897	$986

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presents the activity in the ACL on off balance sheet commitments, which include commitments to extend credit, unused portions of lines of credit and standby letters of credit, for the three months ended March 31, 2024 and 2023:

(Dollars in thousands)	March 31, 2024	March 31, 2023
Beginning balance	$43	$179
Impact of adopting Topic 326		270
Provision for (credit to) credit losses recorded in noninterest expense	487	(185)
Total allowance for credit losses on off balance sheet commitments	$530	$264

The contractual amounts of off-balance sheet commitments at March 31, 2024 and 2023 are as follows:

(Dollars in thousands)	2024	2023
Commitments to extend credit	$103,497	$266,201
Unused portions of lines of credit	370,073	363,389
Standby letters of credit	61,766	54,609
	$535,336	$684,199

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings (TDRs) and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

There were no loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024 and March 31, 2023 and hence there were no loans made to borrowers experiencing financial difficulty that subsequently defaulted.

6. Other assets:

The components of other assets at March 31, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)	March 31, 2024		December 31, 2023
Other real estate owned	$1,497	$
Mortgage servicing rights	861		870
Prepaid shares tax	1,134		949
Prepaid pension	3,892		3,764
Prepaid expenses	4,884		4,840
Restricted equity securities (FHLB and other)	4,981		5,180
Investment in low income housing partnership	4,889		5,015
Interest rate swaps(1)	20,911		19,278
Other assets	2,250		2,353
Total	$45,299		$42,249

(1)	Interest rate swaps balance represents the fair value of the commercial loan back-to-back swaps.

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

During the periods ended March 31, 2024 and December 31, 2023 there were no transfers in or out of Level 3.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
March 31, 2024	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$183,899	$183,899	$	$
U.S. government-sponsored enterprises	2,036		2,036
State and municipals:
Taxable	56,913		56,913
Tax-exempt	66,559		66,559
Mortgage-backed securities:
U.S. government agencies	665		665
U.S. government-sponsored enterprises	80,598		80,598
Corporate debt securities	3,743		3,743
Common equity securities	91	91
Total investment securities	$394,504	$183,990	$210,514	$
Interest rate swap-other assets	$20,911		$20,911
Interest rate swap-other liabilities	$(20,483)		$(20,483)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2023	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$184,057	$184,057	$	$
U.S. government-sponsored enterprises	2,152		2,152
State and municipals:
Taxable	57,100		57,100
Tax-exempt	67,124		67,124
Mortgage-backed securities:
U.S. government agencies	724		724
U.S. government-sponsored enterprises	84,040		84,040
Corporate debt securities	3,730		3,730
Common equity securities	98	98
Total investment securities	$399,025	$184,155	$214,870	$
Interest rate swap-other assets	$19,278		$19,278
Interest rate swap-other liabilities	$(18,808)		$(18,808)

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
March 31, 2024	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$7,445	$	$	$7,445
Other real estate owned	$1,497			$1,497

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
March 31, 2024	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$7,445	Appraisal of collateral	Appraisal adjustments	22.8% to 94.0% (59.2)%
			Liquidation expenses	3.0% to 6.0% (5.7)%
Other real estate owned	$1,497	Appraisal of collateral	Appraisal adjustments	1.0% to 1.0% (1.0)%
			Liquidation expenses	3.0% to 6.0% (4.5)%

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2023	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$4,740	Appraisal of collateral	Appraisal adjustments	22.8% to 82.4% (63.6)%
			Liquidation expenses	3.0% to 6.0% (5.2)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at March 31, 2024 and December 31, 2023 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
March 31, 2024	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$109,968	$109,968	$109,968	$	$
Investment securities:
Available for sale	394,413	394,413	183,899	210,514
Common equity securities	91	91	91
Held to maturity	83,306	69,989		69,989
Loans held for sale	300	300		300
Net loans	2,835,815	2,617,393			2,617,393
Accrued interest receivable	13,565	13,565		13,565
Mortgage servicing rights	861	1,727		1,727
Restricted equity securities (FHLB and other)	4,981	4,981		4,981
Other assets - interest rate swaps	20,911	20,911		20,911
Total	$3,464,211	$3,233,338
Financial liabilities:
Deposits	$3,203,938	$3,199,614	$	$3,199,614	$
Short-term borrowings	20,260	20,260		20,260
Long-term debt	25,000	24,756		24,756
Subordinated debt	33,000	32,176		32,176
Accrued interest payable	5,327	5,327		5,327
Other liabilities - interest rate swaps	20,483	20,483		20,483
Total	$3,308,008	$3,302,616

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2023	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$187,365	$187,365	$187,365	$	$
Investment securities:
Available for sale	398,927	398,927	184,057	214,870
Common equity securities	98	98	98
Held to maturity	84,851	71,698		71,698
Loans held for sale	250	250
Net loans	2,828,002	2,593,151			2,593,151
Accrued interest receivable	12,734	12,734		12,734
Mortgage servicing rights	870	1,745		1,745
Restricted equity securities (FHLB and other)	5,180	5,180		5,180
Other assets - interest rate swaps	19,278	19,278		19,278
Total	$3,537,555	$3,290,426
Financial liabilities:
Deposits	$3,279,037	$3,274,774	$	$3,274,774	$
Short-term borrowings	17,590	17,590		17,590
Long-term debt	25,000	24,924		24,924
Subordinated debt	33,000	45,504		45,504
Accrued interest payable	5,765	5,765		5,765
Other liabilities - interest rate swaps	18,808	18,808		18,808
Total	$3,379,200	$3,387,365

8. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”) and a Retirement Profit Sharing Plan. The Company also maintains Supplemental Executive Retirement Plans (“SERPs”) and an Employees’ Pension Plan, which is currently frozen.

For the three months ended March 31, salaries and employee benefits expense includes approximately $326 thousand in 2024 and $478 thousand in 2023 relating to the employee benefit plans.

(Dollars in thousands)	Pension Benefits
Three Months Ended March 31,	2024	2023
Net periodic pension benefit:
Interest cost	$158	$164
Expected return on plan assets	(320)	(293)
Amortization of unrecognized net gain	49	50
Net periodic pension benefit	$(113)	$(79)

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

As of March 31, 2024, 66,298 shares of the Company’s common stock were available for grants as awards pursuant to the 2023 Plan. While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan.   If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others under the 2023 Plan.

The 2017 Plan and 2023 Plan authorize grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the three months ended March 31, 2024, the Company granted 32,138 awards of restricted stock units, which consisted of 23,423 performance based and 8,715 time based awards, under the 2023 Plan. For the three months ended March 31, 2023, the Company granted no awards of restricted stock under the 2017 Plan.

The non-performance restricted stock grants made in 2024, 2023 and 2022 vest equally over three years. The performance-based restricted stock units vest over three fiscal years and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on tangible common that determines the number of restricted stock units that may vest.

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

The Company recognized net compensation costs of $186 thousand for the three months ended March 31, 2024 for awards granted under the 2017 Plan and recognized compensation expense of $93 thousand for the three months ended March 31, 2024 for the awards granted under the 2023 Plan. As of March 31, 2024, the Company had $2.1 million of unrecognized compensation expense associated with restricted stock awards.  The remaining cost is expected to be recognized over a weighted average vesting period of under 2.2 years.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income, (AOCI) and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that no amount will be reclassified as a reduction to interest income.

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

As of March 31, 2024, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	2024	2023	2024	2023
AFS Securities (1)	$143,338	$143,573	$(208)	$871
Fixed Rate Loans (2)	49,975	50,462	(25)	462
Total	$193,313	$194,035	$(233)	$1,333
(1)	These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $143.3 million. The amounts of the designated hedged items were $100.0 million.

(2)	Fixed Rate Loan Assets. These amounts include the carrying value of fixed rate loan assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2024, the principal value of the hedged item was $50.0 million.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

directly in earnings. As of March 31, 2024, the Company had 111 interest rate swaps with an aggregate notional amount of $241.8 million related to this program.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023.

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive (loss) income as of March 31, 2024 and March 31, 2023.

(Dollars in thousands) Three months ended March 31, 2024		Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component		Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component		Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$		$		$		Interest Income	$		$		$
Total	$		$		$			$		$		$

(Dollars in thousands) Three months ended March 31, 2023		Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component		Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income		Amount of Gain Reclassified from Accumulated OCI into Income		Amount of Gain Reclassified from Accumulated OCI into Income Included Component		Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products		$1	$			$1	Interest Income		$(16)	$			$(16)
Total		$1	$			$1			$(16)	$			$(16)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Fair Values of Derivative Instruments
	Derivative Assets						Derivative Liabilities

	As of March 31, 2024			As of December 31, 2023 (1)			As of March 31, 2024			As of December 31, 2023
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location		Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$100,000	Other Assets	$307	Other Assets	$		$50,000	Other Liabilities	$62	Other Liabilities	$1,270
Total derivatives designated as hedging instruments			$307		$				$62		$1,270

Derivatives not designated as hedging instruments
Interest Rate Products	$233,557	Other Assets	$21,454	Other Assets		$19,833	$225,851	Other Liabilities	$21,027	Other Liabilities	$19,364
Other Contracts	8,267	Other Assets	2	Other Assets		3	7,356	Other Liabilities		Other Liabilities
Total derivatives not designated as hedging instruments			$21,456			$19,836			$21,027		$19,364
(1) The notional asset amount of interest rate swaps at December 31, 2023 was $230.3 million and $8.4 million for risk participation agreements.
Amounts include accrued interest.

Effect of Fair Value and Cash Flow Hedge Accounting on the Statements of Income and Comprehensive (Loss) Income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the three months ended March 31, 2024 and 2023.

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the three months ended March 31,
		2024	2023
(Dollars in thousands)		Interest Income	Interest Income

Total amounts of income and expense line items presented in the statements of income and comprehensive
income in which the effects of fair value or cash flow hedges are recorded.		$222	$15

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items		(1,079)	1,986
Derivatives designated as hedging instruments		1,301	(1,955)
Derivatives designated as hedging instruments
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of (loss) gain reclassified from AOCI into income			(16)
Amount of gain reclassified from AOCI into income - Included Component
Amount of (loss) reclassified from AOCI into income - Excluded Component	$		$(16)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the three months ended March 31, 2024 and 2023.

		Amount of Gain or (Loss)	Amount of Gain
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income
	Recognized in Income on	Three Months Ended	Three Months Ended
(Dollars in thousands)	Derivative	March 31, 2024	March 31, 2023
Derivatives Not Designated as Hedging Instruments:
Interest Rate Products	Other income / (expense)	$(42)	$(161)
Other Contracts	Other income / (expense)	(1)
Total		$(43)	$(161)

Fee Income	Fee income	$18	$384

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of March 31, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$21,804	$	$21,804	$—	$20,260	$1,544

Offsetting of Derivative Liabilities
as of March 31, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$21,089	$	$21,089	$21,089	$	$
*Cash collateral of $670 was paid in March 2024, but not presented as an offset above.

Offsetting of Derivative Assets
as of December 31, 2023
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$19,833	$	$19,833	$	$17,590	$2,243

Offsetting of Derivative Liabilities
as of December 31, 2023
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$20,633	$	$20,633	$20,633	$	$

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

As of March 31, 2024, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $772 thousand. As of December 31, 2023, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.7 million. The Company has minimum

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $670 thousand against its obligations under these agreements at March 31, 2024. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at March 31, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Interest-bearing deposits:
Money market accounts	$759,305	$782,243
NOW accounts	754,673	796,426
Savings accounts	415,459	429,011
Time deposits less than $250	517,009	505,409
Time deposits $250 or more	134,084	121,265
Total interest-bearing deposits	2,580,530	2,634,354
Noninterest-bearing deposits	623,408	644,683
Total deposits	$3,203,938	$3,279,037

The deposit base consisted of 42.8% retail accounts, 33.5% commercial accounts, 15.6% municipal relationships and 8.1% brokered deposits at March 31, 2024. At March 31, 2024, total estimated uninsured deposits, were approximately $798.6 million, or approximately 24.9% of total deposits; as compared to approximately $883.5 million, or 26.9% of total deposits at December 31, 2023. Included in the uninsured total at March 31, 2024 is $345.8 million of municipal deposits collateralized by letters of credit issued by the FHLB and pledged investment securities, and $1.2 million of affiliate company deposits. As an additional resource to our uninsured depositors, we offer all depositors access to IntraFi's CDARS and ICS programs which allows deposit customers to obtain full FDIC deposit insurance while maintaining the deposit relationship with our Bank.

The scheduled maturities of time deposits are summarized below, through March 31 of each year:

(Dollars in thousands)
2025	$361,090
2026	111,337
2027	60,184
2028	106,046
2029	6,930
Thereafter	5,506
$651,093

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

11. Borrowings

Short-term borrowings consist of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties. Total short-term borrowings at March 31, 2024 were $20.3 million as compared to $17.6 million at December 31, 2023. Other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, represented the entire balance at March 31, 2024.

The table below outlines short-term borrowings at and for the three months ended March 31, 2024 and at and for the year ended December 31, 2023:

	At and for the three months ended March 31, 2024
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Period
Other borrowings	$20,260	$19,687	$20,810	5.35%	5.33%
FHLB advances
Total short-term borrowings	$20,260	$19,687	$20,810	5.35%	5.33%

	At and for the year ended December 31, 2023
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
Other borrowings	$17,590	$19,160	$28,470	5.54%	5.35%
FHLB advances		19,171	158,000	4.48
Total short-term borrowings	$17,590	$38,331	$186,470	5.01%	5.35%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At March 31, 2024, the maximum borrowing capacity was $1.2 billion of which $25.0 million was outstanding in borrowings and $279.9 million was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2023, the maximum borrowing capacity was $1.2 billion of which $25.0 million was outstanding in long-term debt and $345.4 million was used to issue standby letters of credit to collateralize public fund deposits.

Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The overnight borrowing rate resets each day.

In addition to borrowings from FHLB and correspondent bank lines of credit, we have availability through the Federal Reserve Bank’s Discount Window of $425.6 million at March 31, 2024. The FRB’s borrower-in-custody program allows depository institutions to pledge loans as collateral for Discount Window advances while retaining possession of the loan documentation. At March 31, 2024 $348.7 million in loans were pledged as collateral for the borrower-in-custody program and provided $251.0 million in borrowing capacity. At March 31, 2024 securities with a current par value of $191.0 million were pledged at the Discount Window resulting in borrowing capacity of $174.6 million.

At December 31, 2023 $365.8 million in loans were pledged as collateral for the borrower-in-custody program and provided $246.1 million in borrowing capacity. At December 31, 2023, $191.0 million in securities were pledged to the Bank Term Funding Program (BTFP) and $11 thousand was pledged to the Discount Window. The BTFP allowed depository institutions to borrow up to the par value of eligible securities pledged at the FRB. The BTFP expired on March 11, 2024 and the Company transferred the eligible securities pledged to the Federal Reserve Discount Window.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Long-term debt consisting of advances from the FHLB at March 31, 2024 and December 31, 2023 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed	March 31, 2024	December 31, 2023
March 2025	4.37%	$10,000	$10,000
March 2026	4.20	15,000	15,000
		$25,000	$25,000

Maturities of long-term debt, by contractual maturity, for the remainder of 2024 and subsequent years are as follows:

(Dollars in thousands)
2025	$10,000
2026	15,000
$25,000

The advances from the FHLB totaling $25.0 million are not convertible and have a fixed rate.

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

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar proceeding by or against the Company or Peoples Bank.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2023.

Cautionary Note Regarding Forward-Looking Statements:

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies and expectations of Peoples Financial Services Corp. and its subsidiaries including statements with respect to the proposed merger between the Company and FNCB Bancorp, Inc. (FNCB) under the Agreement and Plan of Merger, dated September 27, 2023 (Merger Agreement) pursuant to which FNCB will merge with and into Peoples, with Peoples as the surviving entity, along with the transaction occurring immediately after such merger, whereby FNCB’s wholly owned subsidiary, FNCB Bank will merge with and into Peoples Bank, with Peoples Bank as the surviving bank and a wholly-owned subsidiary of Peoples (Merger), that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: macroeconomic trends; the effects of any recession in the United States; the impact on financial markets from geopolitical conflicts such as the military conflict between Russia and Ukraine and the conflict in Israel; risks associated with business combinations, including, but not limited to the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement; the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the Merger within the expected timeframes or at all and to successfully integrate operations of FNCB and FNCB Bank and those of Peoples and Peoples Bank, which may be more difficult, time consuming or costly than expected; diversion of management's attention from ongoing business operations and opportunities; effects of the announcement, pendency or completion of the proposed merger on the ability of Peoples to retain customers and retain and hire key personnel and maintain relationships with their vendors, and on their operating results and businesses generally; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; adverse developments in the financial industry generally, such as the recent bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, in Part II, Item 1A of this report and in reports we file with the Securities and Exchange Commission from time to time.

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

Merger with FNCB

On September 27, 2023, Peoples entered into the Merger Agreement with FNCB, the parent company of FNCB Bank, pursuant to which FNCB will merge with and into Peoples, with the Company as the surviving entity. Immediately after such merger, FNCB Bank will merge with and into Peoples Bank, with Peoples Bank as the surviving bank and a wholly-owned subsidiary of Peoples. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of FNCB will be entitled to receive a fixed exchange ratio of 0.1460 shares of the Company's common stock for each share of the FNCB’s common stock. The shareholders of both Peoples and FNCB approved the merger at their respective special shareholders' meetings held on March 22, 2024. On October 27, 2023, Peoples and FNCB jointly filed a Federal Deposit Insurance Corporation ("FDIC") Interagency Bank Merger Application with the FDIC New York and the Company filed a Pennsylvania Bank Merger Application with the Pennsylvania Department of Banking and Securities. Completion of the merger remains subject to customary closing conditions, including receipt of all required regulatory approvals.

The Merger Agreement provides certain termination rights for both the Company and FNCB and further provides that a termination fee of $4.8 million will be payable by either the Company or FNCB, as applicable, upon termination of the Merger Agreement under certain circumstances. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Merger Agreement filed by the Company as Exhibit 2.1 to this Quarterly Report on Form 10-Q. Pending regulatory approval, the Company expects the merger to be consummated in the second half of 2024, however, there can be no assurance that the transaction will be consummated by such date, or at all.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Critical Accounting Policies:

Disclosure of our significant accounting policies is included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Operating Environment:

In 2024, the economy appears to be expanding at a solid pace with reduced inflation and strong employment data. As of May 1, 2024, factors supporting this include:

●	Gross domestic product (“GDP”) – Real GDP rose at a 1.6 percent annualized pace in the first quarter after increasing 3.4 percent in the fourth quarter. The decrease was a result of decelerations in consumer spending, exports, and government spending.
●	Core Consumer Price Index (“CPI”) – Core CPI, which excludes food and energy, was 3.8 percent for the 12 months ending March 31, 2024 and was driven by increased shelter expenses. When including food and energy, CPI was 3.5 percent.
●	Personal Consumption Expenditures Index (“PCE”) - PCE, a measure of the prices that people living in the U.S. pay for goods and services, eased to 2.6 percent in March compared to a year ago, the lowest since the first quarter 2021. Excluding food and energy, PCE increased 2.9 percent.
●	Tight Labor Market – The unemployment rate was 3.8 percent in March. While demand continues to exceed the supply of worker, wage growth was nominal and the number of vacancies have declined.

Concerns over the high inflation rate have resulted in central bankers in the U.S. increasing interest rates seven times in 2022 and an additional four times in 2023 for a total of 525 basis points. Rates have remained constant since late July 2023. While we experienced strong loan growth early in 2023, lending has tempered as higher rates affected borrowers demand for credit. Additionally, the Company has intentionally prioritized increasing liquidity over loan growth. We have seen lower mortgage origination and sales volume as interest rates on mortgage loans have reached 20 year highs during 2023. Conversely, competition and subsequent costs of deposits have increased throughout most of 2023 and 2024. While inflation decreased during 2023 from levels of the previous year, they remain above the Federal Open Market Committee’s (“FOMC”) long-term desired 2 percent level for items other than food and energy. The FOMC has stated that they will continue to monitor economic data and will hold the fed funds rate at 5.25 percent to 5.50 percent until inflation is sustainably at 2.0 percent.

Goodwill:

The Company has goodwill with a net carrying value of $63.4 million at March 31, 2024 and December 31, 2023. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At March 31, 2024, we performed a qualitative evaluation, which involves determining whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

Review of Financial Position:

Total assets decreased $73.2 million or 7.9% annualized from December 31, 2023, to $3.7 billion at March 31, 2024. The decrease in assets during the three months was primarily due to decreases in federal funds sold, utilized in part to fund the seasonal outflow of deposits. Total loans increased $8.5 million since December 31, 2023 and totaled $2.9 billion at March 31, 2024. Investments decreased $6.1 million due primarily to principal payments and adjustments in

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

market value. Federal funds sold balances decreased to $69.7 million at March 31, 2024 from $144.7 million at December 31, 2023.

Deposits decreased $75.1 million to $3.2 billion at March 31, 2024 from $3.3 billion at December 31, 2023, due in part to seasonal outflows. Interest-bearing deposits decreased $53.8 million to $2.6 billion compared to $2.6 billion at December 31, 2023. Non-interest bearing deposits decreased $21.3 million to $623.4 million from $644.7 million as of December 31, 2023. Total short-term borrowings at March 31, 2024 were $20.3 million, an increase of $2.7 million from $17.6 million at December 31, 2023. Long term debt and subordinated debentures remained unchanged at $25.0 million and $33.0 million respectively at March 31, 2024 and December 31, 2023. Total stockholders’ equity decreased $0.4 million from $340.4 million at year-end 2023 to $340.0 million at March 31, 2024 due to an increase to accumulated other comprehensive loss resulting from a decrease in unrealized loss on available for sale investment securities and the payment of the first quarter dividend, offset by net income.

The unrealized losses on the held to maturity portfolio totaled $13.3 million and $13.2 million at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024, total assets averaged $3.7 billion, an increase of $101.9 million from $3.6 billion for the same period of 2023.

Investment Portfolio:

The majority of the investment portfolio is classified as available for sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available for sale totaled $394.4 million at March 31, 2024, a decrease of $4.5 million, or 1.1% from $398.9 million at December 31, 2023. The decrease was primarily due to principal payments combined with a decrease in value due to market value adjustments.

Investment securities held to maturity, which consisted of 86.6% of mortgage-backed securities issued or guaranteed by U.S. Government agency and U.S. Government-sponsored entities, totaled $83.3 million at March 31, 2024, a decrease of $1.6 million from $84.9 million at December 31, 2023. Held to maturity securities had a market value of $70.0 million at March 31, 2024 compared to $71.7 million at December 31, 2023.

For the three months ended March 31, 2024, the investment portfolio averaged $533.9 million, a decrease of $65.8 million or 11.0% compared to $599.7 million for the same period last year. Average tax-exempt municipal bonds have decreased $13.5 million or 13.5% to $86.9 million for the three months ended March 31, 2024 from $100.4 million during the comparable period of 2023.  The tax-equivalent yield on the investment portfolio decreased 3 basis points to 1.80% for the three months ended March 31, 2024, from 1.83% for the comparable period of 2023.

Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the Accumulated Other Comprehensive Loss (AOCL) component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $42.2 million net of deferred income taxes of $11.8 million at March 31, 2024, and net unrealized losses of $40.3 million, net of deferred income taxes of $11.3 million, at December 31, 2023.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Loan Portfolio:

Total loans increased $8.5 million or 1.2% annualized since December 31, 2023 and totaled $2.9 billion. Loan growth is consistent with the Company's current balance sheet strategy to slow loan growth and build on balance sheet liquidity. Our loan growth is due primarily to increases in commercial and industrial loans.

Commercial real estate loans decreased $79.3 million or 17.1% annualized, to $1.8 billion at March 31, 2024 compared to $1.9 billion at December 31, 2023 due to decreased activity in all our markets.

Consumer loans decreased $4.0 million, or 4.8% on an annualized basis, to $78.3 million at March 31, 2024 compared to $82.3 million at December 31, 2023, primarily from a decrease of $3.7 million in the indirect auto loans portfolio.

Residential real estate loans increased $0.7 million, or 0.8% on an annualized basis, to $361.5 million at March 31, 2024 compared to $360.8 million at December 31, 2023. The increase in residential mortgages is due to increased home equity loan activity.

For the three months ended March 31, 2024, total loans averaged $2.9 billion, an increase of $87.9 million or 3.2% compared to $2.8 billion for the same period of 2023. The tax-equivalent yield on the entire loan portfolio was 5.04% for the three months ended March 31, 2024, a 38 basis point increase from the comparable period last year. The increase in yield is primarily due to the FOMC interest rate hikes during the last fifteen months and its corresponding effect on our offering rates on new originations and the indices at which our adjustable and floating rate loans reprice.

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

Unused commitments at March 31, 2024, totaled $535.3 million, consisting of $473.5 million in unfunded commitments of existing loan facilities and $61.8 million in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and, therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2023 totaled $587.6 million, consisting of $525.4 million in unfunded commitments of existing loans and $62.2 million in standby letters of credit.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Asset Quality:

Distribution of nonperforming assets

(Dollars in thousands, except percents)	March 31, 2024	December 31, 2023
Nonaccrual loans	$7,056	$3,962
Accruing loans past due 90 days or more:	656	986
Total nonperforming loans	7,712	4,948
Total loans held for investment	$2,858,412	$2,849,897
Allowance for credit losses	22,597	21,895
Allowance for credit losses as a percentage of loans held for investment	0.79%	0.77%
Allowance for credit losses as a percentage of nonaccrual loans	320.25%	552.62%
Nonaccrual loans as a percentage of loans held for investment	0.25%	0.14%
Nonperforming loans as a percentage of loans, net	0.27%	0.17%
Nonperforming assets as a percentage of total assets	0.21%	0.13%

Nonperforming assets increased by $2.8 million during the first three months of 2024. Nonperforming assets totaled $7.7 million or 0.21% of total assets at March 31, 2024, an increase from $4.9 million or 0.13% of total assets at December 31, 2023.

Loans on nonaccrual status increased $3.1 million to $7.1 million at March 31, 2024 from $4.0 million at December 31, 2023. Nonaccrual loans increased due primarily to placing a collateral dependent real estate loan on nonaccrual as the primary source of repayment is in doubt and there are limited secondary sources of repayment. Potential loss is mitigated as the loan carries the guarantee of a government agency for a significant amount of the outstanding balance. There were no foreclosed properties at March 31, 2024 and at December 31, 2023.

Generally, maintaining a high loan-to-deposit ratio is our primary goal in order to drive profitability. However, this objective is superseded by our goal of maintaining strong asset quality. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit.

The allowance for credit losses equaled $22.6 million or 0.79% of loans, net at March 31, 2024 compared to $21.9 million or 0.77% of loans, net, at December 31, 2023. Loans charged-off, net of recoveries, for the three months ended March 31, 2024, equaled $6 thousand and less than 0.01% of average loans, compared to $9 thousand and less than 0.01% of average loans for the comparable period last year.

Deposits:

We attract the majority of our deposits from within our market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs.

For the three months ended March 31, 2024, total deposits decreased $75.1 million or 9.2% annualized to $3.2 billion from $3.3 billion at December 31, 2023.  Noninterest-bearing deposits decreased $21.3 million, or 13.3% annualized and interest-bearing deposits decreased $53.8 million, or 8.2% annualized during the three months ended March 31, 2024. The decrease in deposits was due to a $12.5 million decrease in retail and commercial accounts and a $62.6 million decrease in municipal deposits.

Interest-bearing checking, NOW, and money market accounts decreased $64.7 million to $1.5 billion at March 31, 2024 from $1.6 billion at December 31, 2023 due in part to seasonal municipal outflows and depositors shifting to higher earning products both internally and externally. Savings accounts decreased $13.6 million to $415.5 million as of

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

March 31, 2024 from $429.0 million at December 31, 2023 as depositors moved funds to higher rate products. Time deposits less than $250 thousand increased $11.6 million to $517.0 million at March 31, 2024, from $505.4 million at December 31, 2023.  Time deposits $250 thousand or more increased $12.8 million to $134.1 million at March 31, 2024 from $121.3 million at year end 2023.

The deposit base consisted of 42.8% retail accounts, 33.5% commercial accounts, 15.6% municipal relationships and 8.1% brokered deposits at March 31, 2024. At March 31, 2024, total estimated uninsured deposits, were approximately $798.6 million, or 24.9% of total deposits; as compared to approximately $883.5 million, or 26.9% of total deposits at December 31, 2023. Included in the uninsured total at March 31, 2024 is $345.8 million of municipal deposits collateralized by letters of credit issued by the FHLB and pledged investment securities, and $1.2 million of affiliate company deposits. As an additional resource to our uninsured depositors, we offer all depositors access to IntraFi's CDARS and ICS programs which allows deposit customers to obtain full FDIC deposit insurance while maintaining their relationship with our Bank.

For the three months ended March 31, interest-bearing deposits averaged $2.6 billion in 2024 compared to $2.3 billion in 2023, an increase of $255.9 million or 10.9%. The cost of interest-bearing deposits was 2.90% in 2024 compared to 1.68% for the same period last year. For the first three months, the overall cost of interest-bearing liabilities, including the cost of borrowed funds, was 2.96% in 2024 and 1.85% in 2023. The higher costs are due primarily to increases in interest rates paid on deposits in order to attract and retain current balances. We anticipate that funding costs will continue to increase in the near-term regardless of any FOMC rate adjustments, local competition for deposits and the cost of alternative funding.

Borrowings:

Peoples Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB. In addition, Peoples Bank may borrow from the Federal Reserve utilizing the Discount Window.

Overall, total borrowings were $78.3 million at March 31, 2024, which included a combination of other borrowings, long-term debt, and subordinated debt, compared to $75.6 million at December 31, 2023, an increase of $2.7 million.  There were no overnight borrowings at March 31, 2024 and at December 31, 2023. Other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $20.3 million compared to $17.6 million at December 31, 2023. Higher market interest rates resulted in heightened exposure requiring an increase to pledged cash collateral.  Long-term debt was $25.0 million at March 31, 2024 and at year end 2023. Subordinated debt outstanding at March 31, 2024 and December 31, 2023 was $33.0 million.

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

Market interest rates increased rapidly during 2022 and continued to increase through July 2023 as the FOMC raised the federal funds rate. A total of seven increases for a total of 425 basis points occurred in 2022, and four additional increases totaling 100 basis points were made through July 31, 2023, resulting in a total of 525 basis points since the beginning of the FOMC’s initiative to curb inflation. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.23% at March 31, 2024, an increase from 0.73% at December 31, 2023. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. Given the current economic conditions and outlook, along with the action by the FOMC to increase the federal funds rate we should experience increased net interest income. The overall focus of ALCO is to maintain a well-balanced interest rate risk position in order to safeguard future earnings. The current position at March 31, 2024, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2024, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

the first year of simulation. We will continue to monitor our IRR throughout 2024 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in February to review our interest rate risk profile, capital adequacy and liquidity. At March 31, 2024, the Company’s cash and due from banks balances were $110.0 million. Our maximum borrowing capacity with the FHLB as of March 31, 2024 was $1.2 billion, of which $25.0 million was outstanding in borrowings, $279.9 billion was outstanding in the form of irrevocable standby letters of credit, and $941.2 million was available. Additionally, the Company maintains $425.6 million of availability at the Federal Reserve Bank’s Discount Window through the pledging of securities and through a borrower-in-custody of collateral arrangement, which enables us to pledge certain loans not being used as collateral elsewhere. The Company also maintains an available for sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as an additional source of liquidity and capital. At March 31, 2024, the Company’s available for sale investment securities portfolio totaled $394.4 million, $86.8 million of which were unencumbered. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2024. Our noncore funds at March 31, 2024, were comprised of time deposits in denominations of $100 thousand or more, brokered deposits and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

March 31, 2024, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 15.0%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 5.4%. Comparatively, our overall noncore dependence ratio at year-end 2023 was 12.1% and our net short-term noncore funding dependence ratio was 4.7%, indicating that our reliance on noncore funds has increased overall due to increases in larger time deposit balances and our dependence in short-term non-core funding as decreases in our short term investments outpaced decreases to our short term non-core funds.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $77.4 million during the three months ended March 31, 2024. Cash and cash equivalents increased $102.7 million for the same period last year. For the three months ended March 31, 2024, net cash outflows of $75.3 million from financing activities and $5.3 million from investing activities were partially offset by net cash inflows of $3.2 million from operating activities. For the same period of 2023, net cash inflows of $4.5 million from operating activities and $112.4 million from financing activities were offset by net cash outflows of $14.2 million from investing activities.

Operating activities provided net cash of $3.2 million for the three months ended March 31, 2024, and $4.5 million for the corresponding three months of 2023. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for credit losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $5.3 million for the three months ended March 31, 2024, compared to using net cash of $14.2 million for the same period of 2023. A net increase in loans was the primary factor causing the net cash outflow from investing activities in both periods. The year ago period included proceeds from the sale of investment securities to fund a portion of the strong loan growth.

Financing activities used net cash of $75.3 million for the three months ended March 31, 2024, and provided net cash of $112.4 million for the corresponding three months of 2023. In 2024, deposit decreases caused the net cash outflow in financing activity. The year ago period included new long-term borrowings and the addition of brokered deposits to build our cash position. While a portion of the outflow is seasonal, we continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $340.0 million or $48.18 per share at March 31, 2024, compared to $340.4 million or $48.35 per share at December 31, 2023. Stockholders’ equity decreased during the three month period ended March 31, 2024 primarily due to dividend payout of $2.9 million and an increase to other comprehensive loss of $1.1 million due to changes in market values of available for sale securities, partially offset by net income of $3.5 million for the three months ended March 31, 2024.

Dividends declared equaled $0.41 per share for the three months ended March 31, 2024 and 2023. The dividend payout ratio was 83.7% for the three months ended March 31, 2024 and 39.0% for the same period of 2023. The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy.  The Board declared on April 26, 2024 a second quarter dividend of

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

$0.41 per share payable on June 14, 2024 to shareholders of record as of May 31, 2024.  Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors considers payment of dividends. In accordance with the Merger Agreement, after the effective time of the Merger, Peoples intends to pay a quarterly cash dividend in an amount no less than $0.6175 per share, provided sufficient fund are legally available and Peoples and Peoples Bank each will remain “well-capitalized” under applicable laws, unless the Board of Directors determines otherwise upon the approval of at least 75 percent of the directors.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At March 31, 2024, Peoples Bank’s Tier 1 capital to total average assets was 9.63% as compared to 9.34% at December 31, 2023. Peoples Bank’s Tier 1 capital to risk weighted asset ratio was 12.94% and the total capital to risk weighted asset ratio was 13.79% at March 31, 2024. These ratios were 13.01% and 13.82% at December 31, 2023. Peoples Bank’s common equity Tier 1 to risk weighted asset ratio was 12.94% at March 31, 2024 compared to 13.01% at December 31, 2023. Peoples Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at March 31, 2024.

Review of Financial Performance:

Peoples reported net income of $3.5 million or $0.49 per diluted share for the three months ended March 31, 2024, a 54.3% decrease when compared to $7.6 million or $1.05 per share for the comparable period of 2023. Quarterly net income included lower net interest income of $3.7 million due to higher deposit costs. Noninterest income decreased by $0.3 million on lower swap revenue. Expenses increased by $1.6 million, which included expenses associated with the proposed merger of $0.5 million, increases to occupancy and equipment expenses of $0.6 million and $0.7 million in higher other expenses due mainly to a $0.7 million increase to the provision for unfunded commitments expense in the period partially offset by lower salary expenses of $0.2 million. Provision for income tax decreased by $0.9 million on lower earnings.

Return on average assets (“ROA”) measures our net income in relation to total assets. Our annualized ROA was 0.38% for the first quarter of 2024 compared to 0.86% for the same period of 2023. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our annualized ROE was 4.09% for the first quarter of 2024 compared to 9.43% for the comparable period in 2023. The declines in our annualized ROA and ROE were due primarily to a lower level of net income.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Non-GAAP Financial Measures:

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare Peoples’ consolidated financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% for 2024 and 2023.

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three months ended March 31, 2024 and 2023:

(Dollars in thousands)
Three Months Ended March 31,	2024	2023
Interest income (GAAP)	$38,997	$34,278
Adjustment to FTE	476	487
Interest income adjusted to FTE (non-GAAP)	39,473	34,765
Interest expense	19,679	11,234
Net interest income adjusted to FTE (non-GAAP)	$19,794	$23,531

The efficiency ratio is noninterest expenses, less amortization of intangible assets and acquisition related expenses, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three months ended March 31, 2024 and 2023:

(Dollars in thousands, except percents)
Three Months Ended March 31,	2024	2023
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$18,068	$16,486
Less: amortization of intangible assets expense		29
Less: acquisition related expenses	486
Noninterest expense adjusted (non-GAAP)	17,582	16,457

Net interest income (GAAP)	19,318	23,044
Plus: taxable equivalent adjustment	476	487
Noninterest income (GAAP)	3,402	3,674
Less: net losses on equity securities	(8)	(29)
Less: net gains on sale of available for sale securities		81
Net interest income (FTE) plus noninterest income (non-GAAP)	$23,204	$27,153

Efficiency ratio (non-GAAP)	75.8%	60.6%

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0% in 2024 and 2023.

For the three months ended March 31, net interest income, decreased $3.7 million to $19.3 million in 2024 from $23.0 million in 2023 due primarily to higher deposit costs.

For the three months ended March 31, tax-equivalent net interest income, a non-GAAP measure, decreased $3.7 million to $19.8 million in 2024 from $23.5 million in 2023. The net interest spread decreased to 1.60% for the three months ended March 31, 2024 from 2.31% for the three months ended March 31, 2023 as the earning asset yield increased 40 basis points while the average rate paid on interest-bearing liabilities increased 111 basis points. The tax-equivalent net interest margin decreased to 2.29% for the first quarter of 2024 from 2.81% for the comparable period of 2023.

For the three months ended March 31, interest income earning assets increased $4.7 million to $39.0 million in 2024 as compared to $34.3 million in 2023.

For the three months ended March 31, tax-equivalent interest income, a non-GAAP measure, on earning assets increased $4.7 million to $39.5 million in 2024 as compared to $34.8 million in 2023. The overall yield on earning assets, on a fully tax-equivalent basis, increased 40 basis points for the three months ended March 31, 2024 to 4.56% as compared to 4.16% for the three months ended March 31, 2023. The increase to tax-equivalent interest income is due to the increase in rates for newly acquired assets and rising rate indices, coupled with an increase in our earning asset base of $91.4 million. The overall yield earned on investments decreased 3 basis points in the first quarter of 2024 to 1.80% from 1.83% for the first quarter of 2023 as a result of sales and maturities in our tax exempt portfolio. Average investment balances were $65.8 million lower when comparing the current and year ago quarter. Average federal funds sold increased $61.6 million to $81.0 million for the three months ended March 31, 2024 and yielded 5.60%, as compared to $19.4 million and a yield of 5.09% in the year ago period. We expect asset yields to move upward as asset cash flow reprices higher due to the increases to the federal funds rate by the FOMC.

Total interest expense increased $8.4 million to $19.7 million for the three months ended March 31, 2024 from $11.2 million for the three months ended March 31, 2023. The total cost of funds increased 111 basis points for the three months ended March 31, 2024 to 2.96% as compared to 1.85% in the year ago period. The increase in costs was due to

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

an increase to the average balance of higher priced brokered certificate of deposits, higher rates paid on both interest-bearing deposits and short term borrowings, combined with higher average balances in the current period. Average rates paid on deposits increased as the result of the FOMC’s corresponding rate increases and local competition for deposits. We expect increased competition for funding to continue to impact costs during the remaining months of 2024.

Net interest income changes due to rate and volume for the three months ended March 31

	2024 vs 2023
	Increase (decrease)
	attributable to
(Dollars in thousands)	Total	Rate	Volume
Interest income:
Loans:
Taxable	$3,992	$2,838	$1,154
Tax-exempt	38	15	23
Investments:
Taxable	(206)	(4)	(202)
Tax-exempt	(106)	(35)	(71)
Interest-bearing deposits	106	2	104
Federal funds sold	884	(1,170)	2,054
Total interest income	4,708	1,646	3,062
Interest expense:
Money market accounts	2,547	2,321	226
NOW accounts	2,031	1,808	223
Savings accounts	59	275	(216)
Time deposits less than $100	3,156	1,220	1,936
Time deposits $100 or more	1,233	976	257
Short-term borrowings	(824)	744	(1,568)
Long-term debt	243	(4)	247
Total interest expense	8,445	7,340	1,105
FTE net interest income changes (Non-GAAP)	$(3,737)	$(5,694)	$1,957

Tax-equivalent net interest income, a non-GAAP measure, was $19.8 million in the three months ended March 31, 2024 and $23.5 million in the comparable period last year. There was a positive volume variance that was offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $2.0 million. A rate variance resulted in a decrease in net interest income of $5.7 million.

Average earning assets increased $91.4 million to $3.5 billion for the three months ended March 31, 2024 from $3.4 billion for the three months ended March 31, 2023 and accounted for a $3.1 million increase in interest income. Average taxable loans increased $86.5 million, which caused interest income to increase $1.2 million. Average tax-exempt loans increased $1.4 million which caused interest income to increase $23 thousand. Average taxable investments decreased $52.3 million comparing 2024 and 2023, which resulted in decreased interest income of $0.2 million while average tax-exempt investments decreased $13.5 million, which resulted in a decrease to interest income of $71 thousand. Average federal funds sold increased $61.6 million for the three months ended March 31, 2024 which resulted in an increase of $2.1 million to interest income.

Average interest-bearing liabilities rose $206.5 million to $2.7 billion for the three months ended March 31, 2024 from $2.5 billion for the three months ended March 31, 2023 resulting in a net increase in interest expense of $1.1 million. Interest-bearing deposit accounts, including money market, NOW and savings accounts decreased $3.8 million. In addition, large denomination time deposits averaged $42.9 million more in the current period and caused interest

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

expense to increase $0.3 million. An increase of $216.7 million in average time deposits less than $100 thousand which included higher priced callable brokered CDs, resulted in an increase to interest expense of $1.9 million. In addition, short-term borrowings averaged $71.8 million lower and decreased interest expense $1.6 million while long-term borrowing increased $22.5 million and resulted in an increase to interest expense of $0.2 million.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets increased 40 basis points while there was a 111 basis point increase in the cost of funds. As a result, tax-equivalent net interest income decreased $5.7 million comparing the three months ended March 31, 2024 and 2023. The tax-equivalent yield on earning assets was 4.56% in the 2024 period compared to 4.16% in 2023 resulting in an increase in interest income of $1.6 million. The yield on the taxable investment portfolio was relatively flat at 1.73% during the three months ended March 31, 2024 and in the year ago period, resulting in an decrease of $4 thousand in interest income. The yield on the tax exempt investment portfolio decreased 15 basis points to 2.18% during the three months ended March 31, 2024 from 2.33% in the year ago period, resulting in a decrease of $35 thousand in interest income. The tax-equivalent yield on the loan portfolio increased 38 basis points to 5.04% in 2024 from 4.66% in 2023 and resulted in an increase to interest income of $2.8 million.

The yield on interest bearing deposits increased 122 basis points to 2.90% from 1.68% in the year ago period resulting in an increase in interest expense of $6.6 million. The yield on long term borrowings decreased 7 basis points to 4.34% from 4.41% in the year ago period and resulted in a decrease to interest expense of $4 thousand. The yield on short term borrowings increased 54 basis points to 5.35% from 4.81% in the year ago period and resulted in an increase to interest expense of $0.7 million. The yield on subordinated debt was relatively flat and had no impact on interest expense when compared to a year ago.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Three months ended
	March 31, 2024			March 31, 2023
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,632,554	$34,041	5.20%	$2,546,068	$30,049	4.79%
Tax-exempt	225,293	1,795	3.20	223,917	1,757	3.18
Total loans	2,857,847	35,836	5.04	2,769,985	31,806	4.66
Investments:
Taxable	446,996	1,920	1.73	499,327	2,126	1.73
Tax-exempt	86,864	470	2.18	100,368	576	2.33
Total investments	533,860	2,390	1.80	599,695	2,702	1.83
Interest-bearing deposits	9,025	120	5.35	1,218	14	4.66
Federal funds sold	80,955	1,127	5.60	19,353	243	5.09
Total earning assets	3,481,687	39,473	4.56%	3,390,251	34,765	4.16%
Less: allowance for credit losses	22,290			24,557
Other assets	217,353			209,151
Total assets	$3,676,750	$39,473		$3,574,845	$34,765
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$754,889	$7,135	3.80%	$721,864	$4,588	2.58%
Interest-bearing demand and NOW accounts	784,458	4,837	2.48	731,398	2,806	1.56
Savings accounts	422,815	275	0.26	512,655	216	0.17
Time deposits less than $100	409,192	4,337	4.26	192,519	1,181	2.49
Time deposits $100 or more	222,459	2,120	3.83	179,515	887	2.00
Total interest-bearing deposits	2,593,813	18,704	2.90	2,337,951	9,678	1.68
Short-term borrowings	19,687	262	5.35	91,530	1,086	4.81
Long-term debt	25,000	270	4.34	2,482	27	4.41
Subordinated debt	33,000	443	5.40	33,000	443	5.44
Total borrowings	77,687	975	5.05	127,012	1,556	4.97
Total interest-bearing liabilities	2,671,500	19,679	2.96	2,464,963	11,234	1.85
Noninterest-bearing deposits	616,610			744,931
Other liabilities	47,688			38,917
Stockholders’ equity	340,952			326,034
Total liabilities and stockholders’ equity	$3,676,750			$3,574,845
Net interest income/spread		$19,794	1.60%		$23,531	2.31%
Net interest margin			2.29%			2.81%
Tax-equivalent adjustments:
Loans		$377			$368
Investments		99			119
Total adjustments		$476			$487

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Credit Losses:

Effective January 1, 2023 the Company transitioned to ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), commonly referred to as CECL. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2024.

For the three months ended March 31, 2024, $0.7 million was recorded to the provision for credit losses compared to $1.3 million in the year ago period. The current period provision was due to a lower calculated allowance for credit losses. The lower calculated allowance was the result of a decline in model loss rates due to a reduction of balances in the existing portfolio and performance of the loan portfolio comparing favorably to peer performance along with lower qualitative adjustments related to a decline in loan balances. The prior period provision was due to higher loan growth and the impact of the economic forecast on portfolio loss rates.

Noninterest Income:

Noninterest income for the three months ended March 31, 2024 was $3.4 million, a decrease of $0.3 million or 7.4% from $3.7 million in the same quarter a year ago. The decrease was primarily due to $0.2 million lower swap related revenue on reduced origination volume and a gain in the year ago period from the sale of investment securities.

Noninterest Expenses:

In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses, and other expenses. However, included in the current period are acquisition related expenses incurred due to our announced proposed merger with FNCB. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance, including FDIC assessment, provision for unfunded commitments, other taxes and supplies. Several of these costs and expenses are variable while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

Noninterest expense increased $1.6 million or 9.6% to $18.1 million for the three months ended March 31, 2024, from $16.5 million for the same period a year ago. Acquisition related expenses, such as legal and consulting, totaled $0.5 million in the current period. Salaries and employee benefits decreased $0.2 million or 2.7% due to a lower employee count, partially offset by lower origination costs, which are a contra expense within salary. Occupancy and equipment expenses were higher by $0.6 million in the current period due to technology related enhancements and increases to property maintenance expense due in part to inflationary price increases. Other expenses increased $0.7 million due primarily to a higher provision for unfunded loan commitments resulting from an update to an underlying assumption within the reserve calculation, and higher FDIC assessments which were partially offset by lower loan processing fees.

Income Taxes:

We recorded income tax expense of $0.5 million or 12.1% of pre-tax income for the three months ended March 31, 2024. This compares to the three month period ended March 31, 2023 in which we recorded tax expense of $1.4 million or 15.5% of pre-tax income. Lower income tax expense was due to lower pre-tax income for the three months ended March 31, 2024 compared to the prior year’s period.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of March 31, 2024 and December 31, 2023, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Model results at March 31, 2024 indicated a lower starting level of net interest income (“NII”) compared to the December 31, 2023 model as a shift in balance sheet mix and higher assumed market rates were more than offset by a decline in earning assets, higher interest-bearing liability costs leading to a decrease to the balance sheet spread of 4

Peoples Financial Services Corp.

basis points. After the first twelve months of the model simulation, the benefit to NII increases as a result of the higher assumed replacement rates on assets resulting from the FOMC’s increase to the federal funds rate of 525 basis points since March 2022. Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments in the first year of simulation while a sustained falling rate environment presents the greatest potential risk to NII over the longer-term horizon. This position at March 31, 2024 is similar to our December 31, 2023 results.

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

Since 2022, the FOMC has increased the federal funds target rate in part to mitigate historically high inflation. Through July 31, 2023, there were eleven rate increases totaling 525 basis points. Although we have realized higher rates on our existing adjustable rate loans and new originations, our average funding costs are increasing at a faster pace than the loan yields as rate-sensitive customers seek higher returns. We expect our funding costs to continue to increase in the near term, however at a slower pace, due to current market rates and the recent pause of the FOMC in hiking rates, which may negatively impact our net interest income. Additionally, if deposit costs have to be increased more than the simulation assumptions and/or we experience a shift from non-maturity deposits to higher costing time deposits, net interest income would be reduced from projected levels.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at March 31, 2024, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	March 31, 2024
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(4.5)	(20.0)	16.4	(40.0)
+300	(3.7)	(20.0)	12.9	(30.0)
+200	(2.8)	(10.0)	8.3	(20.0)
+100	(1.1)	(10.0)	5.9	(10.0)
Static
-100	3.0	(10.0)	(8.5)	(10.0)
-200	4.2	(10.0)	(23.5)	(20.0)
-300	4.9	(20.0)	(44.4)	(30.0)
-400	4.7	(20.0)	(74.4)	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2024, would decrease 1.1% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

The Company has certain loans and derivative instruments whose interest rate is indexed to the London Inter Bank Offered Rate (“LIBOR”). The LIBOR index was discontinued for U.S. Dollar settings effective June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Funding Rate (“SOFR”) replace USDLIBOR. The Company has contracts that are indexed to USD-LIBOR. The Company formed a LIBOR transition team to monitor this activity. The Company has transitioned its LIBOR-indexed loans to alternative indexes, including prime and Term SOFR, and adjusting the spread to maintain the overall yield.

Peoples Financial Services Corp.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2024, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the three-months ended March 31, 2024 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K) describes market, credit, and business operations risk factors that could affect our business, results of operations or financial condition. There have been no material changes from the risk factors as previously disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2024, we did not issue or sell any shares of our Common Stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

There were no repurchases of our common stock during the three months ended March 31, 2024.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Peoples Financial Services Corp.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or officers informed management of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

Peoples Financial Services Corp.
(Registrant)

Date: May 8, 2024	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)