Form 10-Q
period 2024-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2024-08-07
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,975,789 at August 1, 2024.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2024

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents
Cash and due from banks	$41,234	$33,524
Interest-bearing deposits in other banks	8,722	9,141
Federal funds sold		144,700
Total cash and cash equivalents	49,956	187,365

Investment securities:
Available for sale: Amortized cost of $439,189 and $450,454, respectively, net of allowance for credit losses of $0 at June 30, 2024 and December 31, 2023	385,240	398,927
Equity investments carried at fair value	78	98
Held to maturity: Fair value of $68,224 and $71,698, respectively, net of allowance for credit losses of $0 at June 30, 2024 and December 31, 2023	81,598	84,851
Total investment securities	466,916	483,876
Loans	2,869,553	2,849,897
Less: allowance for credit losses	23,123	21,895
Net loans	2,846,430	2,828,002
Loans held for sale		250
Goodwill	63,370	63,370
Premises and equipment, net	58,565	61,276
Bank owned life insurance	49,955	49,397
Deferred tax assets	14,460	13,770
Accrued interest receivable	13,326	12,734
Other assets	53,077	42,249
Total assets	$3,616,055	$3,742,289

Liabilities:
Deposits:
Noninterest-bearing	$620,971	$644,683
Interest-bearing	2,443,988	2,634,354
Total deposits	3,064,959	3,279,037
Short-term borrowings	104,250	17,590
Long-term debt	25,000	25,000
Subordinated debt	33,000	33,000
Accrued interest payable	5,507	5,765
Other liabilities	42,532	41,475
Total liabilities	3,275,248	3,401,867

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,057,258 shares at June 30, 2024 and 7,040,852 shares at December 31, 2023	14,122	14,093
Capital surplus	122,449	122,130
Retained earnings	249,511	248,550
Accumulated other comprehensive loss	(45,275)	(44,351)
Total stockholders’ equity	340,807	340,422
Total liabilities and stockholders’ equity	$3,616,055	$3,742,289

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2024	2023	2024	2023
Interest income:
Interest and fees on loans:
Taxable	$34,406	$32,139	$68,447	$62,188
Tax-exempt	1,399	1,405	2,817	2,794
Interest and dividends on investment securities:
Taxable	1,904	1,929	3,822	4,053
Tax-exempt	371	378	742	835
Dividends	2	2	4	4
Interest on interest-bearing deposits in other banks	115	85	235	99
Interest on federal funds sold	179	798	1,306	1,041
Total interest income	38,376	36,736	77,373	71,014

Interest expense:
Interest on deposits	18,114	13,714	36,818	23,324
Interest on short-term borrowings	633	213	895	1,299
Interest on long-term debt	269	269	539	296
Interest on subordinated debt	444	444	887	887
Total interest expense	19,460	14,640	39,139	25,806
Net interest income	18,916	22,096	38,234	45,208
Provision for (credit to) credit losses	596	(2,201)	1,304	(937)
Net interest income after provision for (credit to) credit losses	18,320	24,297	36,930	46,145

Noninterest income:
Service charges, fees, commissions and other	1,885	1,982	3,921	3,947
Merchant services income	260	254	375	372
Commission and fees on fiduciary activities	517	528	1,068	1,085
Wealth management income	416	386	777	784
Mortgage banking income	87	105	179	208
Increase in cash surrender value of life insurance	286	262	565	520
Interest rate swap gain	102	23	78	246
Net (losses) gains on equity investment securities	(12)	12	(20)	(17)
Net gains on sale of investment securities available for sale				81
Total noninterest income	3,541	3,552	6,943	7,226

Noninterest expense:
Salaries and employee benefits expense	8,450	8,482	17,289	17,562
Net occupancy and equipment expense	4,576	4,277	9,301	8,380
Acquisition related expenses	1,071	121	1,557	121
Amortization of intangible assets		28		57
Professional fees and outside services	779	507	1,467	1,270
FDIC insurance and assessments	504	556	1,098	1,057
Donations	433	467	842	865
Other expenses	2,345	2,176	4,672	3,856
Total noninterest expense	18,158	16,614	36,226	33,168
Income before income taxes	3,703	11,235	7,647	20,203
Provision for income tax expense	421	1,810	899	3,199
Net income	3,282	9,425	6,748	17,004

Other comprehensive (loss) income:
Unrealized gain (loss) on investment securities available for sale	18	(5,148)	(2,423)	5,688
Reclassification adjustment for net gain on sales included in net income				(81)
Change in derivative fair value	160	2,049	1,239	79
Other comprehensive income (loss)	178	(3,099)	(1,184)	5,686
Income tax expense (benefit) related to other comprehensive income (loss)	38	(668)	(260)	1,223
Other comprehensive income (loss), net of income tax expense (benefit)	140	(2,431)	(924)	4,463
Comprehensive income	$3,422	$6,994	$5,824	$21,467

Per share data:
Net income:
Basic	$0.47	$1.32	$0.96	$2.38
Diluted	$0.46	$1.31	$0.95	$2.37
Weighted average common shares outstanding:
Basic	7,057,258	7,145,975	7,055,085	7,151,732
Diluted	7,114,115	7,177,915	7,108,113	7,188,384
Dividends declared	$0.41	$0.41	$0.82	$0.82

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2024	$14,093	$122,130	$248,550	$(44,351)	$340,422
Net income			3,466		3,466
Other comprehensive loss, net of tax				(1,064)	(1,064)
Cash dividends declared: $0.41 per common share			(2,893)		(2,893)
Stock compensation, including tax effects and expenses		61			61
Restricted stock issued: 14,434 shares	29	(29)
Balance, March 31, 2024	$14,122	$122,162	$249,123	$(45,415)	$339,992

Net income			3,282		3,282
Other comprehensive income, net of tax				140	140
Dividends declared: $0.41 per share			(2,894)		(2,894)
Stock compensation, including tax effects and expenses		287			287
Balance, June 30, 2024	$14,122	$122,449	$249,511	$(45,275)	$340,807

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2023	$14,321	$126,850	$230,515	$(56,336)	$315,350
Cumulative impact of adoption of ASC 326, net of tax			2,364		2,364
Net income			7,579		7,579
Other comprehensive income, net of tax				6,894	6,894
Cash dividends declared: $0.41 per common share			(2,936)		(2,936)
Stock compensation, including tax effects and expenses		209			209
Restricted stock issued: 17,640 shares.	35	(35)
Share retirement: 16,573 shares	(33)	(793)			(826)
Balance, March 31, 2023	$14,323	$126,231	$237,522	$(49,442)	$328,634

Net income			9,425		9,425
Other comprehensive loss, net of tax				(2,431)	(2,431)
Dividends declared: $0.41 per share			(2,930)		(2,930)
Stock compensation, including tax effects and expenses		160			160
Share retirement: 25,555 shares	(51)	(1,020)			(1,071)
Balance, June 30, 2023	$14,272	$125,371	$244,017	$(51,873)	$331,787

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2024	2023
Cash flows from operating activities:
Net income	$6,748	$17,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,475	1,401
Amortization of right-of-use lease asset	282	244
Amortization of deferred loan fees, net	376	382
Amortization of intangibles		57
Amortization of low income housing partnerships	251	241
Provision for (credit to) credit losses	1,304	(937)
Net unrealized loss on equity investment securities	20	17
Loans originated for sale	(1,159)	(2,486)
Proceeds from sale of loans originated for sale	1,406	2,496
Net loss (gain) on sale of loans originated for sale	3	(10)
Net amortization of investment securities	425	533
Net gain on sale of investment securities available for sale		(81)
Gain on sale of premises and equipment	(4)	(14)
Increase in cash surrender value of life insurance	(565)	(520)
Deferred income tax (benefit) expense	(431)	607
Stock compensation, including tax effects and expenses	348	369
Net change in:
Accrued interest receivable	(592)	309
Other assets	(6,565)	(2,436)
Accrued interest payable	(258)	3,798
Other liabilities	1,901	(3,412)
Net cash provided by operating activities	4,965	17,562
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale		67,363
Proceeds from repayments of investment securities:
Available for sale	10,887	19,728
Held to maturity	3,206	2,911
Net (purchase) redemption of restricted equity securities	(2,556)	5,091
Net increase in loans	(20,136)	(113,538)
Purchases of premises and equipment	(614)	(4,476)
Proceeds from the sale of premises and equipment	44	14
Net cash used in investing activities	(9,169)	(22,907)
Cash flows from financing activities:
Net (decrease) increase in deposits	(214,078)	182,883
Proceeds from long-term debt		25,000
Repayment of long-term debt		(555)
Net increase (decrease) in short-term borrowings	86,660	(95,400)
Retirement of common stock		(1,897)
Cash dividends paid	(5,787)	(5,866)
Net cash (used in) provided by financing activities	(133,205)	104,165
Net (decrease) increase in cash and cash equivalents	(137,409)	98,820
Cash and cash equivalents at beginning of period	187,365	37,868
Cash and cash equivalents at end of period	$49,956	$136,688

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2024	2023
Supplemental disclosures:
Cash paid during the period for:
Interest	$39,397	$22,008
Income taxes	504	1,722
Noncash items:
U.S. Treasury bond matured - receivable	5,000
Transfers of fixed assets to other real estate	1,556
Transfers of loans to other real estate	27
Removal of right-of-use assets		(785)
Removal of lease liability		(820)

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), collectively, the “Company” or “Peoples”. The Company services its retail and commercial customers through forty four full-service community banking offices located within Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey and Broome County of New York.

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three and six months ended and as of June 30, 2024, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

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

Merger with FNCB Bancorp, Inc.

On July 1, 2024, the Company completed its previously announced merger with FNCB Bancorp, Inc. (“FNCB”), a Pennsylvania corporation and the parent company of FNCB Bank, a Pennsylvania-chartered bank (“FNCB Bank”), pursuant to the Agreement and Plan of Merger dated September 27, 2023 between Peoples and FNCB (the “Merger Agreement”). On July 1, 2024, FNCB merged with and into the Company, with the Company as the surviving entity. Immediately following the merger, FNCB Bank merged with and into Peoples Bank, with Peoples Bank as the surviving bank and a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, the shareholders of FNCB as of the effective time of the merger received a fixed exchange ratio of 0.1460 shares of the Company's common stock for each share of the FNCB’s common stock. The total aggregate consideration paid in the FNCB merger was 2,935,456 shares of the Company’s common stock, which had a value of $45.54 per share, which was the closing price of the Company’s common stock on June 28, 2024, the last trading day prior to the consummation of the merger. Also included in the total consideration was cash in lieu of any fractional shares.

The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Merger Agreement filed by the Company as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Third Quarter Dividend Declaration

On July 26, 2024, the Board of Directors declared a third quarter dividend of $0.6175 per share. The dividend is payable on September 13, 2024 to shareholders of record as of August 30, 2024. The dividend represents an increase of 50.6% compared to the dividend declared in the second quarter of 2024 and the third quarter in the prior year, which increase was contemplated as part of the Merger Agreement between the Company and FNCB.

Recent accounting standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the required effective dates. The following should be read in conjunction with "Note 1 Summary of significant accounting policies" of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

2. Other comprehensive (loss) income:

The components of other comprehensive (loss) income (“OCI”) and their related tax effects are reported in the consolidated statements of income and comprehensive income. The accumulated other comprehensive loss included in the consolidated balance sheets relates to net unrealized gains and losses on investment securities available for sale, benefit plan adjustments and adjustments to derivative fair values.

The components of accumulated other comprehensive loss included in stockholders’ equity at June 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Net unrealized loss on investment securities available for sale	$(53,949)	$(51,527)
Income tax benefit	(11,800)	(11,270)
Net of income taxes	(42,149)	(40,257)
Benefit plan adjustments	(4,370)	(4,370)
Income tax benefit	(956)	(956)
Net of income taxes	(3,414)	(3,414)
Derivative adjustments	368	(871)
Income tax expense (benefit)	80	(191)
Net of income taxes	288	(680)
Accumulated other comprehensive loss	$(45,275)	$(44,351)

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and six months ended June 30, 2024 and 2023:

(Dollars in thousands, except per share data)	2024		2023
For the Three Months Ended June 30,	Basic	Diluted	Basic	Diluted
Net income	$3,282	$3,282	$9,425	$9,425
Average common shares outstanding	7,057,258	7,114,115	7,145,975	7,177,915
Earnings per share	$0.47	$0.46	$1.32	$1.31

(Dollars in thousands, except per share data)	2024		2023
For the Six Months Ended June 30,	Basic	Diluted	Basic	Diluted
Net income	$6,748	$6,748	$17,004	$17,004
Average common shares outstanding	7,055,085	7,108,113	7,151,732	7,188,384
Earnings per share	$0.96	$0.95	$2.38	$2.37

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$193,092	$	$13,085	$180,007
U.S. government-sponsored enterprises	2,409		377	2,032
State and municipals:
Taxable	67,761		10,924	56,837
Tax-exempt	74,877		9,873	65,004
Residential mortgage-backed securities:
U.S. government agencies	638		34	604
U.S. government-sponsored enterprises	86,754		19,090	67,664
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	9,658		294	9,364
Corporate debt securities	4,000		272	3,728
Total available for sale	$439,189	$	$53,949	$385,240
Held to maturity:
Tax-exempt state and municipals	$11,184	$	$873	$10,311
Residential mortgage-backed securities:
U.S. government agencies	14,554		2,706	11,848
U.S. government-sponsored enterprises	55,860		9,795	46,065
Total held to maturity	$81,598	$	$13,374	$68,224

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$197,920	$	$13,863	$184,057
U.S. government-sponsored enterprises	2,539		387	2,152
State and municipals:
Taxable	67,831		10,731	57,100
Tax-exempt	75,742		8,618	67,124
Residential mortgage-backed securities:
U.S. government agencies	758		34	724
U.S. government-sponsored enterprises	89,935		17,264	72,671
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	11,729		360	11,369
Corporate debt securities	4,000		270	3,730
Total available for sale	$450,454	$	$51,527	$398,927
Held to maturity:
Tax-exempt state and municipals	$11,201	$1	$660	$10,542
Residential mortgage-backed securities:
U.S. government agencies	15,400		2,653	12,747
U.S. government-sponsored enterprises	58,250		9,841	48,409
Total held to maturity	$84,851	$1	$13,154	$71,698

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

There were no investment sales during the six month period ended June 30, 2024. During the six month period ended June 30, 2023, investment securities, including U.S. Treasury bonds and mortgage-backed securities, with a par value of $65.6 million were sold at a net gain of $81 thousand. The proceeds were used to pay-down higher cost short-term borrowings.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available for sale at June 30, 2024, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Within one year	$43,852	$42,651
After one but within five years	171,504	158,031
After five but within ten years	53,729	46,189
After ten years	70,645	58,705
	339,730	305,576
Mortgage-backed and other amortizing securities	99,459	79,664
Total	$439,189	$385,240

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held to maturity at June 30, 2024, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After one but within five years	$1,192	$1,097
After five but within ten years	9,991	9,213
	11,183	10,310
Mortgage-backed securities	70,415	57,914
Total	$81,598	$68,224

Securities with a carrying value of $313.3 million and $322.4 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law and pledged to the Discount Window at the Federal Reserve.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2024, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2024
	Less than Twelve Months				Twelve Months or Longer			Total
	Total # in a loss			Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position		Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Available for Sale
U.S. Treasury securities		$			$42	$180,007	$13,085	42	$180,007	$13,085
U.S. government-sponsored enterprises					2	2,032	377	2	2,032	377
State and municipals:
Taxable					66	56,837	10,924	66	56,837	10,924
Tax-exempt					94	65,004	9,873	94	65,004	9,873
Residential mortgage-backed securities:
U.S. government agencies					3	604	34	3	604	34
U.S. government-sponsored enterprises					30	67,664	19,090	30	67,664	19,090
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises					4	9,364	294	4	9,364	294
Corporate debt securities					6	3,728	272	6	3,728	272

Total		$			$247	$385,240	$53,949	247	$385,240	$53,949

Securities Held to Maturity
State and municipals:
Tax-exempt	5		$2,883	$11	12	$7,428	$862	17	$10,311	$873
Residential mortgage-backed securities:
U.S. government agencies					4	11,848	2,706	4	11,848	2,706
U.S. government-sponsored enterprises					8	46,065	9,795	8	46,065	9,795
Total	5		$2,883	$11	24	$65,341	$13,363	29	$68,224	$13,374

	December 31, 2023
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a loss		Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Available for Sale
U.S. Treasury securities				43	$184,057	$13,863	43	$184,057	$13,863
U.S. government-sponsored enterprises				2	2,152	387	2	2,152	387
State and municipals:
Taxable	1	995	6	65	56,105	10,725	66	57,100	10,731
Tax-exempt	2	575	5	93	66,393	8,613	95	66,968	8,618
Residential mortgage-backed securities:
U.S. government agencies				3	724	34	3	724	34
U.S. government-sponsored enterprises				32	72,671	17,264	32	72,671	17,264
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				4	11,369	360	4	11,369	360
Corporate debt securities				6	3,730	270	6	3,730	270
Total	3	1,570	11	248	397,201	51,516	251	398,771	51,527

Securities Held to Maturity
State and municipals:
Tax-exempt	2	$1,438	$36	10	$6,209	$624	12	$7,647	$660
Residential mortgage-backed securities:
U.S. government agencies				4	12,747	2,653	4	12,747	2,653
U.S. government-sponsored enterprises				8	48,409	9,841	8	48,409	9,841
Total	2	$1,438	$36	22	$67,365	$13,118	24	$68,803	$13,154

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Management considered whether a credit loss existed related to the investments in an unrealized loss position by determining (i) whether the decline in fair value is attributable to adverse conditions specifically related to the financial condition of the security issuer or specific conditions in an industry or geographic area; (ii) whether the credit rating of the issuer of the security has been downgraded; (iii) whether dividend or interest payments have been reduced or have not been made and (iv) an adverse change in the remaining expected cash flows from the security such that the Company will not recover the amortized cost of the security. If the decline is judged to be due to factors related to credit, the credit loss should be recorded as an allowance for credit losses (“ACL”) with an offsetting entry to net income. The portion of the loss related to non-credit factors are recorded in OCI.

Based on management’s assessment of the factors identified above, it is determined the fair value of all the identified investments being less than the amortized costs is primarily caused by the rapid increase in market rates and not credit quality. All interest payments have been received as scheduled, substantially all debt securities are rated above investment grade and no material downgrades announced. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the unrealized loss to be credit related, thus no allowance for credit loss expense was recorded at June 30, 2024 or December 31, 2023.

Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $7.7 million and $5.2 million at June 30, 2024 and December 31, 2023, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

5. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2024 and December 31, 2023 are summarized as follows. The Company had net deferred loan origination fees of $0.8 million and $0.4 million at June 30, 2024 and December 31, 2023, respectively.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Commercial and Industrial	$461,014	$368,411
Municipal	170,991	175,304
Total	632,005	543,715
Real estate
Commercial	1,793,652	1,863,118
Residential	369,671	360,803
Total	2,163,323	2,223,921
Consumer
Indirect Auto	66,792	75,389
Consumer Other	7,433	6,872
Total	74,225	82,261
Total	$2,869,553	$2,849,897

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $11.4 million and $9.7 million at June 30, 2024 and 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, and totaled $1.7 million and $188 thousand, respectively, at June 30, 2024 and is excluded from the estimate of credit losses, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. At June 30, 2023, accrued interest receivable on available for sale securities and held to maturity securities was $1.5 million and $198 thousand, respectively.

The following tables present the balance of the allowance for credit losses at June 30, 2024 and 2023. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	June 30, 2024
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Beginning Balance April 1, 2024	$2,287	$698	$14,470	$4,258	$884	$22,597
Charge-offs	(41)				(94)	(135)
Recoveries	25			2	38	65
(Credits) provisions	(100)	13	686	(30)	27	596
Ending balance	$2,171	$711	$15,156	$4,230	$855	$23,123

	June 30, 2023
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2023	$2,481	$2,318	$15,692	$3,868	$1,085	$25,444
Charge-offs					(77)	(77)
Recoveries	5			3	44	52
Provisions (credits)	265	(1,491)	(731)	(104)	(140)	(2,201)
Ending balance	$2,751	$827	$14,961	$3,767	$912	$23,218

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	June 30, 2024
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Beginning Balance January 1, 2024	$2,272	$788	$14,153	$3,782	$900	$21,895
Charge-offs	(46)				(197)	(243)
Recoveries	80			4	83	167
(Credits) provisions	(135)	(77)	1,003	444	69	1,304
Ending balance	$2,171	$711	$15,156	$4,230	$855	$23,123

	June 30, 2023
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Beginning Balance January 1, 2023	$4,365	$1,247	$17,915	$3,072	$873	$27,472
Impact of adopting ASC 326	(1,683)	747	(3,344)	967	30	(3,283)
Beginning Balance January 1, 2023	2,682	1,994	14,571	4,039	903	24,189
Charge-offs	(4)				(148)	(152)
Recoveries	5		1	19	93	118
Provisions (credits)	68	(1,167)	389	(291)	64	(937)
Ending balance	$2,751	$827	$14,961	$3,767	$912	$23,218

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table represents the allowance for credit losses by major classification of loan and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at June 30, 2024 and December 31, 2023.

	June 30, 2024
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Ending balance	$2,171	$711	$15,156	$4,230	$855	$23,123
Ending balance: individually evaluated	7		415			422
Ending balance: collectively evaluated	$2,164	$711	$14,741	$4,230	$855	$22,701
Loans receivable:
Ending balance	$461,014	$170,991	$1,793,652	$369,671	$74,225	$2,869,553
Individually evaluated - collateral dependent - real estate	378		5,139	1,327		6,844
Individually evaluated - collateral dependent - non-real estate	7					7
Collectively evaluated	460,629	170,991	1,788,513	368,344	74,225	2,862,702

	December 31, 2023
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$2,272	$788	$14,153	$3,782	$900	$21,895
Ending balance: individually evaluated for impairment	10		21			31
Ending balance: collectively evaluated for impairment	$2,262	$788	$14,132	$3,782	$900	$21,864
Loans receivable:
Ending balance	$368,411	$175,304	$1,863,118	$360,803	$82,261	$2,849,897
Individually evaluated - collateral dependent - real estate	7		2,974	1,749		4,730
Individually evaluated - collateral dependent - non-real estate	10					10
Collectively evaluated	368,394	175,304	1,860,144	359,054	82,261	2,845,157

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Nonaccrual Loans

The following table presents the Company’s nonaccrual loans at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial	$378	$7	$371
Municipal
Real estate:
Commercial	5,138	4,923	215
Residential	1,327		1,327
Consumer	274		274
Total	$7,117	$4,930	$2,187

	December 31, 2023
	Total	Nonaccrual with		Nonaccrual with
	Nonaccrual	an Allowance for		no Allowance for
(Dollars in thousands)	Loans	Credit Losses		Credit Losses
Commercial	$10	$10	$
Municipal
Real estate:
Commercial	2,974	1,170		1,804
Residential	760			760
Consumer	218			218
Total	$3,962	$1,180		$2,782

Interest income recorded on nonaccrual loans was $43 thousand and $35 thousand for the three months ended June 30, 2024 and June 30, 2023, respectively. Interest income recorded on nonaccrual loans was $74 thousand and $414 thousand for the six months ended June 30, 2024 and June 30, 2023, respectively.

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

The following table presents the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(Dollars in thousands)		2024	2023		2022		2021		2020	Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial
Pass		$13,103	$36,862		$67,146		$65,299		$35,316	$91,621		$141,169		$139	$450,655
Special Mention		1,253	1,142		733		246		2,113	1,451		1,777			8,715
Substandard			32		62		40			497		1,013			1,644
Total Commercial		14,356	38,036		67,941		65,585		37,429	93,569		143,959		139	461,014

Municipal
Pass		1,106	1,307		49,200		93,134		10,433	15,773		38			170,991
Special Mention
Substandard
Total Municipal		1,106	1,307		49,200		93,134		10,433	15,773		38			170,991

Commercial real estate
Pass		67,209	131,565		532,372		437,529		127,512	461,610				92	1,757,889
Special Mention			2,360		967		1,138		1,061	19,988					25,514
Substandard			167		1,845		1,318		157	6,762					10,249
Total Commercial real estate		67,209	134,092		535,184		439,985		128,730	488,360				92	1,793,652

Residential real estate
Pass		12,525	28,059		50,687		64,295		25,489	95,395		91,919		60	368,429
Special Mention
Substandard			4						307	927		4			1,242
Total Residential real estate		12,525	28,063		50,687		64,295		25,796	96,322		91,923		60	369,671

Consumer
Pass		7,199	22,998		24,658		9,795		3,842	3,942		1,517			73,951
Special Mention
Substandard			60		31		115		35	33					274
Total Consumer		7,199	23,058		24,689		9,910		3,877	3,975		1,517			74,225

Total Loans		$102,395	$224,556		$727,701		$672,909		$206,265	$697,999		$237,437		$291	$2,869,553

Gross charge-offs
Commercial	$		$41	$		$		$		$5	$		$		$46
Municipal
Commercial real estate
Residential real estate
Consumer			15		81		60		11	30					197
Total Gross charge-offs	$		$56		$81		$60		$11	$35	$		$		$243

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The major classifications of loans by past due status are summarized as follows:

	June 30, 2024
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$463	$290	$7	$760	$460,254	$461,014	$
Municipal					170,991	170,991
Real estate:
Commercial	3,871	2,086	4,003	9,960	1,783,692	1,793,652
Residential	1,395	101	713	2,209	367,462	369,671
Consumer	865	313	134	1,312	72,913	74,225
Total	$6,594	$2,790	$4,857	$14,241	$2,855,312	$2,869,553	$

	December 31, 2023
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$53	$155	$10	$218	$368,193	$368,411	$
Municipal					175,304	175,304
Real estate:
Commercial	152	5	279	436	1,862,682	1,863,118
Residential	1,456	50	1,610	3,116	357,687	360,803	986
Consumer	1,069	285	85	1,439	80,822	82,261
Total	$2,730	$495	$1,984	$5,209	$2,844,688	$2,849,897	$986

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presents the activity in the ACL on off balance sheet commitments, which include commitments to extend credit, unused portions of lines of credit and standby letters of credit, for the three and six months ended June 30, 2024 and 2023:

	For the three months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023
Beginning balance	$530	$264
Provision for (credit to) credit losses recorded in noninterest expense	(196)	(171)
Total allowance for credit losses on off balance sheet commitments	$334	$93

	For the six months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023
Beginning balance	$43	$179
Impact of adopting Topic 326		270
Provision for (credit to) credit losses recorded in noninterest expense	291	(356)
Total allowance for credit losses on off balance sheet commitments	$334	$93

The contractual amounts of off-balance sheet commitments at June 30, 2024 and 2023 are as follows:

(Dollars in thousands)	2024	2023
Commitments to extend credit	$86,125	$228,887
Unused portions of lines of credit	383,483	368,372
Standby letters of credit	43,659	52,826
	$513,267	$650,085

 Modifications to Borrowers Experiencing Financial Difficulty

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) eliminated the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In accordance with the new guidance, the Company no longer evaluates loans with modifications made to borrowers experiencing financial difficulty individually for impairment, nor establishes a related specific reserve for such loans, but rather these loans are included in their respective portfolio segment and evaluated collectively for impairment to establish an ACL.

There was one modification made to a commercial and industrial loan with a borrower experiencing financial difficulty during the three and six months ended June 30, 2024 which involved the deferral of the principal payment and the extension of the loan’s maturity date three months to September 16, 2024.  The loan had an outstanding principal balance of $370 thousand at June 30, 2024. There were no loans made to borrowers that were modified during the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2024 and June 30, 2023, there were no defaults on loan modifications made to borrowers experiencing financial difficulty.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

6. Other assets:

The components of other assets at June 30, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)	June 30, 2024		December 31, 2023
Other real estate owned	$1,152	$
Mortgage servicing rights	852		870
Prepaid shares tax	819		949
Prepaid pension	4,018		3,764
Prepaid expenses	4,992		4,840
Restricted equity securities (FHLB and other)	7,736		5,180
Investment in low income housing partnership	4,890		5,015
Interest rate swaps(1)	20,958		19,278
Receivable - matured U.S. Treasury bond	5,000
Other assets	2,660		2,353
Total	$53,077		$42,249
(1)	Interest rate swaps balance represents the fair value of the commercial loan back-to-back swaps.

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

During the periods ended June 30, 2024 and December 31, 2023 there were no transfers in or out of Level 3.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
June 30, 2024	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$180,007	$180,007	$	$
U.S. government-sponsored enterprises	2,032		2,032
State and municipals:
Taxable	56,837		56,837
Tax-exempt	65,004		65,004
Mortgage-backed securities:
U.S. government agencies	604		604
U.S. government-sponsored enterprises	77,028		77,028
Corporate debt securities	3,728		3,728
Common equity securities	78	78
Total investment securities	$385,318	$180,085	$205,233	$
Interest rate swap-other assets	$20,958		$20,958
Interest rate swap-other liabilities	$(20,538)		$(20,538)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2023	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$184,057	$184,057	$	$
U.S. government-sponsored enterprises	2,152		2,152
State and municipals:
Taxable	57,100		57,100
Tax-exempt	67,124		67,124
Mortgage-backed securities:
U.S. government agencies	724		724
U.S. government-sponsored enterprises	84,040		84,040
Corporate debt securities	3,730		3,730
Common equity securities	98	98
Total investment securities	$399,025	$184,155	$214,870	$
Interest rate swap-other assets	$19,278		$19,278
Interest rate swap-other liabilities	$(18,808)		$(18,808)

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
June 30, 2024	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$6,851	$	$	$6,851
Other real estate owned	$1,152			$1,152

Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2023	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$4,740	$	$	$4,740

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
June 30, 2024	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$6,851	Appraisal of collateral	Appraisal adjustments	22.8% to 94.0% (67.5)%
			Liquidation expenses	3.0% to 6.0% (5.6)%
Other real estate owned	$1,152	Appraisal of collateral	Appraisal adjustments	1.0% to 1.0% (1.0)%
			Liquidation expenses	3.0% to 6.0% (4.5)%

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

The carrying and fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
June 30, 2024	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$49,956	$49,956	$49,956	$	$
Investment securities:
Available for sale	385,240	385,240	180,007	205,233
Common equity securities	78	78	78
Held to maturity	81,598	68,224		68,224
Loans held for sale
Net loans	2,846,430	2,646,017			2,646,017
Accrued interest receivable	13,326	13,326		13,326
Mortgage servicing rights	852	1,709		1,709
Restricted equity securities (FHLB and other)	7,736	7,736		7,736
Other assets - interest rate swaps	20,958	20,958		20,958
Total	$3,406,174	$3,193,244
Financial liabilities:
Deposits	$3,064,959	$3,059,952	$	$3,059,952	$
Short-term borrowings	104,250	104,254		104,254
Long-term debt	25,000	24,761		24,761
Subordinated debt	33,000	43,284		43,284
Accrued interest payable	5,507	5,507		5,507
Other liabilities - interest rate swaps	20,538	20,538		20,538
Total	$3,253,254	$3,258,296

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

For the three and six months ended June 30, salaries and employee benefits expense includes approximately $294 thousand and $620 thousand in 2024 and $360 thousand and $837 thousand in 2023 relating to the employee benefit plans.

(Dollars in thousands)	Pension Benefits
Three Months Ended June 30,	2024	2023
Net periodic pension benefit:
Interest cost	$158	$164
Expected return on plan assets	(320)	(293)
Amortization of unrecognized net loss	49	50
Net periodic pension benefit	$(113)	$(79)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

(Dollars in thousands)	Pension Benefits
Six Months Ended June 30,	2024	2023
Net periodic pension income:
Interest cost	$317	$328
Expected return on plan assets	(641)	(585)
Amortization of unrecognized net loss	97	99
Net periodic pension income:	(227)	(158)

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

As of June 30, 2024, 66,298 shares of the Company’s common stock were available for grants as awards pursuant to the 2023 Plan. While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan.   If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others under the 2023 Plan.

The 2017 Plan and 2023 Plan authorize grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the six months ended June 30, 2024, the Company granted 23,243 performance based restricted stock units and 8,895 time based restricted stock awards, under the 2023 Plan. For the six months ended June 30, 2023, the Company granted 18,222 performance based restricted stock units and 5,206 time based restricted stock awards, under the 2023 Plan.

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

The Company recognized net compensation costs of $200 thousand and $399 thousand for the three and six months ended June 30, 2024 for awards granted under the 2023 Plan and recognized compensation expense of $84 thousand and $167 thousand for the three and six months ended June 30, 2024 for the awards granted under the 2017 Plan. As of

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

June 30, 2024, the Company had $1.8 million of unrecognized compensation expense associated with restricted stock awards.  The remaining cost is expected to be recognized over a weighted average vesting period of under 2.0 years.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income, (AOCI) and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that no amount will be reclassified as a reduction to interest income.

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate pools of assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate (“SOFR”). Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

As of June 30, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Consolidated Statement of Financial Position in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
AFS Securities (1)	$142,638	$143,573	$(368)	$871
Fixed Rate Loans (2)	49,897	50,462	(103)	462
Total	$192,535	$194,035	$(471)	$1,333
(1)	These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $142.6 million. The amounts of the designated hedged items were $100.0 million.

(2)	Fixed Rate Loan Assets. These amounts include the carrying value of fixed rate loan assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2024, the principal value of the hedged item was $50.0 million.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of June 30, 2024, the Company had 119 interest rate swaps with an aggregate notional amount of $245.2 million related to this program.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023.

Fair Values of Derivative Instruments
	Derivative Assets							Derivative Liabilities

	As of June 30, 2024			As of December 31, 2023 (1)				As of June 30, 2024			As of December 31, 2023
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location		Fair Value		Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$150,000	Other Assets	$518	Other Assets	$		$		Other Liabilities	$0	Other Liabilities	$1,270
Total derivatives designated as hedging instruments			$518		$					$0		$1,270

Derivatives not designated as hedging instruments
Interest Rate Products	$237,083	Other Assets	$21,513	Other Assets		$19,833		$237,083	Other Liabilities	$21,093	Other Liabilities	$19,364
Other Contracts	8,131	Other Assets	2	Other Assets		3		7,303	Other Liabilities		Other Liabilities
Total derivatives not designated as hedging instruments			$21,515			$19,836				$21,093		$19,364
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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive (Loss) Income

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive (loss) income as of June 30, 2024 and June 30, 2023.

(Dollars in thousands) Three months ended June 30, 2024		Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component		Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component		Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$		$		$		Interest Income	$		$		$
Total	$		$		$			$		$		$

(Dollars in thousands) Three months ended June 30, 2023		Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component		Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income Included Component		Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products		$(1)	$			$(1)	Interest Income		$(16)	$			$(16)
Total		$(1)	$			$(1)			$(16)	$			$(16)

(Dollars in thousands) Six months ended June 30, 2024		Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component		Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income Included Component		Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$		$		$		Interest Income	$		$		$
Total	$		$		$			$		$		$

(Dollars in thousands) Six months ended June 30, 2023		Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component		Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income Included Component		Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products		$(1)	$			$(1)	Interest Income		$(32)	$			$(32)
Total		$(1)	$			$(1)			$(32)	$			$(32)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2024 and 2023.

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the three months ended June 30,
		2024	2023
(Dollars in thousands)		Interest Income	Interest Income

Total amounts of income and expense line items presented in the statements of income and comprehensive
income in which the effects of fair value or cash flow hedges are recorded.		$226	$115

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items		(160)	(2,034)
Derivatives designated as hedging instruments		386	2,165
Derivatives designated as hedging instruments
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of (loss) gain reclassified from AOCI into income			(16)
Amount of gain reclassified from AOCI into income - Included Component
Amount of (loss) reclassified from AOCI into income - Excluded Component	$		$(16)

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the six months ended June 30,
		2024	2023
(Dollars in thousands)		Interest Income	Interest Income

Total amounts of income and expense line items presented in the statements of income and comprehensive
income in which the effects of fair value or cash flow hedges are recorded.		$448	$130

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items		(1,239)	(48)
Derivatives designated as hedging instruments		1,687	210
in earnings based on an amortization approach
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount excluded from effectiveness testing recognized
Amount of gain reclassified from AOCI into income - Included Component
Amount of (loss) reclassified from AOCI into income - Excluded Component	$		$(32)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2024 and 2023.

		Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain	Amount of Gain or (Loss)
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income on Derivative	Income on Derivative	Income on Derivative
	Recognized in Income on	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(Dollars in thousands)	Derivative	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023
Derivatives Not Designated as Hedging Instruments:
Interest Rate Products	Other income / (expense)	$(8)	$(50)	$23	$(138)
Other Contracts	Other income / (expense)		(1)	30	30
Total		$(8)	$(51)	$53	$(108)

Fee Income	Fee income	$110	$128	$	$384

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of June 30, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$22,031	$	$22,031	$	$20,350	$1,681

Offsetting of Derivative Liabilities
as of June 30, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$21,093	$	$21,093	$21,093	$	$
*Cash collateral of $270 was paid in June 2024, but not presented as an offset above.

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

As of June 30, 2024, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $330 thousand. As of December 31, 2023, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.7 million. The Company has minimum

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $270 thousand against its obligations under these agreements at June 30, 2024. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at June 30, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Interest-bearing deposits:
Money market accounts	$690,631	$782,243
NOW accounts	715,890	796,426
Savings accounts	397,827	429,011
Time deposits less than $250	504,879	505,409
Time deposits $250 or more	134,761	121,265
Total interest-bearing deposits	2,443,988	2,634,354
Noninterest-bearing deposits	620,971	644,683
Total deposits	$3,064,959	$3,279,037

The deposit base consisted of 42.8% retail accounts, 34.7% commercial accounts, 14.4% municipal relationships and 8.1% brokered deposits at June 30, 2024. At June 30, 2024, total estimated uninsured deposits, were approximately $744.7 million, or approximately 24.3% of total deposits; as compared to approximately $883.5 million, or 26.9% of total deposits at December 31, 2023. Included in the uninsured total at June 30, 2024 is $292.9 million of municipal deposits collateralized by letters of credit issued by the FHLB and pledged investment securities, and $.7 million of affiliate company deposits. As an additional resource to our uninsured depositors, we offer all depositors access to IntraFi's CDARS and ICS programs which allows deposit customers to obtain full FDIC deposit insurance while maintaining the deposit relationship with our Bank.

The scheduled maturities of time deposits are summarized below, through June 30 of each year:

(Dollars in thousands)
2025	$375,157
2026	108,595
2027	48,579
2028	95,187
2029	6,192
Thereafter	5,930
$639,640

11. Borrowings

Short-term borrowings consist of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties. Total short-term borrowings at June 30, 2024 were $104.3 million and consisted primarily of overnight FHLB advances as compared to $17.6 million at December 31, 2023. Other borrowings, which include cash collateral pledged by derivative

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

counterparties to offset interest rate exposure, totaled $20.4 million at June 30, 2024 and $17.6 million at December 31, 2023.

The table below outlines short-term borrowings at and for the six months ended June 30, 2024 and at and for the year ended December 31, 2023:

	At and for the six months ended June 30, 2024
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Period
Other borrowings	$20,350	$20,861	$25,050	5.39%	5.33%
FHLB advances	83,900	11,674	83,900	5.78	5.67
Total short-term borrowings	$104,250	$32,535	$108,950	5.53%	5.60%

	At and for the year ended December 31, 2023
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
Other borrowings	$17,590	$19,160	$28,470	5.54%	5.35%
FHLB advances		19,171	158,000	4.48
Total short-term borrowings	$17,590	$38,331	$186,470	5.01%	5.35%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At June 30, 2024, the maximum borrowing capacity was $1.3 billion of which $108.9 million was outstanding in borrowings and $239.5 million was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2023, the maximum borrowing capacity was $1.2 billion of which $25.0 million was outstanding in long-term debt and $345.4 million was used to issue standby letters of credit to collateralize public fund deposits.

Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The overnight borrowing rate resets each day.

In addition to borrowings from FHLB and correspondent bank lines of credit, we have availability through the Federal Reserve Bank’s Discount Window and Bank Term Funding Program (“BTFP”) of $413.5 million at June 30, 2024. The FRB’s borrower-in-custody program allows depository institutions to pledge loans as collateral for Discount Window advances while retaining possession of the loan documentation. At June 30, 2024, $331.2 million in loans were pledged as collateral for the borrower-in-custody program and provided $235.4 million in borrowing capacity. At June 30, 2024, securities with a current par value of $166.0 million were pledged at the Discount Window resulting in borrowing capacity of $153.1 million. An additional $25.0 million in securities were pledged at the BTFP at June 30, 2024 in anticipation of the merger with FNCB and the assumption of their BTFP debt.

At December 31, 2023, $365.8 million in loans were pledged as collateral for the borrower-in-custody program and provided $246.1 million in borrowing capacity. At December 31, 2023, $191.0 million in securities were pledged to the BTFP and $11 thousand was pledged to the Discount Window. The BTFP allowed depository institutions to borrow up to the par value of eligible securities pledged at the FRB. The BTFP expired on March 11, 2024 and the Company transferred the eligible securities pledged to the Federal Reserve Discount Window.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Long-term debt consisting of advances from the FHLB at June 30, 2024 and December 31, 2023 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed	June 30, 2024	December 31, 2023
March 2025	4.37%	$10,000	$10,000
March 2026	4.20	15,000	15,000
		$25,000	$25,000

Maturities of long-term debt, by contractual maturity, for the remainder of 2024 and subsequent years are as follows:

(Dollars in thousands)
2025	$10,000
2026	15,000
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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

13. Subsequent events

On July 1, 2024, the Company completed its previously announced merger with FNCB, pursuant to which FNCB merged with and into the Company, and FNCB Bank merged with and into Peoples Bank.

Pursuant to the terms of the Merger Agreement, each outstanding share of FNCB‘s common stock was converted into the right to receive 0.146 shares of the Company’s common stock. The value of the total transaction consideration was approximately $133.7 million. The consideration included the issuance of 2,935,456 shares of the Company’s common stock, which had a value of $45.54 per share, which was the closing price of the Company’s common stock on June 28, 2024, the last trading day prior to the consummation of the acquisition. Also included in the total consideration was cash in lieu of any fractional shares.

(Dollars in thousands)
Purchase Price:
Peoples Financial Services Corp. common stock paid at closing price of $45.54 as of June 30, 2024	$133,681
Cash consideration (cash in lieu for fractional shares)	32
Total purchase price	$133,713

Sales of Acquired Securities

As of July 2, 2024, the Company sold $271.2 million par value of available for sale securities, which were acquired from FNCB on July 1, 2024, for net proceeds of $241.2 million and used $189 million of the proceeds to reduce FHLB advances.

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

Cautionary Note Regarding Forward-Looking Statements:

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies and expectations of Peoples Financial Services Corp. and its subsidiaries that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: macroeconomic trends; the effects of any recession in the United States; the impact on financial markets from geopolitical conflicts such as the military conflict between Russia and Ukraine and the conflict in Israel; risks associated with business combinations, including, the possibility that we may be unable to achieve expected synergies and operating efficiencies in the merger with FNCB within the expected timeframes or at all and to successfully integrate operations of FNCB and FNCB Bank and those of Peoples and Peoples Bank, which may be more difficult, time consuming or costly than expected; diversion of management's attention from ongoing business operations and opportunities; effects of the completion of the FNCB merger on the ability of Peoples to retain customers and retain and hire key personnel and maintain relationships with their vendors, and on their operating results and businesses generally; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; adverse developments in the financial industry generally, such as the recent bank failures, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, in Part II, Item 1A of this report and in reports we file with the Securities and Exchange Commission from time to time.

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

Operating Environment:

In 2024, the economy appears to be expanding at a solid pace with reduced inflation and strong employment data. As of August 1, 2024, factors supporting this include:

●	Gross domestic product (“GDP”) – Real GDP rose at a 2.8 percent annualized pace in the second quarter after increasing 1.4 percent in the first quarter. The increase was a result of increases in consumer spending, private inventory investment and nonresidential fixed investment.
●	Core Consumer Price Index (“CPI”) – Core CPI, which excludes food and energy, was 3.3 percent for the 12 months ending June 30, 2024 and was driven by increased shelter expenses. When including food and energy, CPI was 3.0 percent.
●	Personal Consumption Expenditures Index (“PCE”) - PCE, a measure of the prices that people living in the U.S. pay for goods and services, increased 2.5 percent in June compared to a year ago. Excluding food and energy, PCE increased 2.6 percent.
●	Tight Labor Market – The unemployment rate was 4.1 percent in June, its highest point in more than two years. Demand for labor has decreased and wage growth has slowed.

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

Goodwill:

The Company has goodwill with a net carrying value of $63.4 million at June 30, 2024 and December 31, 2023. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At June 30, 2024, we performed a qualitative evaluation, which involves determining whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Review of Financial Position:

Total assets decreased $126.2 million or 6.8% annualized from December 31, 2023, to $3.6 billion at June 30, 2024. The decrease in assets during the six months was primarily due to decreases in federal funds sold, utilized in part to fund loan growth and seasonal outflow of deposits. Total loans increased $19.7 million since December 31, 2023 and totaled $2.9 billion at June 30, 2024. Investments decreased $17.0 million due primarily to maturities, principal payments and adjustments in market value. There were no Federal funds sold balances at June 30, 2024 compared to a balance of $144.7 million at December 31, 2023.

Deposits decreased $214.1 million to $3.1 billion at June 30, 2024 from $3.3 billion at December 31, 2023, due in part to seasonal municipal deposit outflows. Interest-bearing deposits decreased $190.4 million to $2.4 billion compared to $2.6 billion at December 31, 2023. Non-interest bearing deposits decreased $23.7 million to $621.0 million from $644.7 million as of December 31, 2023. Total short-term borrowings at June 30, 2024 were $104.3 million, an increase of $86.7 million from $17.6 million at December 31, 2023. Long term debt and subordinated debentures remained unchanged at $25.0 million and $33.0 million respectively at June 30, 2024 and December 31, 2023. Total stockholders’ equity increased $0.4 million from $340.4 million at year-end 2023 to $340.8 million at June 30, 2024 due to net income, partially offset by an increase to accumulated other comprehensive loss resulting from an increase in unrealized loss on available for sale investment securities and the payment of the dividends.

The unrealized losses on the held to maturity portfolio totaled $13.4 million and $13.2 million at June 30, 2024 and December 31, 2023, respectively. For the six months ended June 30, 2024, total assets averaged $3.6 billion, and increased $29.8 million from the same period of 2023.

Investment Portfolio:

The majority of the investment portfolio is classified as available for sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available for sale totaled $385.2 million at June 30, 2024, a decrease of $13.7 million, or 3.4% from $398.9 million at December 31, 2023. The decrease was primarily due to maturities and principal payments combined with a decrease in fair value due to market value adjustments.

Investment securities held to maturity, which consisted of 86.3% of mortgage-backed securities issued or guaranteed by U.S. Government agency and U.S. Government-sponsored entities, totaled $81.6 million at June 30, 2024, a decrease of $3.3 million, or 3.4% from $84.9 million at December 31, 2023. Held to maturity securities had a market value of $68.2 million at June 30, 2024 compared to $71.7 million at December 31, 2023.

For the six months ended June 30, 2024, the investment portfolio averaged $531.7 million, a decrease of $47.1 million or 8.1% compared to $578.8 million for the same period last year. Average tax-exempt municipal bonds have decreased $7.7 million or 8.2% to $86.6 million for the six months ended June 30, 2024 from $94.3 million during the comparable period of 2023.  The FTE yield on the investment portfolio increased 2 basis points to 1.80% for the six months ended June 30, 2024, from 1.78% for the comparable period of 2023.

Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the Accumulated Other Comprehensive Loss component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $42.1 million net of a deferred income tax benefit of $11.8 million at June 30, 2024, and net unrealized losses of $40.3 million, net of deferred income tax benefit of $11.3 million, at December 31, 2023.

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

Loan Portfolio:

Total loans increased $19.7 million or 1.4% annualized since December 31, 2023 and totaled $2.9 billion at June 30, 2024. This level of loan growth is consistent with the Company's current balance sheet strategy to slow loan growth and build on balance sheet liquidity. The loan growth that was achieved was due primarily to increases in commercial and industrial loans.

Commercial and industrial loans increased $88.3 million, or 32.6% annualized, to $632.0 million at June 30, 2024 compared to $543.7 million at December 31, 2023.

Commercial real estate loans decreased $69.5 million or 7.5% annualized, to $1.8 billion at June 30, 2024 compared to $1.9 billion at December 31, 2023.

Consumer loans decreased $8.0 million, or 19.6% on an annualized basis, to $74.2 million at June 30, 2024 compared to $82.3 million at December 31, 2023, from a decrease of $8.6 million in the indirect auto loans portfolio, partially offset by an increase in the remainder of our consumer portfolios.

Residential real estate loans increased $8.9 million, or 4.9% on an annualized basis, to $369.7 million at June 30, 2024 compared to $360.8 million at December 31, 2023. The increase in residential mortgages was due to increased home equity line activity.

For the six months ended June 30, 2024, total loans averaged $2.9 billion, an increase of $53.2 million or 1.9% compared to $2.8 billion for the same period of 2023. The FTE yield on the entire loan portfolio was 5.07% for the six months ended June 30, 2024, a 35 basis point increase from the comparable period last year. The increase in yield was primarily due to the FOMC interest rate increases in 2022 and through July 2023 and the corresponding effect those increases had on our offering rates on new originations and the indices at which our adjustable and floating rate loans reprice.

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

Unused commitments at June 30, 2024, totaled $513.3 million, consisting of $469.6 million in unfunded commitments of existing loan facilities and $43.7 million in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and, therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2023 totaled $587.6 million, consisting of $525.4 million in unfunded commitments of existing loans and $62.2 million in standby letters of credit.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Asset Quality:

Distribution of nonperforming assets

(Dollars in thousands, except percents)	June 30, 2024	December 31, 2023
Nonaccrual loans	$7,117	$3,962
Accruing loans past due 90 days or more:		986
Total nonperforming loans	7,117	4,948
Foreclosed assets	27
Total nonperforming assets	$7,144	$4,948
Total loans held for investment	$2,869,553	$2,849,897
Allowance for credit losses	23,123	21,895
Allowance for credit losses as a percentage of loans held for investment	0.81%	0.77%
Allowance for credit losses as a percentage of nonaccrual loans	324.90%	552.62%
Nonaccrual loans as a percentage of loans held for investment	0.25%	0.14%
Nonperforming loans as a percentage of loans, net	0.25%	0.17%
Nonperforming assets as a percentage of total assets	0.20%	0.13%

Nonperforming assets increased by $2.2 million during the first six months of 2024. Nonperforming assets totaled $7.1 million or 0.20% of total assets at June 30, 2024, an increase from $4.9 million or 0.13% of total assets at December 31, 2023.

Loans on nonaccrual status increased $3.2 million to $7.1 million at June 30, 2024 from $4.0 million at December 31, 2023. Nonaccrual loans increased due primarily to placing a collateral dependent real estate loan on nonaccrual as the primary source of repayment is in doubt and there are limited secondary sources of repayment. Potential loss is mitigated as the loan carries a 70 percent guarantee of a government agency for a significant amount of the outstanding balance. There was one foreclosed property at June 30, 2024 in the amount of $27 thousand. There were no foreclosed properties at December 31, 2023.

Generally, maintaining a high loan-to-deposit ratio is our primary goal in order to drive profitability. However, this objective is superseded by our goal of maintaining strong asset quality. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit.

The allowance for credit losses equaled $23.1 million or 0.81% of loans, net at June 30, 2024 compared to $21.9 million or 0.77% of loans, net, at December 31, 2023. Loans charged-off, net of recoveries, for the six months ended June 30, 2024, equaled $76 thousand and less than 0.01% of average loans, compared to $34 thousand and less than 0.01% of average loans for the comparable period last year.

Deposits:

We attract the majority of our deposits from within our market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs.

For the six months ended June 30, 2024, total deposits decreased $214.1 million or 13.1% annualized to $3.1 billion from $3.3 billion at December 31, 2023.  Noninterest-bearing deposits decreased $23.7 million, or 7.4% annualized and interest-bearing deposits decreased $190.4 million, or 14.5% annualized during the six months ended June 30, 2024. The

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

decrease in deposits was due to an $80.7 million decrease in retail and commercial accounts, a $121.3 million decrease in municipal deposits, and a $12.1 million decrease in brokered deposits.

Interest-bearing checking, NOW, and money market accounts decreased $172.1 million to $1.4 billion at June 30, 2024 from $1.6 billion at December 31, 2023 due in part to seasonal municipal outflows and depositors shifting to higher earning products both internally and externally. Savings accounts decreased $31.2 million to $397.8 million as of June 30, 2024 from $429.0 million at December 31, 2023 as depositors moved funds to higher rate products. Time deposits less than $250 thousand decreased $0.5 million to $504.9 million at June 30, 2024, from $505.4 million at December 31, 2023.  Time deposits $250 thousand or more increased $13.5 million to $134.8 million at June 30, 2024 from $121.3 million at year end 2023.

The deposit base consisted of 42.8% retail accounts, 34.7% commercial accounts, 14.4% municipal relationships and 8.1% brokered deposits at June 30, 2024. At June 30, 2024, total estimated uninsured deposits were approximately $744.7 million, or 24.3% of total deposits; as compared to approximately $883.5 million, or 26.9% of total deposits at December 31, 2023. Included in the uninsured total at June 30, 2024 is $292.9 million of municipal deposits collateralized by letters of credit issued by the FHLB and pledged investment securities, and $0.7 million of affiliate company deposits. As an additional resource to our uninsured depositors, we offer all depositors access to IntraFi's CDARS and ICS programs which allows deposit customers to obtain full FDIC deposit insurance while maintaining their relationship with our Bank.

For the six months ended June 30, interest-bearing deposits averaged $2.5 billion in 2024 compared to $2.4 billion in 2023, an increase of $128.8 million or 5.3%. The cost of interest-bearing deposits was 2.91% in 2024 compared to 1.95% for the same period last year. For the first six months, the cost of total deposits, including noninterest-bearing deposits, was 2.33% in 2024 and 1.49% in 2023. The higher costs are due primarily to increases in interest rates paid in order to attract and retain current balances.

Borrowings:

Peoples Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB. In addition, Peoples Bank may borrow from the Federal Reserve utilizing the Discount Window.

Overall, total borrowings were $162.3 million at June 30, 2024, which included short-term borrowings, long-term debt, other borrowings and subordinated debt, compared to $75.6 million at December 31, 2023, an increase of $86.7 million.  At June 30, 2024, other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $20.4 million compared to $17.6 million at December 31, 2023. Higher market interest rates resulted in heightened exposure requiring an increase to pledged cash collateral.  FHLB short-term borrowings totaled $83.9 million at June 30, 2024, compared to none at December 31, 2023, as the increase was due to funding the outflow of deposits. . Long-term debt was $25.0 million at June 30, 2024 and at year end 2023. Subordinated debt outstanding at June 30, 2024 and December 31, 2023 was $33.0 million.

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

Our cumulative one-year RSA/RSL ratio equaled 1.10% at June 30, 2024, an increase from 0.73% at December 31, 2023. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. Given the current economic conditions and outlook, we should experience increased net interest income. The overall focus of ALCO is to maintain a well-balanced interest rate risk position in order to safeguard future earnings. The current position at June 30, 2024, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2024, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2024 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in May to review our interest rate risk profile, capital adequacy and liquidity. At June 30, 2024, the Company’s cash and due from banks balances were $50.0 million. Our maximum borrowing capacity with the FHLB as of June 30, 2024 was $1.3 billion, of which $108.9 million was outstanding in borrowings, $239.5 million was outstanding in the form of irrevocable standby letters of credit, and $924.4 million was available. Additionally, the Company maintains $413.5 million of availability at the Federal Reserve Bank’s Discount Window, through the pledging of securities and through a borrower-in-custody of collateral arrangement, which enables us to pledge certain loans not being used as collateral elsewhere. The Company also maintains an available for sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as an additional source of liquidity and capital. At June 30, 2024, the Company’s available for sale investment securities portfolio totaled $385.2 million, $83.1 million of which were unencumbered. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2024. Our noncore funds at June 30, 2024, were comprised of time deposits in denominations of $100 thousand or more, brokered deposits and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2024, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 18.9%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 10.2%. Comparatively, our overall noncore dependence ratio at year-end 2023 was 12.1% and our net short-term noncore funding dependence ratio was 4.7%, indicating that our reliance on noncore funds has increased overall due to exhausting our federal funds sold balance of $144.7 million and increasing short-term borrowings to fund the outflow of deposits during the first six months of 2024.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $137.4 million during the six months ended June 30, 2024. Cash and cash equivalents increased $98.8 million for the same period last year. For the six months ended June 30, 2024, net cash outflows of $133.2 million from financing activities and $9.2 million from investing activities were partially offset by net cash inflows of $5.0 million from operating activities. For the same period of 2023, net cash inflows of $17.6 million from operating activities and $104.2 million from financing activities were partially offset by net cash outflows of $22.9 million from investing activities.

Operating activities provided net cash of $5.0 million for the six months ended June 30, 2024, and $17.6 million for the corresponding six months of 2023. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for credit losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $9.2 million for the six months ended June 30, 2024, compared to using net cash of $22.9 million for the same period of 2023. A net increase in loans was the primary factor causing the net cash outflow from investing activities in both periods. The current period included proceeds of $10.9 million from the maturities, calls and principal payments of investments, while the year ago period included proceeds from the sale of investment securities to fund a portion of the strong loan growth.

Financing activities used net cash of $133.2 million for the six months ended June 30, 2024, and provided net cash of $104.2 million for the corresponding six months of 2023. In 2024, deposit decreases caused the net cash outflow in financing activity. The year ago period included new long-term borrowings and the addition of brokered deposits to build our cash position. While a portion of the outflow is seasonal, we continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $340.8 million or $48.29 per share at June 30, 2024, compared to $340.4 million or $48.35 per share at December 31, 2023. Stockholders’ equity increased during the six month period ended June 30, 2024 primarily due to earnings, offset by a dividend payout of $5.8 million and an increase to other comprehensive loss of $0.9 million, due to changes in market values of available for sale securities.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Dividends declared equaled $0.82 per share for the six months ended June 30, 2024 and $0.82 per share for the same period of 2023. The dividend payout ratio was 85.4% for the six months ended June 30, 2024 and 34.5% for the same period of 2023. The Company has paid cash dividends since its formation as a bank holding company in 1986. The Board declared on July 26, 2024 a third quarter dividend of $0.6175 per share payable on September 13, 2024 to shareholders of record as of August 30, 2024. The increase in the quarterly cash dividend was contemplated as part of the Merger Agreement between the Company and FNCB. It is the present intention of the Board of Directors to continue this dividend payment policy.  Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At June 30, 2024, Peoples Bank’s Tier 1 capital to total average assets was 9.82% as compared to 9.34% at December 31, 2023. Peoples Bank’s Tier 1 capital to risk weighted asset ratio was 13.09% and the total capital to risk weighted asset ratio was 13.95% at June 30, 2024. These ratios were 13.01% and 13.82% at December 31, 2023. Peoples Bank’s common equity Tier 1 to risk weighted asset ratio was 13.09% at June 30, 2024 compared to 13.01% at December 31, 2023. Peoples Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at June 30, 2024.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Review of Financial Performance:

Peoples reported net income of $3.3 million or $0.46 per diluted share for the three months ended June 30, 2024, a 65.2% decrease when compared to $9.4 million or $1.31 per share for the comparable period of 2023. Quarterly net income included lower net interest income of $3.2 million due to higher deposit costs. Noninterest income was in line with the year ago period. Non-interest expenses increased by $1.5 million, which included merger related expenses of $1.0 million, increases to occupancy and equipment expenses of $0.3 million, higher professional services expenses of $0.2 million, and $0.2 million in higher other expenses. Provision for income tax decreased by $1.4 million on lower earnings.

Peoples reported net income of $6.7 million, or $0.95 per diluted share for the six months ended June 30, 2024, a decrease of 60.3% when compared to $17.0 million, or $2.37 per diluted share for the comparable period of 2023. The decrease in earnings in the six months ended June 30, 2024 is a result of lower net interest income of $7.0 million as higher interest income on earning assets, due to increased loan rates, was more than offset by increased funding costs, higher operating expenses of $3.1 million, a $2.2 million increase to the provision for credit losses, and a decrease of $0.3 million in non-interest income. Higher noninterest expenses were mainly due to $1.5 million in merger related expenses, higher occupancy and equipment related expenses of $0.9 million, and higher other expenses of $0.8 million, partially offset by a decrease of $0.3 million in salaries and benefits.

Return on average assets (“ROA”) measures our net income in relation to total assets. Our annualized ROA was 0.37% for the second quarter of 2024 compared to 1.04% for the same period of 2023. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our annualized ROE was 3.88% for the second quarter of 2024 compared to 11.42% for the comparable period in 2023. The declines in our annualized ROA and ROE were due primarily to a lower level of net income.

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

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three and six months ended June 30, 2024 and 2023:

(Dollars in thousands)
Three Months Ended June 30,	2024	2023
Interest income (GAAP)	$38,376	$36,736
Adjustment to FTE	471	478
Interest income adjusted to FTE (non-GAAP)	38,847	37,214
Interest expense	19,460	14,640
Net interest income adjusted to FTE (non-GAAP)	$19,387	$22,574

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

(Dollars in thousands)
Six Months Ended June 30,	2024	2023
Interest income (GAAP)	$77,373	$71,014
Adjustment to FTE	946	965
Interest income adjusted to FTE (non-GAAP)	78,319	71,979
Interest expense	39,139	25,806
Net interest income adjusted to FTE (non-GAAP)	$39,180	$46,173

The efficiency ratio is noninterest expenses, less amortization of intangible assets and acquisition related expenses, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. Management monitors the efficiency ratio to determine how well it is managing its operating expenses; a lower efficiency ratio is generally preferable as it indicates the Company is spending less to generate income.   The Company is continuing to pursue opportunities to reduce expenses as a percentage of operating revenues.

The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and six months ended June 30, 2024 and 2023:

(Dollars in thousands, except percents)
Three Months Ended June 30,	2024	2023
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$18,158	$16,614
Less: amortization of intangible assets expense		28
Less: acquisition related expenses	1,071	121
Noninterest expense adjusted (non-GAAP)	17,087	16,465

Net interest income (GAAP)	18,916	22,096
Plus: taxable equivalent adjustment	470	478
Noninterest income (GAAP)	3,541	3,552
Less: net losses on equity securities	(12)	12
Net interest income (FTE) plus noninterest income (non-GAAP)	$22,939	$26,114

Efficiency ratio (non-GAAP)	74.5%	63.1%

(Dollars in thousands, except percents)
Six Months Ended June 30,	2024	2023
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$36,226	$33,168
Less: amortization of intangible assets expense		57
Less: acquisition related expenses	1,557	121
Noninterest expense adjusted (non-GAAP)	34,669	32,990

Net interest income (GAAP)	38,234	45,208
Plus: taxable equivalent adjustment	946	965
Noninterest income (GAAP)	6,943	7,226
Less: net losses on equity securities	(20)	(17)
Less: gains (losses) on sale of available for sale securities		81
Net interest income (FTE) plus noninterest income (non-GAAP)	$46,143	$53,335
Efficiency ratio (non-GAAP)	75.1%	61.9%

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a FTE basis, as FTE net interest income using the prevailing federal statutory tax rate of 21.0% in 2024 and 2023.

For the three months ended June 30, FTE net interest income, a non-GAAP measure, decreased $3.2 million to $19.4 million in 2024 from $22.6 million in 2023. The net interest spread decreased to 1.57% for the three months ended June 30, 2024 from 2.02% for the three months ended June 30, 2023 as the earning asset yield increased 27 basis points while the average rate paid on interest-bearing liabilities increased 72 basis points. The FTE net interest margin decreased to 2.29% for the second quarter of 2024 from 2.61% for the comparable period of 2023.

For the three months ended June 30, FTE interest income on earning assets, a non-GAAP measure, increased $1.6 million to $38.8 million in 2024 as compared to $37.2 million in 2023. The overall yield on earning assets, on a FTE basis, increased 27 basis points for the three months ended June 30, 2024 to 4.58% as compared to 4.31% for the three months ended June 30, 2023. The increase to FTE interest income is due to the increase in rates for newly acquired assets and rising rate indices, partially offset by a decrease in our earning asset base of $56.0 million. The overall yield earned on investments increased 7 basis points in the second quarter of 2024 to 1.80% from 1.73% for the second quarter of 2023 as a result of maturities and payments to lower yielding securities. Average investment balances were $28.5 million lower when comparing the current and year ago quarter. The yield on loans increased 30 basis points in the second quarter of 2024 to 5.09% from 4.79% for the second quarter of 2023 as a result of new loans and loans repricing higher. Average loan balances were $19.0 million higher when compared to the same quarter in 2023. Average federal funds sold decreased $48.4 million to $12.7 million for the three months ended June 30, 2024 and yielded 5.68%, as compared to $61.1 million and a yield of 5.24% in the year ago period. We expect asset yields to move upward gradually as asset cash flow reprices higher due to higher market rates.

Total interest expense increased $4.8 million to $19.5 million for the three months ended June 30, 2024 from $14.6 million for the three months ended June 30, 2023. The total cost of funds increased 72 basis points for the three months ended June 30, 2024 to 3.01% as compared to 2.29% in the year ago period. The increase in costs was due to an increase to the average balance of higher priced brokered certificate of deposits, higher rates paid on both interest-bearing deposits and short term borrowings, combined with higher average balances in the current period. Average rates

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

paid on deposits increased as the result of higher market rates and local competition for deposits. We expect increased competition for funding to continue to impact costs during the remaining months of 2024.

Net interest income changes due to rate and volume for the six months ended June 30

	2024 vs 2023
	Increase (decrease)
	attributable to
(Dollars in thousands)	Total	Rate	Volume
Interest income:
Loans:
Taxable	$6,259	$4,860	$1,399
Tax-exempt	29	41	(12)
Investments:
Taxable	(231)	224	(455)
Tax-exempt	(118)	(37)	(81)
Interest-bearing deposits	136	8	128
Federal funds sold	265	85	180
Total interest income	6,340	5,181	1,159
Interest expense:
Money market accounts	4,370	3,756	614
NOW accounts	2,911	2,866	45
Savings accounts	100	295	(195)
Time deposits less than $100	3,555	1,206	2,349
Time deposits $100 or more	2,558	1,950	608
Short-term borrowings	(404)	430	(834)
Long-term debt	243		243
Total interest expense	13,333	10,503	2,830
FTE net interest income changes (Non-GAAP)	$(6,993)	$(5,322)	$(1,671)

FTE net interest income, a non-GAAP measure, was $39.2 million in the six months ended June 30, 2024 and $46.2 million in the comparable period last year. There was a negative volume and rate variance. The growth in average interest-bearing liabilities exceeded that of the growth in earning assets, and resulted in lower FTE net interest income, a non-GAAP measure, of $1.7 million. A rate variance resulted in a decrease in net interest income of $5.3 million.

Average earning assets increased $17.5 million to $3.4 billion for the six months ended June 30, 2024 and accounted for a $1.2 million increase in interest income. Average taxable loans increased $53.7 million, which caused interest income to increase $1.4 million. Average tax-exempt loans decreased $0.5 million which caused interest income to decrease $12 thousand. Average taxable investments decreased $39.4 million comparing 2024 and 2023, which resulted in decreased interest income of $0.5 million while average tax-exempt investments decreased $7.7 million, which resulted in a decrease to interest income of $81 thousand. Average interest bearing deposits increased $4.9 million which resulted in an increase of $0.1 million to interest income. Average federal funds sold increased $6.5 million for the six months ended June 30, 2024 which resulted in an increase of $0.2 million to interest income.

Average interest-bearing liabilities rose $118.6 million to $2.6 billion for the six months ended June 30, 2024 from $2.5 billion for the six months ended June 30, 2023 resulting in a net increase in interest expense of $2.8 million. Interest-bearing deposit accounts, including money market, NOW and savings accounts decreased $35.1 million. In addition, large denomination time deposits averaged $42.5 million more in the current period and caused interest expense to increase $0.6 million. An increase of $121.5 million in average time deposits less than $100 thousand which included higher priced callable brokered CDs, resulted in an increase to interest expense of $2.3 million. In addition, short-term

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

borrowings averaged $21.5 million lower and decreased interest expense $0.8 million while long-term borrowing increased $11.2 million and resulted in an increase to interest expense of $0.2 million.

For the six months ended June 30, 2024, an unfavorable rate variance occurred, as the FTE yield on earning assets increased 34 basis points while there was a 92 basis point increase in the cost of funds. As a result, FTE net interest income decreased $5.3 million comparing the six months ended June 30, 2024 and 2023. The FTE yield on earning assets was 4.57% in the 2024 period compared to 4.23% in 2023 resulting in an increase in interest income of $5.2 million. The yield on the taxable investment portfolio increased 4 basis points to 1.73% during the six months ended June 30, 2024 from 1.69% in the year ago period, resulting in an increase of $0.2 million in interest income. The yield on the tax exempt investment portfolio decreased 8 basis points to 2.18% during the six months ended June 30, 2024 from 2.26% in the year ago period, resulting in a decrease of $37 thousand in interest income. The FTE yield on the loan portfolio increased 35 basis points to 5.07% in 2024 from 4.72% in 2023 and resulted in an increase to interest income of $4.9 million.

The yield on interest bearing deposits increased 96 basis points to 2.91% from 1.95% in the year ago period resulting in an increase in interest expense of $10.1 million. The yield on long term borrowings increased 2 basis points to 4.34% from 4.32% in the year ago period but had a negligible effect to interest expense. The yield on short term borrowings increased 68 basis points to 5.53% from 4.85% in the year ago period and resulted in an increase to interest expense of $0.4 million.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available for sale securities at amortized cost. Income on investment securities and loans is adjusted to a FTE basis using the prevailing federal statutory tax rate of 21%.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Three months ended
	June 30, 2024			June 30, 2023
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,637,164	$34,406	5.25%	$2,615,881	$32,139	4.93%
Tax-exempt	222,655	1,771	3.20	224,960	1,780	3.17
Total loans	2,859,819	36,177	5.09	2,840,841	33,919	4.79
Investments:
Taxable	443,146	1,906	1.73	469,712	1,931	1.65
Tax-exempt	86,418	470	2.19	88,371	481	2.18
Total investments	529,564	2,376	1.80	558,083	2,412	1.73
Interest-bearing deposits	8,763	115	5.28	6,839	85	4.99
Federal funds sold	12,672	179	5.68	61,093	798	5.24
Total earning assets	3,410,818	38,847	4.58%	3,466,856	37,214	4.31%
Less: allowance for credit losses	23,046			25,895
Other assets	221,294			209,915
Total assets	$3,609,066	$38,847		$3,650,876	$37,214
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$714,669	$6,749	3.80%	$664,451	$4,958	2.99%
Interest-bearing demand and NOW accounts	729,196	4,400	2.43	771,690	3,537	1.84
Savings accounts	408,883	280	0.28	483,385	239	0.20
Time deposits less than $100	403,069	3,964	3.96	375,799	3,620	3.86
Time deposits $100 or more	240,481	2,721	4.55	198,355	1,360	2.75
Total interest-bearing deposits	2,496,298	18,114	2.92	2,493,680	13,714	2.21
Short-term borrowings	45,383	633	5.61	16,854	213	5.07
Long-term debt	25,000	269	4.33	25,000	269	4.32
Subordinated debt	33,000	444	5.41	33,000	444	5.40
Total borrowings	103,383	1,346	5.24	74,854	926	4.96
Total interest-bearing liabilities	2,599,681	19,460	3.01	2,568,534	14,640	2.29
Noninterest-bearing deposits	620,256			711,729
Other liabilities	48,630			39,494
Stockholders’ equity	340,499			331,119
Total liabilities and stockholders’ equity	$3,609,066			$3,650,876
Net interest income/spread		$19,387	1.57%		$22,574	2.02%
Net interest margin			2.29%			2.61%
Tax-equivalent adjustments:
Loans		$372			$375
Investments		99			103
Total adjustments		$471			$478

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Six months ended
	June 30, 2024			June 30, 2023
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,634,859	$68,447	5.22%	$2,581,167	$62,188	4.86%
Tax-exempt	223,974	3,566	3.20	224,442	3,537	3.18
Total loans	2,858,833	72,013	5.07	2,805,609	65,725	4.72
Investments:
Taxable	445,071	3,826	1.73	484,437	4,057	1.69
Tax-exempt	86,641	939	2.18	94,337	1,057	2.26
Total investments	531,712	4,765	1.80	578,774	5,114	1.78
Interest-bearing deposits	8,894	235	5.31	4,044	99	4.94
Federal funds sold	46,813	1,306	5.61	40,338	1,041	5.20
Total interest-earning assets	3,446,252	78,319	4.57%	3,428,765	71,979	4.23%
Less: allowance for credit losses	22,668			25,230
Other assets	219,324			209,535
Total assets	$3,642,908	$78,319		$3,613,070	$71,979
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$734,779	$13,884	3.80%	$692,999	$9,514	2.77%
Interest-bearing demand and NOW accounts	756,827	9,237	2.45	751,655	6,326	1.70
Savings accounts	415,849	555	0.27	497,939	455	0.18
Time deposits less than $100	406,131	8,301	4.11	284,659	4,746	3.36
Time deposits $100 or more	231,470	4,841	4.21	188,993	2,283	2.44
Total interest-bearing deposits	2,545,056	36,818	2.91	2,416,245	23,324	1.95
Short-term borrowings	32,535	895	5.53	53,985	1,299	4.85
Long-term debt	25,000	539	4.34	13,803	296	4.32
Subordinated debt	33,000	887	5.41	33,000	887	5.42
Total borrowings	90,535	2,321	5.16	100,788	2,482	4.97
Total interest-bearing liabilities	2,635,591	$39,139	2.99%	2,517,033	$25,806	2.07%
Noninterest-bearing deposits	618,433			728,238
Other liabilities	48,159			39,208
Stockholders’ equity	340,725			328,591
Total liabilities and stockholders’ equity	$3,642,908			$3,613,070
Net interest income/spread		$39,180	1.58%		$46,173	2.16%
Net interest margin (Non-GAAP)			2.29%			2.72%
Tax-equivalent adjustments:
Loans		$749			$743
Investments		197			222
Total adjustments		$946			$965

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Credit Losses:

Effective January 1, 2023 the Company transitioned to ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), commonly referred to as CECL. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2024.

For the three months ended June 30, 2024, $0.6 million was recorded to the provision for credit losses compared to a credit of $2.2 million in the year ago period. The current period provision was due to a higher calculated allowance for credit losses and the establishment of a specific reserve for an individually evaluated loan, along with higher pooled loan reserves. Although the current overall model loss rate declined due to an improving economic forecast and a reduction in the existing loan portfolio, additional reserves were required due to loan growth. The prior period reversal was due to the impact of various factors, such as updated economic assumptions as well as changes in qualitative adjustments, portfolio composition, and asset quality. Changes to qualitative factors related to lower loan growth, offset by banking industry concerns, resulted in a lower expected credit loss.

For the six months ended June 30, 2024, a provision for credit losses of $1.3 million was recorded due to the establishment of a specific reserve for an individually evaluated loan along with higher pooled loan reserves. Pooled loan reserves increased due to loan growth and a higher model loss rate that was primarily attributed to the loan portfolio’s favorable performance versus peers, and new loan originations. The provision in the prior six month period included a credit of $0.9 million which was attributed to various factors, including updated economic assumptions as well as changes in qualitative factors, portfolio composition and asset quality.

Noninterest Income:

Noninterest income for the three months ended June 30, 2024 was $3.5 million, relatively unchanged from the same quarter a year ago. Decreases to service charges, fees, and commissions, were partially offset by increases in interest rate swap revenue.

Noninterest income was $6.9 million for the six months ended June 30, 2024 and $7.2 million for the comparable period ended June 30, 2023. The primary driver of the decrease was a $0.2 million reduction in interest rate swap revenue. The year ago period also included a gain of $81 thousand on the sale of available for sale investment securities.

Noninterest Expenses:

In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses, and other expenses. However, included in the current period are acquisition related expenses incurred in connection with our merger with FNCB. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance, including FDIC assessment, provision for unfunded commitments, other taxes and supplies. Several of these costs and expenses are variable while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

Noninterest expense increased $1.5 million or 9.3% to $18.2 million for the three months ended June 30, 2024, from $16.6 million for the same period a year ago. Acquisition related expenses, such as legal and consulting, totaled $1.1 million in the current three month period compared to $0.1 million in the same period a year ago. Salaries and employee benefits were flat at $8.5 million in the current and year ago periods. Occupancy and equipment expenses were higher by $0.3 million in the current period due to technology related enhancements and increases to property maintenance

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

expense due in part to inflationary price increases. Other expenses increased $0.4 million primarily due to the write-down of the Company’s former East Stroudsburg branch.

Noninterest expense for the six months ended June 30, 2024 was $36.2 million, an increase of $3.1 million or 9.2% from $33.2 million for the six months ended June 30, 2023. The increase was due primarily to $0.9 million in higher occupancy and technology related expenses, $1.4 million in acquisition related expenses, and an increase of $0.8 million in other expenses, which include a $0.4 million write-down the aforementioned former branch and a $0.6 million increase to the provision for unfunded commitments.

Income Taxes:

We recorded income tax expense of $0.4 million or 11.4% of pre-tax income, and $0.9 million or 11.8% for the three and six months ended June 30, 2024. This compares to the three and six month period ended June 30, 2023 in which we recorded tax expense of $1.8 million or 16.1% of pre-tax income, and $3.2 million or 15.8% of pre-tax income, respectively. Lower income tax expense was due to lower pre-tax income for the six months ended June 30, 2024 compared to the prior year’s period.

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

The Company utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 14 to the Audited Consolidated Financial Statements and Note 9 to the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report for additional information.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of June 30, 2024 and December 31, 2023, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Peoples Financial Services Corp.

Model results at June 30, 2024 indicated a lower starting level of net interest income (“NII”) compared to the March 31, 2024 model as a shift in balance sheet mix and higher assumed market rates was offset by a decline in earning assets and higher interest-bearing liability costs which lead to the balance sheet spread remaining static.

After the first eighteen months of the model simulation, the benefit to NII increases as a result of the higher assumed replacement rates on assets resulting from the FOMC’s increase to the federal funds rate of 525 basis points since March 2022. Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments in the first year of simulation while a sustained falling rate environment presents the greatest potential risk to NII over the longer-term horizon. This position at June 30, 2024 is similar to our March 31, 2024 results.

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

Since 2022, the FOMC has increased the federal funds target rate in part to mitigate historically high inflation. Through July 31, 2023, there were eleven rate increases totaling 525 basis points. Although we have realized higher rates on our existing adjustable rate loans and new originations, our average funding costs have increased at a faster pace than the loan yields as rate-sensitive customers sought higher returns. We expect our funding costs to stabilize in the near term, as market rates appear to have peaked and the FOMC has paused its rate increases. Additionally, if deposit costs have to be increased more than the simulation assumptions and/or we experience a shift from non-maturity deposits to higher costing time deposits, net interest income would be reduced from projected levels.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at June 30, 2024, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	June 30, 2024
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(7.2)	(20.0)	18.9	(40.0)
+300	(5.6)	(20.0)	15.2	(30.0)
+200	(4.1)	(10.0)	10.3	(20.0)
+100	(1.7)	(10.0)	7.0	(10.0)
Static
-100	3.3	(10.0)	(9.6)	(10.0)
-200	5.2	(10.0)	(25.3)	(20.0)
-300	6.7	(20.0)	(46.7)	(30.0)
-400	7.3	(20.0)	(75.7)	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2024, would decrease 1.7% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

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

At June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2024, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the six-months ended June 30, 2024 and through the date of this quarterly report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2024, we did not issue or sell any shares of our Common Stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

There were no repurchases of our common stock during the three months ended June 30, 2024.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Peoples Financial Services Corp.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or officers informed management of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Item Number	Description

2.1

Agreement and Plan of Merger, dated as of September 27, 2023, by and between Peoples Financial Services Corp. and FNCB Bancorp, Inc.* (incorporated by reference to Exhibit 2.1 to Peoples Financial Services Corp.’s Current Report on Form 8-K filed on September 27, 2023)

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a)

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).

32	CEO and CFO Certifications Pursuant to Section 1350.

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. Peoples Financial Services Corp. agrees to furnish a copy of such schedules and exhibits, or any section thereof, to the SEC upon request

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: August 7, 2024	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)