Form 10-Q
period 2024-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2024-11-14
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,994,647 at November 1, 2024.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents
Cash and due from banks	$97,090	$33,524
Interest-bearing deposits in other banks	10,286	9,141
Federal funds sold	178,093	144,700
Total cash and cash equivalents	285,469	187,365

Investment securities:
Available for sale: Amortized cost of $601,270 and $450,454, respectively, net of allowance for credit losses of $0 at September 30, 2024 and December 31, 2023	562,486	398,927
Held to maturity: Fair value of $69,034 and $71,698, respectively, net of allowance for credit losses of $0 at September 30, 2024 and December 31, 2023	79,861	84,851
Equity investments carried at fair value	3,921	98
Total investment securities	646,268	483,876
Loans	4,069,683	2,849,897
Less: allowance for credit losses	39,341	21,895
Net loans	4,030,342	2,828,002
Loans held for sale	803	250
Goodwill	76,958	63,370
Premises and equipment, net	75,877	61,276
Bank owned life insurance	87,401	49,397
Deferred tax assets	33,078	13,770
Accrued interest receivable	17,979	12,734
Intangible assets, net	35,907
Other assets	70,056	42,249
Total assets	$5,360,138	$3,742,289

Liabilities:
Deposits:
Noninterest-bearing	$717,565	$644,683
Interest-bearing	3,920,299	2,634,354
Total deposits	4,637,864	3,279,037
Short-term borrowings	37,346	17,590
Long-term debt	111,489	25,000
Subordinated debt	33,000	33,000
Junior subordinated debt	8,015
Accrued interest payable	6,829	5,765
Other liabilities	50,544	41,475
Total liabilities	4,885,087	3,401,867

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 9,994,648, shares at September 30, 2024 and 7,040,852 shares at December 31, 2023	19,993	14,093
Capital surplus	250,578	122,130
Retained earnings	239,021	248,550
Accumulated other comprehensive loss	(34,541)	(44,351)
Total stockholders’ equity	475,051	340,422
Total liabilities and stockholders’ equity	$5,360,138	$3,742,289

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2024	2023	2024	2023
Interest income:
Interest and fees on loans:
Taxable	$59,412	$33,095	$127,859	$95,283
Tax-exempt	2,299	1,411	5,116	4,205
Interest and dividends on investment securities:
Taxable	4,739	1,920	8,561	5,973
Tax-exempt	411	375	1,153	1,210
Dividends	55		59	4
Interest on interest-bearing deposits in other banks	150	91	385	190
Interest on federal funds sold	1,218	1,873	2,524	2,914
Total interest income	68,284	38,765	145,657	109,779

Interest expense:
Interest on deposits	26,398	16,481	63,216	39,805
Interest on short-term borrowings	550	291	1,444	1,590
Interest on long-term debt	1,389	273	1,929	569
Interest on subordinated debt	443	443	1,330	1,330
Interest on junior subordinated debt	260		260
Total interest expense	29,040	17,488	68,179	43,294
Net interest income	39,244	21,277	77,478	66,485
Provision for (credit to) credit losses	14,458	(166)	15,762	(1,103)
Net interest income after provision for (credit to) credit losses	24,786	21,443	61,716	67,588

Noninterest income:
Service charges, fees, commissions and other	3,384	1,900	7,304	5,847
Merchant services income	223	170	598	542
Commission and fees on fiduciary activities	649	606	1,717	1,691
Wealth management income	708	393	1,486	1,177
Mortgage banking income	84	87	263	295
Increase in cash surrender value of life insurance	551	270	1,116	790
Interest rate swap (loss) gain	(53)	266	25	512
Net gains (losses) on equity investment securities	175		155	(17)
Net gains on sale of investment securities available for sale	1		1	81
Total noninterest income	5,722	3,692	12,665	10,918

Noninterest expense:
Salaries and employee benefits expense	13,170	8,784	30,459	26,346
Net occupancy and equipment expense	6,436	4,298	15,745	12,678
Acquisition related expenses	9,653	869	11,210	990
Amortization of intangible assets	1,665	29	1,665	86
Net gains on sale of other real estate owned		(18)		(18)
Professional fees and outside services	1,017	687	2,482	1,960
FDIC insurance and assessments	809	508	1,907	1,565
Donations	512	389	1,354	1,254
Other expenses	2,240	1,508	6,906	5,361
Total noninterest expense	35,502	17,054	71,728	50,222
(Loss) income before income taxes	(4,994)	8,081	2,653	28,284
(Benefit) provision for income tax expense	(657)	1,335	242	4,534
Net (loss) income	(4,337)	6,746	2,411	23,750

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	15,167	(10,378)	12,744	(4,690)
Reclassification adjustment for net gain on sales included in net income	(1)		(1)	(81)
Change in derivative fair value	(1,424)	747	(185)	826
Other comprehensive income (loss)	13,742	(9,631)	12,558	(3,945)
Income tax expense (benefit) related to other comprehensive income (loss)	3,008	(2,074)	2,748	(851)
Other comprehensive income (loss), net of income tax expense (benefit)	10,734	(7,557)	9,810	(3,094)
Comprehensive income (loss)	$6,397	$(811)	$12,221	$20,656

Per share data:
Net (loss) income:
Basic	$(0.43)	$0.95	$0.30	$3.33
Diluted	$(0.43)	$0.95	$0.30	$3.31
Weighted average common shares outstanding:
Basic	9,987,627	7,088,745	8,039,734	7,130,506
Diluted	10,044,449	7,120,685	8,094,036	7,165,570
Dividends declared	$0.62	$0.41	$1.44	$1.23

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2024	$14,093	$122,130	$248,550	$(44,351)	$340,422
Net income			3,466		3,466
Other comprehensive loss, net of tax				(1,064)	(1,064)
Cash dividends declared: $0.41 per common share			(2,893)		(2,893)
Stock compensation, including tax effects and expenses		61			61
Restricted stock issued: 14,434 shares	29	(29)
Balance, March 31, 2024	$14,122	$122,162	$249,123	$(45,415)	$339,992

Net income			3,282		3,282
Other comprehensive income, net of tax				140	140
Cash dividends declared: $0.41 per share			(2,894)		(2,894)
Stock compensation, including tax effects and expenses		287			287
Balance, June 30, 2024	$14,122	$122,449	$249,511	$(45,275)	$340,807

Net loss			(4,337)		(4,337)
Other comprehensive income, net of tax				10,734	10,734
Acquisition of FNCB Bancorp, Inc. 2,935,456 shares, $45.54 per share (1)	5,871	127,810			133,681
Cash dividends declared: $0.62 per share			(6,153)		(6,153)
Stock compensation, including tax effects and expenses		319			319
Balance, September 30, 2024	$19,993	$250,578	$239,021	$(34,541)	$475,051
(1) Refer to Note 2 - Business Combination for additional detail.

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2023	$14,321	$126,850	$230,515	$(56,336)	$315,350
Cumulative impact of adoption of ASC 326, net of tax			2,364		2,364
Net income			7,579		7,579
Other comprehensive income, net of tax				6,894	6,894
Cash dividends declared: $0.41 per common share			(2,936)		(2,936)
Stock compensation, including tax effects and expenses		209			209
Restricted stock issued: 17,640 shares.	35	(35)
Share retirement: 16,573 shares	(33)	(793)			(826)
Balance, March 31, 2023	$14,323	$126,231	$237,522	$(49,442)	$328,634

Net income			9,425		9,425
Other comprehensive loss, net of tax				(2,431)	(2,431)
Cash dividends declared: $0.41 per share			(2,930)		(2,930)
Stock compensation, including tax effects and expenses		160			160
Share retirement: 25,555 shares	(51)	(1,020)			(1,071)
Balance, June 30, 2023	$14,272	$125,371	$244,017	$(51,873)	$331,787

Net income			6,746		6,746
Other comprehensive loss, net of income taxes				(7,557)	(7,557)
Cash dividends declared: $0.41 per share			(2,906)		(2,906)
Stock compensation, including tax effects and expenses		259			259
Share retirement: 89,558 shares	(179)	(3,760)			(3,939)
Balance, September 30, 2023	$14,093	$121,870	$247,857	$(59,430)	$324,390

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2024	2023
Cash flows from operating activities:
Net income	$2,411	$23,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,372	2,051
Amortization of right-of-use lease asset	805	454
Amortization of deferred loan fees, net	451	493
Amortization of intangibles	1,665	86
Amortization of low income housing partnerships	376	310
Provision for (credit to) credit losses	15,762	(1,103)
Net unrealized (gain) loss on equity investment securities	(155)	17
Net gain on sale of other real estate owned		(18)
Loans originated for sale	(2,564)	(3,511)
Proceeds from sale of loans originated for sale	2,012	3,499
Net (gain) loss on sale of loans originated for sale	(1)	12
Net (accretion) amortization of investment securities	(197)	774
Net gain on sale of investment securities available for sale	(1)	(81)
(Gain) loss on sale of premises and equipment	(1)	3
Increase in cash surrender value of life insurance	(1,116)	(790)
Deferred income tax (benefit) expense	(2,558)	983
Stock compensation, including tax effects and expenses	667	628
Net change in:
Accrued interest receivable	2,203	(1,054)
Other assets	8,788	(3,581)
Accrued interest payable	(902)	3,874
Other liabilities	585	(2,489)
Net cash provided by operating activities	30,602	24,307
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	240,861	67,363
Proceeds from repayments of investment securities:
Available for sale	27,013	22,740
Held to maturity	4,918	4,845
Purchases of investment securities:
Available for sale
Equity Securities	(775)
Net (purchase) redemption of restricted equity securities	(4,638)	3,966
Proceeds from sale of equity securities	614
Net cash received in merger with FNCB Bancorp, Inc.	28,811
Net increase in loans	(24,398)	(141,422)
Purchases of premises and equipment	(4,926)	(5,697)
Proceeds from the sale of premises and equipment	153	14
Proceeds from sale of other real estate owned		139
Net cash provided by (used in) investing activities	267,633	(48,052)
Cash flows from financing activities:
Net (decrease) increase in deposits	(68,174)	318,485
(Repayment of) proceeds from long-term borrowings	(10,136)	24,445
Net proceeds (decrease) in short-term borrowings	(109,880)	(87,910)
Retirement of common stock		(5,836)
Cash dividends paid	(11,940)	(8,772)
Net cash (used in) provided by financing activities	(200,130)	240,412
Net increase in cash and cash equivalents	98,104	216,667
Cash and cash equivalents at beginning of period	187,365	37,868
Cash and cash equivalents at end of period	$285,469	$254,535

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2024	2023
Supplemental disclosures:
Cash paid during the period for:
Interest	$67,116	$39,420
Income taxes	1,154	3,072
Noncash items:

Transfers of fixed assets to other real estate	1,556
Transfers of loans to other real estate	27
Origination of mortgage servicing rights	542	3,878
Initial recognition of right-of-use assets (1)	2,819	3,878
Initial recognition of lease liability (1)	3,106
Removal of right-of-use assets		785
Removal of lease liability		820
Merger with FNCB(2)
Tangible assets acquired	1,729,872
Goodwill and other intangible assets	51,205
Liabilities assumed	1,676,207

(1) Recognized as a result of the FNCB merger

(2) See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned direct and indirect subsidiaries, including Peoples Security Bank and Trust Company (“Peoples Bank”) and 1st Equipment Finance Inc., collectively, the “Company” or “Peoples”. The Company services its retail and commercial customers through thirty nine full-service community banking offices located within Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey and Broome County of New York.

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three and nine months ended and as of September 30, 2024, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for credit losses, fair value of financial instruments, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of deferred tax assets, and impairment of goodwill. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023.

Fourth Quarter Dividend Declaration

On October 25, 2024, the Company’s board of directors declared a fourth quarter dividend of $0.6175 per share. The dividend is payable on December 13, 2024 to shareholders of record as of November 29, 2024. The dividend is consistent with the dividend declared in the third quarter of 2024 and is a 50.6 % increase from the fourth quarter in the prior year, which was contemplated as part of the Merger Agreement between the Company and FNCB.

Recent accounting standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the required effective dates. The following should be read in conjunction with Note 1 Summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

2. Business Combinations:

On July 1, 2024 (the “Acquisition Date”), the Company completed the acquisition of FNCB Bancorp, Inc., a Pennsylvania corporation (“FNCB”), in accordance with the definitive Agreement and Plan of Merger dated as of September 27, 2023 (the “Merger Agreement”), by and among the Company and FNCB. Pursuant to the Merger Agreement, on the Acquisition Date, FNCB merged with and into Peoples, with Peoples continuing as the surviving corporation, and immediately following the merger, FNCB Bank, a Pennsylvania-chartered bank (“FNCB Bank”), merged with and into Peoples Bank, with Peoples Bank as the surviving bank (collectively, the “merger”). The primary reasons for the merger included: expansion of the branch network and commanding market share positions in northeastern Pennsylvania; attractive low-cost funding base; strong cultural alignment and a deep commitment to shareholders, customers, employees, and communities served by Peoples and FNCB; meaningful value creation to shareholders; increased trading liquidity; and increased dividends for People’s shareholders.

In connection with the completion of the merger, former FNCB shareholders received 0.1460 shares of the Company’s common stock per share of FNCB common stock. The value of the total transaction consideration was approximately $133.7 million. The consideration included the issuance of 2,935,456 shares of the Company’s common stock, valued at $45.54 per share, which was the closing price of the Company’s common stock on June 28, 2024, the last trading day prior to the consummation of the merger. Also included in the total consideration was cash in lieu of any fractional shares, which was effectively settled upon closing.

The acquisition of FNCB was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The excess consideration paid over the fair value of the net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition. The $13.6 million of goodwill created from the merger is not amortizable or deductible for tax purposes. The amount of goodwill represents an asset attributed to the future benefits arising from other assets acquired in a business combination. Future benefits consist largely of the synergies and economies of scale expected from combining the operations of FNCB and Peoples. Peoples does not currently provide segment reporting for GAAP, therefore the goodwill will be assigned to the whole operating company.

The Company considers its valuations of acquired loans and other assets to be preliminary, as management continues to identify and assess information regarding the nature of these assets acquired and liabilities assumed, including extended information gathering, management review procedures, and any new information that may arise as a result of integration activities. Accordingly, the amounts recorded for current and deferred taxes are also considered preliminary, as the Company continues to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of these other assets acquired and other liabilities assumed. While the Company believes that the information available as of September 30, 2024, provides a reasonable basis for estimating fair value, it is possible that additional

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

information may become available during the remainder of the measurement period that could result in changes to the fair values presented.

The Company will continue to keep the measurement of goodwill open for any additional adjustments to the fair value of certain accounts, for example loans, that may arise during the Company’s final review procedures of any updated information. If considered necessary, any subsequent adjustments to the fair value of assets acquired and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first twelve months following the Acquisition Date.

As a result of the integration of operations of FNCB, it is not practicable to determine revenue or net income included in the Company’s consolidated operating results relating to FNCB since the Acquisition Date, as FNCB’s results cannot be separately identified.

Comparative pro-forma financial statements for the prior year period were not presented, as adjustments to those statements would not be indicative of what would have occurred had the acquisition taken place on January 1, 2023. In particular, adjustments that would have been necessary to be made to record the loans at fair value, the provision for credit losses or the core deposit intangible would not be practical to estimate.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

In connection with the acquisition, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(Dollars in thousands)
Purchase Price Consideration
FNCB Bancorp, Inc. common shares settled for stock					20,110,771
Exchange Ratio					0.146
Peoples Financial Services Corp. shares issued					2,935,456
Price per share of Peoples Financial Services Corp. common stock on June 28, 2024					45.54
Purchase price consideration for common stock					$133,681
Cash in lieu of fractional shares					32
Total purchase price consideration					$133,713

		FNCB Bancorp, Inc. Book Value 6/30/2024		Fair Value Adjustments	FNCB Bancorp, Inc. Fair Value 6/30/2024
Total purchase price consideration
	$		$		$133,713
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents		28,843			28,843
Investment securities		426,107		(4,180)	421,927
Loans held for investment		1,267,330		(71,579)	1,195,751
Allowance for credit losses		(13,921)		12,353	(1,568)
Loans held for investment, net of allowance		1,253,409		(59,226)	1,194,183
Restricted stock		9,934			9,934
Premises and equipment, net		13,960		593	14,553
Accrued interest receivable		7,448			7,448
Core deposit intangibles				36,629	36,629
Wealth management customer list intangible				988	988
Deferred tax asset		14,415		5,083	19,498
Operating lease right of use asset		2,821		263	3,084
Other assets		62,728		(3,483)	59,245
Total identifiable assets acquired		1,819,665		(23,333)	1,796,332

Deposits		1,429,406		(2,405)	1,427,001
Borrowings		227,135		(851)	226,284
Trust preferred		10,310		(2,318)	7,992
Accrued interest payable		1,966			1,966
Operating lease liability		3,082			3,082
Other liabilities		9,704		178	9,882
Total liabilities assumed		1,681,603		(5,396)	1,676,207
Total identifiable net assets		$ 138,062		($ 17,937)	$ 120,125
Goodwill					$ 13,588

The following is a discussion of the valuation methodologies used to estimate the fair value of major categories of assets acquired and liabilities assumed in the FNCB merger. The Company used an independent valuation specialist to assist with the determination of fair values of certain acquired assets and assumed liabilities.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Cash and cash equivalents

The estimated fair value was determined to approximate the carrying amount of these assets.

Investment securities

All acquired investments were classified as available for sale. The balance sheet adjustment of $4.1 million reflects the fair value adjustment related to certain securities that were sold shortly after closing and was determined by the actual market price. Additional information is included in Note 5.

Loans

The acquired loan portfolio was valued utilizing Level 3 inputs and included the use of a discounted cash flow methodology applied on a pooled basis for accruing loans and on an individual basis for nonaccruing loans and incorporated assumptions that marketplace participants would use in estimating fair values. In the fair value process, accruing loans were grouped by characteristics such as loan type, term, collateral and rate. The Company developed assumptions as to credit risk, expected lifetime losses, qualitative factors, collateral values, discount rates, expected payments and expected prepayments. In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine reasonable fair value. Specifically, the Company created three separate fair value adjustments which a market participant would employ in estimating the total fair value adjustment. The three fair valuation adjustments used were: (i) interest rate loan fair value adjustment; (ii) general credit fair value adjustment; and (iii) specific credit fair value adjustment.

To prepare the interest rate fair value adjustment, market discount rates for similar loans were obtained from various data sources to develop market participant assumptions. The general credit fair value adjustment was calculated using a two-part general credit fair value adjustment: (i) expected lifetime losses and (ii) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using historical losses of the acquired bank and Pennsylvania peer banks. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of experience with the originator’s underwriting process.

Acquired loans are classified into three categories: purchased credit deteriorated (“PCD”) accruing loans (“PCD Accruing loans”), purchased credit deteriorated nonaccruing loans (“PCD Nonaccruing loans”) and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. The Company considers various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to nonperforming status, delinquency, risk ratings, and other qualitative factors that indicate deterioration in credit quality since origination. Non-PCD loans will have an allowance established subsequent to the Acquisition Date, which is recognized as an expense through the provision for credit losses. For PCD loans, the loans were recorded at their amortized cost, less an allowance for credit losses of $1.8 million on the Acquisition Date. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loans. The remaining difference between the net of the amortized cost basis and the allowance for credit losses and the fair value allocated to the loans on the date of acquisition is recognized as a non-credit-related discount that will be accreted into interest income over the life of the loans.

The following table provides details related to the fair value of acquired PCD loans.

Dollars in thousands	Unpaid Principal Balance	Non-credit Discount at Acquisition	PCD Allowance for Credit Losses at Acquisition	Fair Value of PCD Loans at Acquisition
PCD Accruing	$95,851	$(3,626)	$1,841	$94,066
PCD Nonaccruing	10,470	(2,898)		7,572
Total PCD loans	$106,321	$(6,524)	$1,841	$101,638

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

A Day 1 allowance for credit losses on non-PCD loans of $14.3 million was recorded through the provision for credit losses within the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). At the Acquisition Date, of the $1.3 billion loans acquired from FNCB, $1.2 billion, or 91.5%, of FNCB’s loan portfolio was accounted for as non-PCD loans.

Premises and equipment

The estimated fair value of premises were measured based upon appraisals from independent third parties. The estimated fair value of equipment was determined to approximate the carrying amount of these assets.

Core Deposit Intangible

Fair value was determined by using income approach under ASC topic 820. This present value analysis calculates the expected after-tax cash flow benefits of each acquired core deposits type versus the cost of obtaining an alternative source of funding (brokered deposits and FHLB borrowings) over the expected life of each acquired core deposits type, discounted at a long-term market oriented after-tax rate of return. The valuation also included assumptions related to expected account attrition, interest costs, and deposit maintenance cost and deposit fee income. The core deposit intangible was valued at $36.6 million or 5.1% of core deposits. The core deposit intangible asset is being amortized on an accelerated basis over 10 years based upon the period over which the estimated economic benefits are estimated to be received. Amortization expense for three months ended September 30, 2024, was $1.7 million. Additional information is included in Note 6.

Deferred Tax Asset

The Company recorded a net deferred income tax asset of $19.5 million related to tax attributes of FNCB, along with the effects of fair value adjustments resulting from applying the purchase method of accounting.

Time Deposits

The estimated fair value of time deposits was determined using a discounted cash flow approach. The fair value of time deposit accounts was determined by compiling individual account data into groups of equal remaining maturities with corresponding calculated weighted average rates. Each maturity group’s weighted average rate was compared to market rates for similar maturities and then priced to current market interest rates offered on time deposits with similar terms and maturities.

Borrowings and Subordinated Debt

The estimated fair value of short-term borrowings was determined to approximate the stated value. Subordinated debentures were valued using a discounted cash flow approach incorporating a discount rate that incorporated similar terms, maturity and credit rating.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Merger-related Expenses

Costs related to the acquisition totaled $9.7 million and $11.2 million during the three and nine months ended September 30, 2024. These amounts were expensed as incurred and are recorded as merger-related expenses in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The following table details the costs identified and classified as merger-related expenses of the acquisition.

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Severance expenses	$187	$187
System termination and integration fees	8,375	8,551
Financial advisory fees	582	1,173
Legal and professional fees	87	772
Other merger related expenses	422	527
Total	$9,653	$11,210

3. Other comprehensive income (loss):

The components of other comprehensive income (loss) (“OCI”) and their related tax effects are reported in the consolidated statements of income (loss) and comprehensive income (loss). The accumulated other comprehensive loss included in the consolidated balance sheets relates to net unrealized gains and losses on investment securities available for sale, benefit plan adjustments and adjustments to derivative fair values.

The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Net unrealized loss on investment securities available for sale	$(38,784)	$(51,527)
Income tax benefit	(8,482)	(11,270)
Net of income taxes	(30,302)	(40,257)
Benefit plan adjustments	(4,370)	(4,370)
Income tax benefit	(956)	(956)
Net of income taxes	(3,414)	(3,414)
Derivative adjustments	(1,056)	(871)
Income tax benefit	(231)	(191)
Net of income taxes	(825)	(680)
Accumulated other comprehensive loss	$(34,541)	$(44,351)

4. Earnings per share:

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2024 and 2023:

(Dollars in thousands, except per share data)	2024		2023
For the Three Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net (loss) income	$(4,337)	$(4,337)	$6,746	$6,746
Average common shares outstanding	9,987,627	10,044,449	7,088,745	7,120,685
(Loss) earnings per share	$(0.43)	$(0.43)	$0.95	$0.95

(Dollars in thousands, except per share data)	2024		2023
For the Nine Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net income	$2,411	$2,411	$23,750	$23,750
Average common shares outstanding	8,039,734	8,094,036	7,130,506	7,165,570
Earnings per share	$0.30	$0.30	$3.33	$3.31

5. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024
		Gross		Gross
	Amortized	Unrealized		Unrealized	Fair
(Dollars in thousands)	Cost	Gains		Losses	Value
Available for sale:
U.S. Treasury securities	$189,190	$		$8,375	$180,815
U.S. government-sponsored enterprises
State and municipals:
Taxable	85,468		109	8,186	77,391
Tax-exempt	76,570		67	8,467	68,170
Residential mortgage-backed securities:
U.S. government agencies	1,451		30		1,481
U.S. government-sponsored enterprises	144,244		1,362	15,536	130,070
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	4,608			60	4,548
Private collateralized mortgage obligations	42,624		635	12	43,247
Asset backed securities	24,115		44	314	23,845
Corporate debt securities	32,307		622	717	32,212
Negotiable certificates of deposit	693		14		707
Total available for sale	$601,270		$2,883	$41,667	$562,486
Held to maturity:
Tax-exempt state and municipals	$11,175	$		$835	$10,340
Residential mortgage-backed securities:
U.S. government agencies	14,151			2,298	11,853
U.S. government-sponsored enterprises	54,535			7,694	46,841
Total held to maturity	$79,861	$		$10,827	$69,034

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

The Company did not sell any investments from its legacy securities portfolio during the three and nine months ended September 30, 2024. Immediately after the consummation of the FNCB merger, the Company sold a significant portion of the available for sale investments acquired from FNCB and used the proceeds of $241.3 million to repay short-term borrowings and build on-balance sheet liquidity; there were no gains or losses realized on the sale. During the nine-month period ended September 30, 2023, investment securities, including U.S. Treasury bonds and mortgage-backed securities, with a par value of $65.6 million were sold at a net gain of $81 thousand. The proceeds were used to pay-down higher cost short-term borrowings.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available for sale at September 30, 2024, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Within one year	$74,667	$73,596
After one but within five years	163,400	154,865
After five but within ten years	77,493	71,741
After ten years	68,668	59,093
	384,228	359,295
Mortgage-backed and other amortizing securities	217,042	203,191
Total	$601,270	$562,486

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held to maturity at September 30, 2024, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After one but within five years	$1,191	$1,096
After five but within ten years	9,984	9,244
	11,175	10,340
Mortgage-backed securities	68,686	58,694
Total	$79,861	$69,034

Securities with a carrying value of $368.6 million and $322.4 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law and pledged to the Discount Window at the Federal Reserve

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2024, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2024
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a loss		Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Available for Sale
U.S. Treasury securities				41	$180,815	$8,375	41	$180,815	$8,375
State and municipals:
Taxable				64	58,033	8,186	64	58,033	8,186
Tax-exempt	1	680		91	64,293	8,467	92	64,973	8,467
Residential mortgage-backed securities:
U.S. government agencies				1	6	0	1	6	0
U.S. government-sponsored enterprises	1	3,601	41	31	73,997	15,495	32	77,598	15,536
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				2	4,548	60	2	4,548	60
Private collateralized mortgage obligations	9	7,699	12				9	7,699	12
Asset-backed securities	3	2,818	11	1	2,024	303	4	4,842	314
Corporate debt securities	6	6,034	315	6	3,599	402	12	9,633	717
Total	20	$20,832	$379	237	$387,315	$41,288	257	$408,147	$41,667

Securities Held to Maturity
U.S. government-sponsored enterprises
Tax-exempt	4	$1,182	$7	12	$7,453	$828	16	$8,635	$835
Residential mortgage-backed securities:
U.S. government agencies				4	11,853	2,298	4	11,853	2,298
U.S. government-sponsored enterprises				8	46,841	7,694	8	46,841	7,694
Total	4	$1,182	$7	24	$66,147	$10,820	28	$67,329	$10,827

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	December 31, 2023
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a loss		Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Available for Sale
U.S. Treasury securities				43	$184,057	$13,863	43	$184,057	$13,863
U.S. government-sponsored enterprises				2	2,152	387	2	2,152	387
State and municipals:
Taxable	1	$995	$6	65	56,105	10,725	66	57,100	10,731
Tax-exempt	2	575	5	93	66,393	8,613	95	66,968	8,618
Residential mortgage-backed securities:
U.S. government agencies				3	724	34	3	724	34
U.S. government-sponsored enterprises				32	72,671	17,264	32	72,671	17,264
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				4	11,369	360	4	11,369	360
Corporate debt securities				6	3,730	270	6	3,730	270
Total	3	$1,570	$11	248	$397,201	$51,516	251	$398,771	$51,527

(Dollars in thousands)
Securities Held to Maturity
State and municipals:
Tax-exempt	2	$1,438	$36	10	$6,209	$624	12	$7,647	$660
Residential mortgage-backed securities:				0	0	0	0	0	0
U.S. government agencies				4	12,747	2,653	4	12,747	2,653
U.S. government-sponsored enterprises				8	48,409	9,841	8	48,409	9,841
Total	2	$1,438	$36	22	$67,365	$13,118	24	$68,803	$13,154

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

Based on management’s assessment of the factors identified above, it is determined the fair value of all the identified investments being less than the amortized costs is primarily caused by the rapid increase in market rates and not credit quality. All interest payments have been received as scheduled, substantially all debt securities are rated above investment grade and no material downgrades announced. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the unrealized loss to be credit related, thus no allowance for credit loss expense was recorded at September 30, 2024 or December 31, 2023.

Equity Securities

Included in equity securities with readily determinable fair values at September 30, 2024 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within the Company’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income (loss) and comprehensive income (loss).

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net gains (losses) recognized on equity securities	$175		$155	$(17)
Less: net gains realized on equity securities sold	54		54
Unrealized gains (losses) on equity securities	$121		$101	$(17)

Equity Securities without Readily Determinable Fair Values

At September 30, 2024 and December 31, 2023, equity securities without readily determinable fair values consisted primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $7.7 million and $5.2 million, respectively. At September 30, 2024, equity securities without readily determinable fair values also included a $500 thousand investment in a fixed-rate, non-cumulative perpetual preferred stock of a privately-held bank holding company acquired through the merger with FNCB. The preferred stock, which is not traded on any established market, pays quarterly dividends at an annual rate of 8.25%. Equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable are included in other assets in the Consolidated Balance Sheets.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

6. Goodwill and Other Intangibles:

The following table provides information on the significant components of goodwill and other acquired intangible assets at September 30, 2024 and December 31, 2023.

	September 30, 2024
		Gross				Accumulated			Net
		Carrying				Impairment		Accumulated	Carrying
(Dollars in thousands)		Amount		Additions		Charges		Amortization	Amount
Goodwill		$63,370		$13,588	$		$		$76,958
Total goodwill		$63,370		$13,588	$		$		$76,958

Core deposit intangible	$			$36,629	$			$1,665	$34,964
Wealth management customer list intangible				988				45	943
Total intangible assets, net	$			$37,617	$			$1,710	$35,907

	December 31, 2023
		Gross				Accumulated			Net
		Carrying				Impairment		Accumulated	Carrying
(Dollars in thousands)		Amount		Additions		Charges		Amortization	Amount
Goodwill		$63,370	$		$		$		$63,370
Total goodwill		$63,370	$		$		$		$63,370

The aggregate amortization expense was $1.7 million for the three and nine months ended September 30, 2024. There was $29 thousand and $86 thousand of expense for the three and nine months ended September 30, 2023, respectively.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

At September 30, 2024, estimated future remaining amortization of the core deposit intangible and wealth management customer list intangible within the years ending December 31, are as follows:

(Dollars in thousands)	CDI	Wealth management customer list intangible	Total
2024	$1,665	$45	$1,710
2025	6,327	171	6,498
2026	5,661	153	5,814
2027	4,995	135	5,130
2028	4,329	117	4,446
Thereafter	11,987	322	12,309
Total amortizing intangible	$34,964	$943	$35,907

7. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2024 and December 31, 2023 are summarized as follows. The Company had net deferred loan origination fees of $1.0 million and $0.4 million at September 30, 2024 and December 31, 2023, respectively. Included in total loans at September 30, 2024 were $1.2 billion in loans acquired as part of the acquisition of FNCB effective July 1, 2024.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Commercial and Industrial	$699,912	$368,411
Municipal	190,167	175,304
Total	890,079	543,715
Real estate
Commercial	2,309,588	1,863,118
Residential	550,590	360,803
Total	2,860,178	2,223,921
Consumer
Indirect Auto	130,380	75,389
Consumer Other	15,580	6,872
Total	145,960	82,261

Equipment Financing	173,466
Total	$4,069,683	$2,849,897

Allowance for Credit Losses

The ACL represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and held to maturity securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the ACL for loans is considered a critical accounting estimate by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

recorded ACL. The ACL related to loans receivable and held to maturity debt securities is reported separately as a contra-asset on the consolidated balance sheets. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the consolidated balance sheets in other liabilities while the provision for credit losses related to unfunded commitments is reported in other noninterest expense in the consolidated statements of income (loss) and comprehensive income (loss).

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $15.1 million and $10.6 million at September 30, 2024 and 2023 and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, and totaled $2.5 million and $175 thousand, respectively, at September 30, 2024 and is excluded from the estimate of credit losses, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. At September 30, 2023, accrued interest receivable on available for sale securities and held to maturity securities was $1.6 million and $185 thousand, respectively.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables present the changes in and period end balance of the allowance for credit losses at September 30, 2024 and 2023. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality. The tables include the underlying balance of loans receivable applicable to each category as of those dates.

	September 30, 2024
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance July 1, 2024	$2,171	$711	$15,156	$4,230	$855	$	$23,123
Merger-related adjustments - Non PCD Loans*	2,259	502	4,149	1,785	1,470	4,163	14,328
Merger-related adjustments PCD Loans	337	71	371	468	320	274	1,841
Charge-offs	(5)		(26)		(444)	(58)	(533)
Recoveries	10		70	4	310	58	452
(Credits) provisions	(162)	(321)	2,172	(1,241)	(528)	210	130
Ending balance	$4,610	$963	$21,892	$5,246	$1,983	$4,647	$39,341

* See Note 2 - Business Combination and the initial provision for non-PCD loans.

	September 30, 2023
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for loan losses:
Beginning Balance July 1, 2023	$2,751	$827	$14,961	$3,767	$912	$	$23,218
Charge-offs					(65)		(65)
Recoveries	4			3	16		23
(Credits) provisions	(504)	40	134	128	36		(166)
Ending balance	$2,251	$867	$15,095	$3,898	$899	$	$23,010

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	September 30, 2024
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance January 1, 2024	$2,272	$788	$14,153	$3,782	$900		$21,895
Merger-related adjustments - Non PCD Loans*	2,259	502	4,149	1,785	1,470	4,163	14,328
Merger-related adjustments PCD Loans	337	71	371	468	320	274	1,841
Charge-offs	(51)		(27)		(640)	(58)	(776)
Recoveries	90		70	8	393	58	619
(Credits) provisions	(297)	(398)	3,176	(797)	(460)	210	1,434
Ending balance	$4,610	$963	$21,892	$5,246	$1,983	$4,647	$39,341

* See Note 2 - Business Combination and the initial provision for non-PCD loans.

	September 30, 2023
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance January 1, 2023	$4,365	$1,247	$17,915	$3,072	$873	$	$27,472
Impact of adopting ASC 326	(1,683)	747	(3,344)	967	30		(3,283)
Beginning Balance January 1, 2023	2,682	1,994	14,571	4,039	903		24,189
Charge-offs	(4)				(213)		(217)
Recoveries	9		1	22	109		141
(Credits) provisions	(436)	(1,127)	523	(163)	100		(1,103)
Ending balance	$2,251	$867	$15,095	$3,898	$899	$	$23,010

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table represents the allowance for credit losses by major classification of loan and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at September 30, 2024 and December 31, 2023.

	September 30, 2024
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Ending balance	$4,610	$963	$21,892	$5,246	$1,983	$4,647	$39,341
Ending balance: individually evaluated	8		400				408
Ending balance: collectively evaluated	4,602	963	21,492	5,246	1,983	4,647	38,933
Loans receivable:
Ending balance	$699,912	$190,167	$2,309,588	$550,590	$145,960	$173,466	$4,069,683
Individually evaluated - collateral dependent - real estate	4,180		11,145	4,883		851	21,059
Individually evaluated - collateral dependent - non-real estate	7						7
Collectively evaluated	695,725	190,167	2,298,443	545,707	145,960	172,615	4,048,617

	December 31, 2023
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for loan losses:
Ending balance	$2,272	$788	$14,153	$3,782	$900	$	$21,895
Ending balance: individually evaluated for impairment	10		21				31
Ending balance: collectively evaluated for impairment	2,262	788	14,132	3,782	900		21,864
Loans receivable:
Ending balance	$368,411	$175,304	$1,863,118	$360,803	$82,261	$	$2,849,897
Individually evaluated - collateral dependent - real estate	7		2,974	1,749			4,730
Individually evaluated - collateral dependent - non-real estate	10						10
Collectively evaluated	368,394	175,304	1,860,144	359,054	82,261		2,845,157

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Nonaccrual Loans

The following table presents the Company’s nonaccrual loans, including non-PCD nonaccrual loans, at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial	$4,180	$351	$3,829
Municipal
Real estate:
Commercial	11,146	2,620	8,526
Residential	4,321		4,321
Consumer	451		451
Equipment Financing	851		851
Total	$20,949	$2,971	$17,978

	December 31, 2023
	Total	Nonaccrual with		Nonaccrual with
	Nonaccrual	an Allowance for		no Allowance for
(Dollars in thousands)	Loans	Credit Losses		Credit Losses
Commercial	$10	$10	$
Municipal
Real estate:
Commercial	2,974	1,170		1,804
Residential	760			760
Consumer	218			218
Total	$3,962	$1,180		$2,782

Interest income recorded on nonaccrual loans was $887 thousand and $11 thousand for the three months ended September 30, 2024 and September 30, 2023, respectively. Interest income recorded on nonaccrual loans was $961 thousand and $426 thousand for the nine months ended September 30, 2024 and September 30, 2023, respectively.

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

●	Pass- A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.
●	Special Mention- A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification
●	Substandard- A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Peoples Bank will sustain some loss if the deficiencies are not corrected.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

●	Doubtful – A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
●	Loss- A loan classified as Loss is considered uncollectible and of such little value that its continuance as bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

The following table presents the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(Dollars in thousands)		2024	2023		2022	2021		2020	Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial
Pass		$54,824	$85,532		$80,128	$90,107		$40,718	$107,295		$219,160		$7	$677,771
Special Mention		1,352	1,136		701	458		2,449	1,464		1,806			9,366
Substandard		-	1,010		2,352	442		1,178	687		7,106			12,775
Total Commercial		56,176	87,678		83,181	91,007		44,345	109,446		228,072		7	699,912

Municipal
Pass		5,249	6,180		51,520	100,817		10,347	15,999		55			190,167
Special Mention
Substandard
Total Municipal		5,249	6,180		51,520	100,817		10,347	15,999		55			190,167

Commercial real estate
Pass		136,530	188,333		660,675	536,817		163,176	563,148		6,553		137	2,255,369
Special Mention			2,342		950	3,708		1,351	25,304		99			33,754
Substandard			501		5,686	6,054		155	8,069					20,465
Total Commercial real estate		136,530	191,176		667,311	546,579		164,682	596,521		6,652		137	2,309,588

Residential real estate
Pass		23,736	34,797		78,746	125,726		52,640	111,597		121,174		308	548,724
Special Mention
Substandard			4		60	186		301	1,311		4			1,866
Total Residential real estate		23,736	34,801		78,806	125,912		52,941	112,908		121,178		308	550,590

Consumer
Pass		25,689	41,912		44,430	21,337		5,009	6,303		1,034			145,714
Special Mention
Substandard			102		20	66		51	5		2			246
Total Consumer		25,689	42,014		44,450	21,403		5,060	6,308		1,036			145,960

Equipment Financing
Pass		50,596	72,636		46,005	2,443								171,680
Special Mention			710		417									1,127
Substandard			659											659
Total Equipment Financing		50,596	74,005		46,422	2,443								173,466

Total Loans		$297,976	$435,854		$971,690	$888,161		$277,375	$841,182		$356,993		$452	$4,069,683

Gross charge-offs
Commercial	$		$41	$		$2	$		$8	$		$		$51
Municipal
Commercial real estate									27					27
Residential real estate
Consumer		90	143		186	125		22	74					640
Equipment Financing			58											58
Total Gross charge-offs		$90	$242		$186	$127		$22	$109	$		$		$776

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The major classifications of loans by past due status are summarized as follows:

	September 30, 2024
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$762	$173	$841	$1,776	$698,136	$699,912	$
Municipal					190,167	190,167
Real estate:
Commercial	2,226	206	8,799	11,231	2,298,357	2,309,588
Residential	1,153	1,136	4,056	6,345	544,245	550,590	558
Consumer	1,759	687	166	2,612	143,348	145,960	11
Equipment Financing	821	544		1,365	172,101	173,466
Total	$6,721	$2,746	$13,862	$23,329	$4,046,354	$4,069,683	$569

	December 31, 2023
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$53	$155	$10	$218	$368,193	$368,411	$
Municipal					175,304	175,304
Real estate:
Commercial	152	5	279	436	1,862,682	1,863,118
Residential	1,456	50	1,610	3,116	357,687	360,803	986
Consumer	1,069	285	85	1,439	80,822	82,261
Total	$2,730	$495	$1,984	$5,209	$2,844,688	$2,849,897	$986

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presents the activity in the ACL on off balance sheet commitments, which include commitments to extend credit, unused portions of lines of credit and standby letters of credit, for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023
Beginning balance	$334	$93
Merger related adjustments	1,179
Credit to credit losses recorded in noninterest expense	(784)	(12)
Total allowance for credit losses on off balance sheet commitments	$729	$81

	For the nine months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023
Beginning balance	$43	$179
Impact of adopting Topic 326		270
Merger related adjustments	1,179
Credit to credit losses recorded in noninterest expense	(493)	(368)
Total allowance for credit losses on off balance sheet commitments	$729	$81

The contractual amounts of off-balance sheet commitments at September 30, 2024 and 2023 are as follows:

(Dollars in thousands)	2024	2023
Commitments to extend credit	$160,389	$203,183
Unused portions of lines of credit	569,195	370,792
Standby letters of credit	61,943	62,181
	$791,527	$636,156

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

There were no modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2024. There was one modification made to a commercial and industrial loan with a borrower experiencing financial difficulty during the nine months ended September 30, 2024 which involved the deferral of the principal payment and the extension of the loan’s maturity date three months to September 16, 2024.  The loan had an outstanding principal balance of $370 thousand at June 30, 2024. There were no loans made to borrowers that were modified during the three and nine months ended September 30, 2023.

During the three and nine months ended September 30, 2024 and September 30, 2023, there were no defaults on loan modifications made to borrowers experiencing financial difficulty.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

8. Other assets:

The components of other assets at September 30, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)	September 30, 2024		December 31, 2023
Other real estate owned	$1,152	$
Mortgage servicing rights	832		870
Prepaid shares tax	1,489		949
Prepaid pension	4,144		3,764
Prepaid expenses	7,704		4,840
Restricted equity securities (FHLB and other)	9,829		5,180
Investment in low income housing partnership	15,779		5,015
Interest rate swaps(1)	17,338		19,278
Other assets	11,789		2,353
Total	$70,056		$42,249
(1)	Interest rate swaps balance represents the fair value of the commercial loan back-to-back swaps.

9. Fair value estimates:

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

At September 30, 2024, the Company owned 35 corporate debt securities with an aggregate amortized cost and fair value of $32.3 million and $32.2 million, respectively. At September 30, 2024, the market for three corporate debt securities was not active based on transaction criteria for similar instruments. Both the aggregate amortized cost and fair value for these three securities was $4.3 million at September 30, 2024.  The Company obtained valuations for these securities from a third-party service provider that prepared the valuations using a market approach that involves identifying a population of transactions for similar instruments and incorporating an evaluation to capture credit risk associated with these bonds. Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing the population and evaluation of credit risk. Management believes this approach to be a conservative approach as it takes into consideration securities that have longer maturities or longer call dates, issuers with smaller asset sizes, and securities with smaller issue amounts. These factors are typically considered to be factors that would add credit spread to a bond, thus resulting in a higher required yield. Management believes the valuation results from this market approach to be consistent with pricing and data for similar deals at September 30, 2024. The Company considers the inputs used in the market approach to be unobservable Level 3 inputs because, while inputs are based on actual transactions, the relative number of transactions in the population is small and subjective assumptions are used in considering factors considered to incorporate credit spreads into the price determination. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from People's third-party service provider. During the periods ended September 30, 2024 there were no transfers into Level 3 other than those Level 3 assets acquired in the FNCB merger. During the year ended December 31, 2023 there were no transfers in or out of Level 3.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
September 30, 2024	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$180,815	$180,815	$	$
U.S. government-sponsored enterprises
State and municipals:
Taxable	77,391		77,391
Tax-exempt	68,170		68,170
Residential mortgage-backed securities:
U.S. government agencies	1,481		1,481
U.S. government-sponsored enterprises	130,070		130,070
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	4,548		4,548
Private collateralized mortgage obligations	43,247		43,247
Asset backed securities	23,845		23,845
Corporate debt securities	32,212		27,867	4,345
Negotiable certificates of deposit	707		707
Common equity securities	3,921	3,921
Total investment securities	$566,407	$184,736	$377,326	$4,345
Interest rate swap-other assets	$17,338		$17,338
Interest rate swap-other liabilities	$(15,864)		$(15,864)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2023	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$184,057	$184,057	$	$
U.S. government-sponsored enterprises	2,152		2,152
State and municipals:
Taxable	57,100		57,100
Tax-exempt	67,124		67,124
Mortgage-backed securities:
U.S. government agencies	724		724
U.S. government-sponsored enterprises	84,040		84,040
Corporate debt securities	3,730		3,730
Common equity securities	98	98
Total investment securities	$399,025	$184,155	$214,870	$
Interest rate swap-other assets	$19,278		$19,278
Interest rate swap-other liabilities	$(18,808)		$(18,808)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
September 30, 2024	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$21,066	$	$	$21,066
Other real estate owned	$1,152			$1,152

Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2023	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$4,740	$	$	$4,740

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
September 30, 2024	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$21,066	Appraisal of collateral	Appraisal adjustments	7.1% to 94.0% (40.0)%
			Liquidation expenses	3.0% to 6.0% (5.8)%
Other real estate owned	$1,152	Appraisal of collateral	Appraisal adjustments	1.0% to 1.0% (1.0)%
			Liquidation expenses	3.0% to 6.0% (4.5)%

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2023	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$4,740	Appraisal of collateral	Appraisal adjustments	22.8% to 82.4% (63.6)%
			Liquidation expenses	3.0% to 6.0% (5.2)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
September 30, 2024	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$285,469	$285,469	$285,469	$	$
Investment securities:
Available for sale	562,486	562,486	180,815	377,326	4,345
Common equity securities	3,921	3,921	3,921
Held to maturity	79,861	69,034		69,034
Loans held for sale	803	803		803
Net loans	4,030,342	3,949,667			3,949,667
Accrued interest receivable	17,979	17,979		17,979
Mortgage servicing rights	832	1,669		1,669
Restricted equity securities (FHLB and other)	9,829	9,829		9,829
Other assets - interest rate swaps	17,338	17,338		17,338
Total	$5,008,860	$4,918,195
Financial liabilities:
Deposits	$4,637,864	$4,639,273	$	$4,639,273	$
Short-term borrowings	37,346	37,346		37,346
Long-term debt	111,489	112,680		112,680
Subordinated debt	33,000	32,232		32,232
Junior subordinated debt	8,015	8,471		8,471
Accrued interest payable	6,829	6,829		6,829
Other liabilities - interest rate swaps	15,864	15,864		15,864
Total	$4,850,407	$4,852,695

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

10. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”) and a Retirement Profit Sharing Plan. The Company also maintains Supplemental Executive Retirement Plans (“SERPs”) and an Employees’ Pension Plan, which is currently frozen.

For the three and nine months ended September 30, salaries and employee benefits expense includes approximately $607 thousand and $1.3 million in 2024 and $426 thousand and $1.3 million in 2023 relating to the employee benefit plans.

(Dollars in thousands)	Pension Benefits
Three Months Ended September 30,	2024	2023
Net periodic pension benefit:
Interest cost	$158	$164
Expected return on plan assets	(320)	(293)
Amortization of unrecognized net loss	49	50
Net periodic pension benefit	$(113)	$(79)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

(Dollars in thousands)	Pension Benefits
Nine Months Ended September 30,	2024	2023
Net periodic pension benefit:
Interest cost	$475	$492
Expected return on plan assets	(961)	(878)
Amortization of unrecognized net loss	146	149
Net periodic pension benefit:	(340)	(237)

In May 2017, the Company’s stockholders approved the 2017 equity incentive plan (“2017 Plan”). In May 2023, the Company’s stockholders approved the 2023 equity incentive plan (“2023 Plan”). Under the 2017 Plan and 2023 Plan the compensation committee of the Company’s board of directors has the authority to, among other things:

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

On July 1, 2024, as a result of the FNCB merger, the Company assumed the outstanding and unvested restricted stock awards granted under the FNCB 2023 Equity Incentive Plan. These awards will be expensed over the remaining life of 57 months.

As of September 30, 2024, 66,298 shares of the Company’s common stock were available for grants as awards pursuant to the 2023 Plan. While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan.   If any awards outstanding under the 2017 Plan or 2023 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others under the 2023 Plan.

The 2017 Plan and 2023 Plan authorize grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the nine months ended September 30, 2024, the Company granted 23,243 performance based restricted stock units and 8,895 time based restricted stock awards, under the 2023 Plan. For the nine months ended September 30, 2023, the Company granted 18,222 performance based restricted stock units and 5,206 time based restricted stock awards, under the 2023 Plan.

The non-performance restricted stock grants made in 2024, 2023 and 2022 vest equally over three years. The performance-based restricted stock units vest over three fiscal years and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on tangible common that determines the number of restricted stock units that may vest.

The Company expenses the fair value of all-share based compensation over the requisite service period commencing at grant date.  The fair value of restricted stock is expensed on a straight-line basis. Compensation is recognized over the vesting period and adjusted based on the performance criteria.  The Company classifies share-based compensation for employees within “salaries and employee benefits expense” on the consolidated statements of income (loss) and comprehensive income.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The Company recognized net compensation costs of $203 thousand and $603 thousand for the three and nine months ended September 30, 2024 for awards granted under the 2023 Plan and recognized compensation expense of $84 thousand and $251 thousand for the three and nine months ended September 30, 2024 for the awards granted under the 2017 Plan. During the three months ended September 30, 2024, $33 thousand was recognized as a result of the awards assumed in the FNCB merger. As of September 30, 2024, the Company had $2.1 million of unrecognized compensation expense associated with restricted stock and restricted stock unit awards.  The remaining cost is expected to be recognized over a weighted average vesting period of under 2.6 years.

11. Derivatives and hedging activities

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income, (“AOCI”) and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that no amount will be reclassified as a reduction to interest income.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

As of September 30, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Consolidated Statement of Financial Position in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
AFS Securities (1)	$162,038	$143,573	$1,056	$871
Fixed Rate Loans (2)	50,484	50,462	484	462
Total	$212,522	$194,035	$1,540	$1,333
(1)	These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $162.0 million. The amounts of the designated hedged items were $100.0 million.

(2)	Fixed Rate Loan Assets. These amounts include the carrying value of fixed rate loan assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2024, the principal value of the hedged item was $50.0 million.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of September 30, 2024, the Company had 140 interest rate swaps with an aggregate notional amount of $314.1 million related to this program.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023.

Fair Values of Derivative Instruments
		Derivative Assets							Derivative Liabilities

		As of September 30, 2024				As of December 31, 2023 (1)			As of September 30, 2024			As of December 31, 2023
(Dollars in thousands)		Notional Amount	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$		Other Assets	$		Other Assets	$		$150,000	Other Liabilities	$1,510	Other Liabilities	$1,270
Total derivatives designated as hedging instruments				$			$				$1,510		$1,270

Derivatives not designated as hedging instruments
Interest Rate Products		$289,313	Other Assets		$17,845	Other Assets		$19,833	$289,313	Other Liabilities	$17,546	Other Liabilities	$19,364
Other Contracts		24,795	Other Assets		2	Other Assets		3	7,250	Other Liabilities		Other Liabilities
Total derivatives not designated as hedging instruments					$17,847			$19,836			$17,546		$19,364
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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive (Loss) Income

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive (loss) income as of September 30, 2024 and September 30, 2023.

(Dollars in thousands) Three months ended September 30, 2024		Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component		Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component		Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$		$		$		Interest Income	$		$		$
Total	$		$		$			$		$		$

(Dollars in thousands) Three months ended September 30, 2023		Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component		Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income Included Component		Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$		$		$		Interest Income		$(16)	$			$(16)
Total	$		$		$				$(16)	$			$(16)

(Dollars in thousands) Nine months ended September 30, 2024		Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component		Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income Included Component		Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products	$		$		$		Interest Income	$		$		$
Total	$		$		$			$		$		$

(Dollars in thousands) Nine months ended September 30, 2023		Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component		Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income Included Component		Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products		$(1)	$			$(1)	Interest Income		$(48)	$			$(48)
Total		$(1)	$			$(1)			$(48)	$			$(48)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023.

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the three months ended September 30,
		2024	2023
(Dollars in thousands)		Interest Income	Interest Income

Total amounts of income and expense line items presented in the statements of income and comprehensive
income (loss) in which the effects of fair value or cash flow hedges are recorded.		$586	$188

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items		2,010	(731)
Derivatives designated as hedging instruments		(1,424)	935
Derivatives designated as hedging instruments
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of (loss) gain reclassified from AOCI into income			(16)
Amount of gain reclassified from AOCI into income - Included Component
Amount of (loss) reclassified from AOCI into income - Excluded Component	$		$(16)

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the nine months ended September 30,
		2024	2023
(Dollars in thousands)		Interest Income	Interest Income

Total amounts of income and expense line items presented in the statements of income and comprehensive
income (loss) in which the effects of fair value or cash flow hedges are recorded.		$21	$318

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items		206	(779)
Derivatives designated as hedging instruments		(185)	1,145
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of (loss) gain reclassified from AOCI into income			(48)
Amount of gain reclassified from AOCI into income - Included Component
Amount of (loss) reclassified from AOCI into income - Excluded Component	$		$(48)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023.

		Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain	Amount of Gain or (Loss)
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income on Derivative	Income on Derivative	Income on Derivative
	Recognized in Income	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(Dollars in thousands)	on Derivative	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023
Derivatives Not Designated as Hedging Instruments:
Interest Rate Products	Other income / (expense)	$(120)	$(170)	$194	$56
Other Contracts	Other income / (expense)			1	31
Total		$(120)	$(170)	$195	$87

Fee Income	Fee income	$67	$195	$	$457

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of September 30, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$17,845	$	$17,845	$	$12,410	$5,435

Offsetting of Derivative Liabilities
as of September 30, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$19,057	$	$19,057	$19,057	$	$
*Cash collateral of $3.320MM was paid in September 2024, but not presented as an offset above.

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

As of September 30, 2024, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.3 million. As of December 31, 2023, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.7 million. The Company has minimum

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $3.3 million against its obligations under these agreements at September 30, 2024. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

12. Deposits

The major components of interest-bearing and noninterest-bearing deposits at September 30, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Interest-bearing deposits:
Money market accounts	$1,018,575	$782,243
NOW accounts	1,439,382	796,426
Savings accounts	509,412	429,011
Time deposits less than $250	824,791	505,409
Time deposits $250 or more	128,139	121,265
Total interest-bearing deposits	3,920,299	2,634,354
Noninterest-bearing deposits	717,565	644,683
Total deposits	$4,637,864	$3,279,037

The FNCB merger added $1.3 billion of retail deposits and $140.6 million of brokered deposits. The combined deposit base consisted of 38.6% retail accounts, 33.3% commercial accounts, 19.7% municipal relationships and 8.4% brokered deposits at September 30, 2024. At September 30, 2024, total estimated uninsured deposits, were approximately $1.6 billion, or approximately 33.8% of total deposits; as compared to approximately $883.5 million, or 26.9% of total deposits at December 31, 2023. Included in the uninsured total at September 30, 2024 is $372.5 million of municipal deposits collateralized by letters of credit issued by the FHLB and pledged investment securities, and $2.6 million of affiliate company deposits. We also offer customers access to IntraFi's CDARS and ICS programs through which their deposits may be allocated to separate FDIC-insured institutions, while they are able to maintain their relationship with our bank.

The scheduled maturities of time deposits are summarized below, through September 30 of each year:

(Dollars in thousands)
2025	$645,140
2026	121,549
2027	70,920
2028	104,268
2029	6,240
Thereafter	4,813
$952,930

13. Borrowings

Short-term borrowings consist of FHLB overnight borrowings or advances with stated original terms of less than twelve months, Bank Term Funding Program (“BTFP”) advances and other borrowings related to collateral held from derivative counterparties. Short-term borrowings at September 30, 2024 included $24.9 million in BTFP funding,

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

acquired at fair value, which the Company assumed in the FNCB merger. The Federal Reserve Bank established the BTFP through the Discount Window to provide additional funding to eligible depository institutions during a period of stress. The BTFP is collateralized by high-quality securities valued at par including U.S. Treasury securities, U.S. government agency debt and mortgage-backed securities and other qualifying securities. Also included in short-term borrowings at September 30, 2024 was cash collateral pledged by derivative counterparties to offset interest rate exposure, which totaled $12.4 million at September 30, 2024 and $17.6 million at December 31, 2023.

The table below outlines short-term borrowings at and for the nine months ended September 30, 2024 and at and for the year ended December 31, 2023:

	At and for the nine months ended September 30, 2024
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Period
FHLB advances - Overnight	$	$8,993	$83,900	5.53%		%
Federal Reserve Bank - BTFP	24,936	8,270	24,936	4.83	4.76
Other borrowings	12,410	19,086	25,050	5.40	4.83
Total short-term borrowings	$37,346	$36,349	$133,886	5.31%	4.78%

	At and for the year ended December 31, 2023
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
Other borrowings	$17,590	$19,160	$28,470	5.54%	5.35%
FHLB advances		19,171	158,000	4.48
Total short-term borrowings	$17,590	$38,331	$186,470	5.01%	5.35%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At September 30, 2024, the maximum borrowing capacity was $1.4 billion of which $112.1 million was outstanding in borrowings and $364.5 million was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2023, the maximum borrowing capacity was $1.2 billion of which $25.0 million was outstanding in long-term debt and $345.4 million was used to issue standby letters of credit to collateralize public fund deposits.

Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The overnight borrowing rate resets each day.

In addition to borrowings from FHLB and correspondent bank lines of credit, we have availability through the Federal Reserve Bank’s Discount Window of $544.8 million at September 30, 2024. The FRB’s borrower-in-custody program allows depository institutions to pledge loans as collateral for Discount Window advances while retaining possession of the loan documentation. At September 30, 2024, $539.5 million in loans were pledged as collateral for the borrower-in-custody program and provided $409.8 million in borrowing capacity. At September 30, 2024, securities with a current par value of $142.8 million were pledged at the Discount Window resulting in borrowing capacity of $135.0 million. An additional $25.0 million in securities were pledged at the BTFP at September 30, 2024.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Long-term debt consisting of advances from the FHLB at September 30, 2024 and December 31, 2023 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed	September 30, 2024	December 31, 2023
December 2024	4.60	12,650
March 2025	4.37	10,000	10,000
December 2025	4.40	9,567
December 2025	4.36	20,000
March 2026	4.78	4,292
March 2026	4.20	15,000	15,000
May 2026	4.08	5,000
June 2027	4.16	5,224
August 2027	4.40	6,461
October 2027	5.18	9,107
March 2028	4.45%	14,188
		$111,489	$25,000

Maturities of long-term debt, by contractual maturity, for the remainder of 2024 and subsequent years are as follows:

(Dollars in thousands)
2024	$12,650
2025	39,567
2026	24,292
2027	20,792
2028	14,188
Thereafter
$111,489

The advances from the FHLB totaling $111.5 million are not convertible and have a fixed rate.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

14. Subordinated debt

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

On July 1, 2024, the Company assumed $10.3 million of floating rate junior subordinated deferrable interest debentures due December 15, 2023 (“Debentures”) as a result of the FNCB merger at a fair market value of $8.0 million. The Debentures are held by First National Community Statutory Trust I, a Delaware statutory trust (the “Trust”). The Debentures and corresponding trust preferred securities (the “Trust Securities”) have a variable interest rate which resets quarterly to 3-month CME Term SOFR plus a spread adjustment of 0.26161% and a margin of 1.67%. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. The Trust Securities may be prepaid beginning December 15, 2011. The Company’s investment in the Trust is reflected on a deconsolidated basis. The Debentures totaling $8.0 million, have been reflected in borrowed funds in the consolidated balance sheets under the caption “Junior Subordinated Debentures” and interest expense on the Debentures is in its consolidated statements of income (loss) and comprehensive income (loss).

15. Related party transactions

In conducting its business, Peoples has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties. Balances at September 30, 2024 include those acquired due to the FNCB merger.

Peoples Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the three months ended September 30, 2024 and 2023. Additions during the three months ended September 30, 2024 include loans and advances acquired in the FNCB merger.

(Dollars in thousands)
Three Months Ended September 30,	2024	2023
Balance, beginning of period	$99,491	$2,818
Additions, new loans and advances	32,337	29
Repayments	(8,203)	(875)
Balance, end of period	$123,625	$1,972

At September 30, 2024 and December 31, 2023, there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Deposits from directors, executive officers and their related parties held by Peoples Bank at September 30, 2024 and December 31, 2023 were $131.9 million and $7.8 million, respectively.

16. Regulatory matters

The Company’s ability to pay dividends to its shareholders is largely dependent on Peoples Bank’s ability to pay dividends to the Company. Regulations with respect to the banking industry limit the amount of dividends that may be paid without prior approval of Peoples Bank’s regulatory agency.

The Company and the Peoples Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Peoples Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Peoples Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Peoples Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of September 30, 2024 and December 31, 2023, that the Company and Peoples Bank met all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require Peoples Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding Peoples Bank’s risk-based capital and related ratios at September 30, 2024 and December 31, 2023:

					Minimum
				Minimum	Required To
				Required For	Be Well
			Minimum	Capital	Capitalized
			Required For	Adequacy	Under Prompt
			Capital	Purposes with	Corrective
			Adequacy	Conservation	Action
	Peoples Bank		Purposes	Buffer	Regulations
(Dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2024

Total capital ( to risk-weighted assets)	$467,588	11.68%	8.00%	10.50%	10.00%

Tier I capital ( to risk-weighted assets)	427,518	10.68	6.00	8.50	8.00

Tier I common equity ( to risk-weighted assets)	427,518	10.68	4.50	7.00	6.50

Tier I capital ( to average assets)	427,518	8.23	4.00	4.00	5.00

Total risk-weighted assets	4,002,166

Total average assets	5,306,258

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

					Minimum
				Minimum	Required To
				Required For	Be Well
			Minimum	Capital	Capitalized
			Required For	Adequacy	Under Prompt
			Capital	Purposes with	Corrective
			Adequacy	Conservation	Action
	Peoples Bank		Purposes	Buffer	Regulations
(Dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2023

Total capital ( to risk-weighted assets)	$375,268	14.12%	8.00%	10.50%	10.00%

Tier I capital ( to risk-weighted assets)	353,330	13.30	6.00	8.50	8.00

Tier I common equity ( to risk-weighted assets)	353,330	13.30	4.50	7.00	6.50

Tier I capital ( to average assets)	353,330	9.34	4.00	4.00	5.00

Total risk-weighted assets	2,656,901

Total average assets	3,845,219

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

17. Subsequent events

On October 25, 2024, the Board of Directors approved a resolution to sell the building at 150 North Washington Avenue, Scranton PA, in which the Company’s current corporate headquarters are located, and to enter into a commercial lease agreement with the buyer to occupy certain pre-defined floors.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: macroeconomic trends; the effects of any recession in the United States; the impact on financial markets from geopolitical conflicts such as the military conflict between Russia and Ukraine and the conflict in Israel; risks associated with business combinations, including, the possibility that we may be unable to achieve expected synergies and operating efficiencies of the FNCB merger within the expected timeframes or at all; the possibility that we may be unable to successfully integrate operations of FNCB , or that the integration may be more difficult, time consuming or costly than expected; the FNCB merger may divert management's attention from ongoing business operations and opportunities; effects of the FNCB merger on our ability to retain customers and retain and hire key personnel and maintain relationships with our vendors, and on our operating results and business generally; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; adverse developments in the financial industry generally, responsive measures to mitigate and manage such developments, related supervisory and regulatory actions and costs, and related impacts on customer and client behavior; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, in Part II, Item 1A of this report and in reports we file with the Securities and Exchange Commission from time to time.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Business Overview:

On the Acquisition Date, the Company completed the acquisition of FNCB in accordance with the Merger Agreement, by and among the Company and FNCB. Pursuant to the Merger Agreement, on the Acquisition Date, FNCB merged with and into Peoples, with Peoples continuing as the surviving corporation, and immediately following the merger, FNCB Bank merged with and into Peoples Bank, with Peoples Bank as the surviving bank. The primary reasons for the merger included: expansion of the branch network and commanding market share positions in northeastern Pennsylvania; attractive low-cost funding base; strong cultural alignment and a deep commitment to shareholders, customers, employees, and communities served by Peoples and FNCB; meaningful value creation to shareholders; increased trading liquidity; and increased dividends for People’s shareholders.

In connection with the completion of the merger, former FNCB shareholders received 0.1460 shares of the Company’s common stock per share of FNCB common stock. The value of the total transaction consideration was approximately $133.7 million. The consideration included the issuance of 2,935,456 shares of the Company’s common stock, valued at $45.54 per share, which was the closing price of the Company’s common stock on June 28, 2024, the last trading day prior to the consummation of the merger. Also included in the total consideration was cash in lieu of any fractional shares, which was effectively settled upon closing.

The acquisition of FNCB was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The excess consideration paid over the fair value of the net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition. The $13.6 million of goodwill created from the merger is not amortizable or deductible for tax purposes. The amount of goodwill represents an asset attributed to the future benefits arising from other assets acquired in a business combination. Future benefits consist largely of the synergies and economies of scale expected from combining the operations of FNCB and Peoples. Peoples does not currently provide segment reporting for GAAP, therefore the goodwill will be assigned to the whole operating company. The Company will continue to keep the measurement of goodwill open for any additional adjustments to the fair value of certain accounts, for example loans, that may arise during the Company’s final review procedures of any updated information. If considered necessary, any subsequent adjustments to the fair value of assets acquired and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first twelve months following the Acquisition Date.

Critical Accounting Policies:

Disclosure of our significant accounting policies is included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Business Combinations:

Assets acquired and liabilities assumed in business combinations are measured at fair value as of the Acquisition Date. In many cases, determining the fair value of the assets acquired and liabilities assumed requires the Company to estimate the timing and amount of cash flows expected to result from these assets and liabilities and to discount these cash flows at appropriate rates of interest, which require the utilization of significant estimates and judgment in accounting for the acquisition.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Goodwill and Other Intangible Assets:

The Company has goodwill with a net carrying value of $77.0 million and $63.4 million at September 30, 2024 and December 31, 2023, respectively. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At September 30, 2024, we performed a qualitative evaluation, which involves determining whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

Core deposit intangibles are amortized on an accelerated basis using an estimated life of ten years. The core deposit intangibles are evaluated annually for impairment in accordance with GAAP. An impairment loss will be recognized if the carrying amount of the intangible asset is not fully recoverable and exceeds fair value. The carrying amount of the intangible asset is not considered fully recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

We believe that the fair values of our intangible assets were in excess of their carrying amounts and therefore there was no impairment of intangible assets at September 30, 2024.

Review of Financial Position:

Total assets increased $1.6 billion or 57.8% annualized from December 31, 2023, to $5.4 billion at September 30, 2024. The increase in assets during the nine months was primarily due to the merger with FNCB. FNCB contributed, after fair value purchase accounting adjustments, approximately $1.8 billion in total assets, $1.2 billion in loans, and $1.4 billion in deposits at July 1, 2024. Total loans increased $1.2 billion since December 31, 2023 and totaled $4.1 billion at September 30, 2024. Investments increased $162.4 million. Federal funds sold balances increased $33.4 million to $178.1 million at September 30, 2024 compared to a balance of $144.7 million at December 31, 2023.

Deposits increased $1.4 billion to $4.6 billion at September 30, 2024 from $3.3 billion at December 31, 2023. Interest-bearing deposits increased $1.3 billion to $3.9 billion compared to $2.6 billion at December 31, 2023. Noninterest-bearing deposits increased $72.9 million to $717.6 million from $644.7 million as of December 31, 2023.

Total short-term borrowings at September 30, 2024 were $37.3 million, an increase of $19.8 million from $17.6 million at December 31, 2023. Long term debt increased $86.5 million to $111.5 million from $25.0 million at December 31, 2023 and subordinated debentures increased $8.0 million to $41.0 million from $33.0 million at December 31, 2023. Total stockholders’ equity increased $134.6 million from $340.4 million at year-end 2023 to $475.1 million at September 30, 2024 due to the merger with FNCB as well as a decrease to accumulated other comprehensive loss resulting from a reduction in the unrealized loss on available for sale investment securities, partially offset by dividends.

The unrealized losses on the held to maturity portfolio totaled $10.8 million and $13.2 million at September 30, 2024 and December 31, 2023, respectively. For the nine months ended September 30, 2024, total assets averaged $4.2 billion, and increased $539.2 million from the same period of 2023.

Investment Portfolio:

The majority of the investment portfolio is classified as available for sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available for sale totaled $562.5 million at September 30, 2024, an increase of $163.6 million, or 41.0% from $398.9 million at December 31, 2023. The increase was primarily due to the addition of $177.9 million to

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

the portfolio as a result of the merger with FNCB, as well as an increase in fair value due to market value adjustments, partially offset by maturities and principal payments.

Investment securities held to maturity, which consisted of 86.0% of mortgage-backed securities issued or guaranteed by U.S. Government agency and U.S. Government-sponsored entities, totaled $79.9 million at September 30, 2024, a decrease of $5.0 million, or 5.0% from $84.9 million at December 31, 2023. The decrease was primarily due to principal payments. Held to maturity securities had a market value of $69.0 million at September 30, 2024 compared to $71.7 million at December 31, 2023.

As a result of the merger with FNCB, the Company added $3.8 million in equity investments, consisting primarily of publicly traded bank holding companies, which are carried at fair value. Equity investments totaled $3.9 million at September 30,2024 compared to $98 thousand at December 31,2023.

For the nine months ended September 30, 2024, the investment portfolio averaged $588.7 million, an increase of $22.2 million or 3.9% compared to $566.5 million for the same period last year. Average tax-exempt municipal bonds have decreased $4.5 million or 4.9% to $87.6 million for the nine months ended September 30, 2024 from $92.1 million during the comparable period of 2023, and taxable investments have increased $26.7 million, or 5.6% to $501.1 million from an average of $474.4 million for the nine months ended September 30, 2023. The fully tax equivalent (“FTE”) yield on the investment portfolio, a non-GAAP measure, increased 56 basis points to 2.33% for the nine months ended September 30, 2024, from 1.77% for the comparable period of 2023 due to the additional investments from the FNCB merger which were accounted for at fair value based on current market rates.

Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the Accumulated Other Comprehensive Loss component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $30.3 million net of a deferred income tax benefit of $8.5 million at September 30, 2024, and net unrealized losses of $40.3 million, net of deferred income tax benefit of $11.3 million, at December 31, 2023.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Total loans increased $1.2 billion or 57.2% annualized since December 31, 2023 and totaled $4.1 billion at September 30, 2024. The loan growth in each of our loan categories was due primarily to increases in our overall portfolio resulting from the merger with FNCB, along with organic increases in our commercial and industrial loan portfolio.

Commercial and industrial loans increased $346.4 million to $890.1 million at September 30, 2024 compared to $543.7 million at December 31, 2023.

Commercial real estate loans increased $446.5 million to $2.3 billion at September 30, 2024 compared to $1.9 billion at December 31, 2023.

Consumer loans increased $63.7 million to $146.0 million at September 30, 2024 compared to $82.3 million at December 31, 2023.

Residential real estate loans increased $189.8 million to $550.6 million at September 30, 2024 compared to $360.8 million at December 31, 2023.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The Company also added an equipment financing portfolio as a result of the FNCB merger. The portfolio totaled $173.5 million at September 30, 2024.

For the nine months ended September 30, 2024, total loans averaged $3.3 billion, an increase of $443.3 million or 15.7% compared to $2.8 billion for the same period of 2023. The FTE yield on the entire loan portfolio was 5.50% for the nine months ended September 30, 2024, a 73 basis point increase from the comparable period last year. The increase in yield was primarily due to the effective interest rates on the loans acquired in the FNCB merger.

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

Unused commitments at September 30, 2024, totaled $791.5 million, consisting of $729.6 million in unfunded commitments of existing loan facilities and $61.9 million in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and, therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2023 totaled $587.6 million, consisting of $525.4 million in unfunded commitments of existing loans and $62.2 million in standby letters of credit.

Asset Quality:

Distribution of nonperforming assets

(Dollars in thousands, except percents)	September 30, 2024	December 31, 2023
Nonaccrual loans	$20,949	$3,962
Accruing loans past due 90 days or more:	569	986
Total nonperforming loans	21,518	4,948
Foreclosed assets	27
Total nonperforming assets	$21,545	$4,948
Total loans held for investment	$4,069,683	$2,849,897
Allowance for credit losses	39,341	21,895
Allowance for credit losses as a percentage of loans held for investment	0.97%	0.77%
Allowance for credit losses as a percentage of nonaccrual loans	187.79%	552.62%
Nonaccrual loans as a percentage of loans held for investment	0.51%	0.14%
Nonperforming loans as a percentage of loans, net	0.53%	0.17%
Nonperforming assets as a percentage of total assets	0.40%	0.13%

Nonperforming assets increased by $16.6 million during the first nine months of 2024 and included $7.6 million of loans acquired from the FNCB merger. Nonperforming assets totaled $21.5 million or 0.40% of total assets at September 30, 2024, an increase from $4.9 million or 0.13% of total assets at December 31, 2023.

Loans on nonaccrual status increased $17.0 million to $20.9 million at September 30, 2024 from $4.0 million at December 31, 2023. Nonaccrual loans acquired in the FNCB merger equaled $7.6 million at September 30, 2024 and included a $4.1 million relationship with a non-profit that has ceased operations. Nonaccrual loans increased due to placing a $2.6 million collateral dependent real estate loan on nonaccrual as the primary source of repayment is in doubt and there are limited secondary sources of repayment. Potential loss is mitigated as the loan carries a 70 percent guarantee of a government agency for a significant amount of the outstanding balance. In addition, a $1.7 million

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

commercial relationship was placed on non-accrual in the current period due to the business closing, and a $3.6 million real estate relationship was also placed on nonaccrual due to ownership concerns. There was one foreclosed property at September 30, 2024 in the amount of $27 thousand. There were no foreclosed properties at December 31, 2023.

Generally we pursue a goal of maintaining a high loan-to-deposit ratio in order to drive profitability. However, this objective is superseded by our goal of maintaining strong asset quality. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit.

The allowance for credit losses equaled $39.3 million or 0.97% of loans, net at September 30, 2024 compared to $21.9 million or 0.77% of loans, net, at December 31, 2023. The increase was due primarily to the establishment of an allowance for non-PCD loans of $14.3 million subsequent to the FNCB merger. Loans charged-off, net of recoveries, for the nine months ended September 30, 2024, equaled $158 thousand and less than 0.01% of average loans, compared to $76 thousand and less than 0.01% of average loans for the comparable period last year.

Deposits:

We attract the majority of our deposits from within our market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs.

For the nine months ended September 30, 2024, total deposits increased $1.3 billion or 55.4% annualized to $4.6 billion from $3.3 billion at December 31, 2023.  Noninterest-bearing deposits increased $72.9 million, or 15.1% annualized and interest-bearing deposits increased $1.3 billion, or 65.2% annualized during the nine months ended September 30, 2024. The increase in deposits was primarily due to the deposits assumed in the FNCB merger.

Interest-bearing checking, NOW, and money market accounts increased $879.3 million to $2.5 billion at September 30, 2024 from $1.6 billion at December 31, 2023. Savings accounts increased $80.4 million to $509.4 million as of September 30, 2024 from $429.0 million at December 31, 2023. Time deposits less than $250 thousand increased $319.4 million to $824.8 million at September 30, 2024, from $505.4 million at December 31, 2023.  Time deposits $250 thousand or more increased $6.9 million to $128.1 million at September 30, 2024 from $121.3 million at year end 2023. The increases were primarily the result of the merger with FNCB, together with seasonal inflows.

The deposit base consisted of 38.6% retail accounts, 33.3% commercial accounts, 19.7% municipal relationships and 8.4% brokered deposits at September 30, 2024. At September 30, 2024, total estimated uninsured deposits were approximately $1.6 billion, or 33.8% of total deposits; as compared to approximately $883.5 million, or 26.9% of total deposits at December 31, 2023. Included in the uninsured total at September 30, 2024 is $372.5 million of municipal deposits collateralized by letters of credit issued by the FHLB and pledged investment securities, and $2.6 million of affiliate company deposits. We also offer customers access to IntraFi's CDARS and ICS programs through which their deposits may be allocated separate FDIC-insured institutions, while they are able to maintain their relationship with our bank.

For the nine months ended September 30, interest-bearing deposits averaged $3.0 billion in 2024 compared to $2.5 billion in 2023, an increase of $495.2 million or 20.0%. The cost of interest-bearing deposits was 2.85% in 2024 compared to 2.15% for the same period last year. The overall cost of interest bearing liabilities, including the cost of borrowed funds was 2.94% for the nine months ended September 30, 2024 and 2.26% for the same period in 2023. The higher costs are due primarily to increases in interest rates paid in order to attract and retain current balances.

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

Overall, total borrowings were $189.9 million at September 30, 2024, which included short-term borrowings, long-term debt, other borrowings and subordinated debt, compared to $75.6 million at December 31, 2023, an increase of $114.3 million.  At September 30, 2024, other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $12.4 million compared to $17.6 million at December 31, 2023. Lower market interest rates resulted in reduced exposure, and in a decrease to pledged cash collateral.  Short term, long term and subordinated debt all include increases primarily due to the FNCB merger. Long-term debt was $111.5 million at September 30, 2024 compared with $25.0 million at year end 2023. Long term debt is comprised of $25.0 million from the Federal Reserve’s BTFP program, and the remaining with the Federal Home Loan Bank of Pittsburgh. Junior subordinated debt, which was acquired as part of the FNCB merger, totaled $8.0 million at September 30, 2024. Subordinated debt outstanding was unchanged at $33.0 million at September 30, 2024 and December 31, 2023.

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

The FOMC has begun decreasing the federal funds rate in part due to lower inflation.  Since September 2024, the FOMC has decreased the federal funds target rate by 75 basis points. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.14% at September 30, 2024, an increase from 0.73% at December 31, 2023. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. The overall focus of ALCO is to maintain a well-balanced interest rate risk position in order to safeguard future earnings. The current position at September 30, 2024, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Simulation model results at September 30, 2024, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2024 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in September to review our IRR profile, capital adequacy and liquidity. At September 30, 2024, the Company’s cash and due from banks balances were $97.1 million. Our maximum borrowing capacity with the FHLB as of September 30, 2024 was $1.4 billion, of which $477.6 million was outstanding in the form of borrowings and irrevocable standby letters of credit, and the remaining $968.7 is available. Additionally, the Company maintains $569.8 million of availability at the Federal Reserve Bank’s Discount Window, through the pledging of securities and through a borrower-in-custody of collateral arrangement, which enables us to pledge certain loans not being used as collateral elsewhere. Of this amount, $25.0 million was outstanding in borrowings associated with the Bank Term Funding Program. Additional sources of credit with corresponding banks total $18.0 million, none of which is currently utilized. The Company also maintains an available for sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as an additional source of liquidity and capital. At September 30, 2024, the Company’s available for sale investment securities portfolio totaled $562.5 million, $298.5 million of which were unencumbered. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2024. Our noncore funds at September 30, 2024, were comprised of time deposits in denominations of $100 thousand or more, brokered deposits and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2024, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 11.8%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 1.9%. Comparatively, our overall noncore dependence ratio at year-end 2023 was 12.1% and our net short-term noncore funding dependence ratio was 4.7%, indicating that our reliance on noncore funds has decreased overall as a result of increases to our longer term assets such as loans and investments and an increase in our federal funds balances, primarily due to in part to the FNCB merger.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $98.1 million during the nine months ended September 30, 2024. Cash and cash equivalents increased $216.7 million for the same period last year. For the nine months ended September 30, 2024, net cash outflows of $200.1 million, from financing activities, were offset by $267.6 million received in investing activities and $30.6 million received in operating activities. For the same period of 2023, net cash inflows of $24.3 million from operating activities and $240.4 million from financing activities were partially offset by net cash outflows of $48.1 million from investing activities.

Operating activities received net cash of $30.6 million for the nine months ended September 30, 2024, and provided $24.3 million for the corresponding nine months of 2023. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for credit losses, is the primary source of funds from operations.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Investing activities primarily include transactions related to the FNCB merger, lending activities, and investment portfolio. Investing activities provided net cash of $267.6 million for the nine months ended September 30, 2024, compared to using net cash of $48.1 million for the same period of 2023. Proceeds from the sale of a portion of the investments acquired in the FNCB merger was the primary factor causing the net inflow, as well as $28.8 million in cash received in the FNCB merger.

Financing activities used net cash of $200.1 million for the nine months ended September 30, 2024, and provided net cash of $240.4 million for the corresponding nine months of 2023. In 2024, deposit outflows, and payments of borrowings were the largest source of the net cash outflow. The year ago period included new long-term borrowings and the addition of brokered deposits to build our cash position. While a portion of the outflow is seasonal, we continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. We believe that our current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $475.1 million or $47.53 per share at September 30, 2024, compared to $340.4 million or $48.35 per share at December 31, 2023. Stockholders’ equity increased during the nine month period ended September 30, 2024 primarily due to the FNCB merger, earnings, and a decrease in other comprehensive loss due to changes in market values of available for sale securities, offset by a dividend payout of $11.9 million.

Dividends declared equaled $1.44 per share for the nine months ended September 30, 2024 and $1.23 per share for the same period of 2023. The Company has paid cash dividends since its formation as a bank holding company in 1986. The Company’s board of directors declared on October 25, 2024 a fourth quarter dividend of $0.6175 per share payable on December 13, 2024 to shareholders of record as of November 29, 2024. The increase to the quarterly cash dividend, which began in the third quarter of 2024, was contemplated as part of the Merger Agreement between the Company and FNCB. It is the present intention of the Company’s board of directors to continue this dividend payment policy.  Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the board of directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At September 30, 2024, Peoples Bank’s Tier 1 capital to total average assets was 8.23% as compared to 9.34% at December 31, 2023. Peoples Bank’s Tier 1 capital to risk weighted asset ratio was 10.68% and the total capital to risk weighted asset ratio was 11.68% at September 30, 2024. These ratios were 13.30% and 14.12% at December 31, 2023. Peoples Bank’s common equity Tier 1 to risk weighted asset ratio was 10.68% at September 30, 2024 compared to 13.30% at December

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

31, 2023. Peoples Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at September 30, 2024.

Review of Financial Performance:

The Company’s financial results for any periods ended prior to July 1, 2024 reflect Peoples results only on a stand alone basis, prior to the merger with FNCB. As a result of this factor and the below listed adjustments related to the FNCB merger, the Company’s financial results for the third quarter of 2024 may not be directly comparable to prior reported periods. The following schedule highlights specific merger related activity for the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Severance expenses	$187	$187
System termination and integration fees	8,375	8,551
Financial advisory fees	582	1,173
Legal and professional fees	87	772
Other merger related expenses	422	527
Total	$9,653	$11,210

Peoples reported a net loss of $4.3 million or ($0.43) per diluted share for the three months ended September 30, 2024, a decline of $11.1 million when compared to net income of $6.7 million or $0.95 per share for the comparable period of 2023. Quarterly net income included higher net interest income of $18.0 million due primarily to increases in the volume of earning assets due to the FNCB merger and the $3.7 million net accretion impact of purchase accounting marks on loans, deposits and borrowings acquired and assumed in the FNCB merger. The higher net interest income increased the net interest margin to 3.26% in the current period. Noninterest income was $5.7 million, up from $3.6 million in the year ago period. Noninterest expenses increased by $18.4 million, which included merger related expenses of $9.7 million, and higher overall expenses due to the FNCB merger. Provision for income tax decreased by $2.0 million on lower earnings.

Peoples reported net income of $2.4 million, or $0.30 per diluted share for the nine months ended September 30, 2024, a decrease of 89.9% when compared to $23.8 million, or $3.31 per diluted share for the comparable period of 2023. The decrease in earnings in the nine months ended September 30, 2024 is a result of a higher provision for credit loss of $16.9 million which included a $14.3 million provision for non-PCD loans acquired in the FNCB merger, higher merger related expenses of $10.2 million and higher overall expenses due to the FNCB merger, partially offset by higher net interest income of $11.0 million and higher noninterest income of $1.7 million primarily due to the FNCB merger.

Return on average assets (“ROA”) measures our net income in relation to total assets. Our annualized ROA was (0.33)% for the third quarter of 2024 compared to 0.72% for the same period of 2023. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our annualized ROE was (3.58)% for the third quarter of 2024 compared to 8.05% for the comparable period in 2023. The declines in our annualized ROA and ROE were due primarily to a lower level of net income resulting from non-recurring charges related to the FNCB merger.

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

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three and nine months ended September 30, 2024 and 2023:

(Dollars in thousands)
Three Months Ended September 30,	2024	2023
Interest income (GAAP)	$68,284	$38,765
Adjustment to FTE	720	475
Interest income adjusted to FTE (non-GAAP)	69,004	39,240
Interest expense	29,040	17,488
Net interest income adjusted to FTE (non-GAAP)	$39,964	$21,752

(Dollars in thousands)
Nine Months Ended September 30,	2024	2023
Interest income (GAAP)	$145,657	$109,779
Adjustment to FTE	1,666	1,440
Interest income adjusted to FTE (non-GAAP)	147,323	111,219
Interest expense	68,179	43,294
Net interest income adjusted to FTE (non-GAAP)	$79,144	$67,925

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and nine months ended September 30, 2024 and 2023:

(Dollars in thousands, except percents)
Three Months Ended September 30,	2024	2023
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$35,502	$17,054
Less: amortization of intangible assets expense	1,665	29
Less: acquisition related expenses	9,653	869
Noninterest expense adjusted (non-GAAP)	24,184	16,156

Net interest income (GAAP)	39,244	21,277
Plus: taxable equivalent adjustment	720	475
Noninterest income (GAAP)	5,722	3,692
Less: net gains on equity securities	175
Net interest income (FTE) plus noninterest income (non-GAAP)	$45,511	$25,444

Efficiency ratio (non-GAAP)	53.1%	63.5%

(Dollars in thousands, except percents)
Nine Months Ended September 30,	2024	2023
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$71,728	$50,222
Less: amortization of intangible assets expense	1,665	86
Less: acquisition related expenses	11,210	990
Noninterest expense adjusted (non-GAAP)	58,853	49,146

Net interest income (GAAP)	77,478	66,485
Plus: taxable equivalent adjustment	1,666	1,440
Noninterest income (GAAP)	12,665	10,918
Less: net gains (losses) on equity securities	155	(17)
Less: gains on sale of available for sale securities	1	81
Net interest income (FTE) plus noninterest income (non-GAAP)	$91,653	$78,779
Efficiency ratio (non-GAAP)	64.2%	62.4%

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

For the three and nine months ended September 30, 2024, the average balances include $1.2 billion in loans, $177.0 million of investments, $1.4 billion in deposits, $226.3 million in borrowings, and $8.0 million in junior subordinated debt acquired in the FNCB merger. For the three months ended September 30, FTE net interest income, a non-GAAP measure, increased $18.2 million to $40.0 million in 2024 from $21.8 million in 2023. The net interest spread increased to 2.74% for the three months ended September 30, 2024 from 1.79% for the three months ended September 30, 2023 as the earning asset yield increased 123 basis points while the average rate paid on interest-bearing liabilities increased 28 basis points. The FTE net interest margin increased to 3.26% for the third quarter of 2024 from 2.44% for the comparable period of 2023. The increase in tax-equivalent net interest margin from the year ago period was primarily from a higher volume of earning assets and the net accretion impact of purchase accounting marks on loans, deposits and borrowings acquired and assumed in the FNCB merger, which totaled $3.7 million of net interest income, and represented 30 basis points of tax-equivalent net interest margin.

For the three months ended September 30, FTE interest income on earning assets, a non-GAAP measure, increased $29.8 million to $69.0 million in 2024 as compared to $39.2 million in 2023. The overall yield on earning assets, on a FTE basis, increased 123 basis points for the three months ended September 30, 2024 to 5.63% as compared to 4.40% for the three months ended September 30, 2023. The increase to FTE interest income is due to the increase in rates for newly acquired assets, and an increase in our earning asset base, including those acquired from the FNCB merger and rising rate indices. The overall yield earned on investments increased 127 basis points in the third quarter of 2024 to 3.02% from 1.75% for the third quarter of 2023 primarily as a result of a restructured portfolio mix and acquiring the investment portfolio at fair value based on current market rates. Average investment balances were $158.1 million higher when comparing the current and year ago quarter. The yield on loans increased 124 basis points in the third quarter of 2024 to 6.09% from 4.85% for the third quarter of 2023 as a result of loans acquired in the FNCB merger, new loans originated at higher portfolio rates, floating and adjustable loans repricing higher, and the net accretion of the loan marks from the impact of purchase accounting which benefited the yield by 46 basis points. Average loan balances were $1.2 billion higher when compared to the same quarter in 2023. Average federal funds sold decreased $42.4 million to $92.1 million for the three months ended September 30, 2024 and yielded 5.26%, as compared to $134.6 million and a yield of 5.52% in the year ago period. We expect asset yields to stabilize as floating rate assets repricing downward

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

from the FOMC action to cut rates 50 basis points in September will be offset by new loan originations booked at higher portfolio rates and lower yielding adjustable rate assets repricing higher than current stated rates.

Total interest expense increased $11.5 million to $29.0 million for the three months ended September 30, 2024 from $17.5 million for the three months ended September 30, 2023. The total cost of funds increased 28 basis points for the three months ended September 30, 2024 to 2.89% as compared to 2.61% in the year ago period. The increase in costs was due to an increase to the average balance of higher priced brokered certificate of deposits, higher rates paid on both interest-bearing deposits and short term borrowings, combined with higher average balances in the current period. The impact of amortizing the marks due to purchase accounting on the time deposits, borrowings and junior subordinated debt added 10 basis points to the funding costs. Average rates paid on deposits increased as the result of higher market rates and local competition for deposits. We expect increased competition for funding to continue to impact costs during the remaining months of 2024.

Net interest income changes due to rate and volume for the nine months ended September 30

	2024 vs 2023
	Increase (decrease)
	attributable to
(Dollars in thousands)	Total	Rate	Volume
Interest income:
Loans:
Taxable	$32,576	$15,476	$17,100
Tax-exempt	1,153	720	433
Investments:
Taxable	2,643	2,287	356
Tax-exempt	(73)	(3)	(70)
Interest-bearing deposits	195	12	183
Federal funds sold	(390)	45	(435)
Total interest income	36,104	18,537	17,567
Interest expense:
Money market accounts	6,657	4,252	2,405
NOW accounts	5,464	2,203	3,261
Savings accounts	3,248	3,341	(93)
Time deposits less than $100	8,798	3,917	4,881
Time deposits $100 or more	(756)	(2,543)	1,787
Short-term borrowings	(144)	169	(313)
Long-term debt	1,359	60	1,299
Subordinated debt
Junior subordinated debt	260		260
Total interest expense	24,886	11,399	13,487
FTE net interest income changes (Non-GAAP)	$11,218	$7,138	$4,080

FTE net interest income, a non-GAAP measure, was $79.1 million in the nine months ended September 30, 2024 and $67.9 million in the comparable period last year. There was both a positive volume and rate variance. The growth in average interest-bearing assets exceeded that of the growth in earning liabilities, and resulted in higher FTE net interest income, a non-GAAP measure, of $4.1 million. A rate variance resulted in an increase in net interest income of $7.1 million.

Average earning assets increased $459.5 million to $3.9 billion for the nine months ended September 30, 2024 and accounted for a $17.6 million increase in interest income. Average taxable loans increased $426.1 million, which caused interest income to increase $17.1 million. Average tax-exempt loans increased $17.1 million which caused interest

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

income to increase $0.4 million. Average taxable investments increased $26.7 million comparing 2024 and 2023, which resulted in increased interest income of $0.4 million while average tax-exempt investments decreased $4.5 million, which resulted in a decrease to interest income of $70 thousand. Average interest bearing deposits with banks increased $4.5 million which resulted in an increase of $0.2 million to interest income. Average federal funds sold decreased $10.5 million for the nine months ended September 30, 2024 which resulted in a decrease of $0.4 million to interest income.

Average interest-bearing liabilities rose $527.7 million to $3.1 billion for the nine months ended September 30, 2024 from $2.6 billion for the nine months ended September 30, 2023 resulting in a net increase in interest expense of $13.5 million. Interest-bearing deposit accounts, including money market, NOW and savings accounts increased $271.5 million which resulted in a total increase in interest expense of $5.6 million. In addition, large denomination time deposits averaged $76.3 million more in the current period and caused interest expense to increase $1.8 million. An increase of $147.4 million in average time deposits less than $100 thousand which included higher priced callable brokered CDs, resulted in an increase to interest expense of $4.9 million. Short-term borrowings averaged $6.8 million lower and decreased interest expense $0.3 million while long-term borrowing increased $36.6 million and resulted in an increase to interest expense of $1.3 million.

For the nine months ended September 30, 2024, a favorable rate variance occurred, as the FTE yield on earning assets increased 72 basis points while there was a 68 basis point increase in the cost of funds. As a result, FTE net interest income increased $7.1 million comparing the nine months ended September 30, 2024 and 2023. The FTE yield on earning assets was 5.01% in the 2024 period compared to 4.29% in 2023 resulting in an increase in interest income of $18.5 million. The yield on the taxable investment portfolio increased 62 basis points to 2.30% during the nine months ended September 30, 2024 from 1.68% in the year ago period, resulting in an increase of $2.3 million in interest income. The yield on the tax exempt investment portfolio remained flat at 2.22% during the nine months ended September 30, 2024 and in the year ago period. The FTE yield on the loan portfolio increased 73 basis points to 5.50% in 2024 from 4.77% in 2023 and resulted in an increase to interest income of $16.2 million.

The yield on interest bearing deposits increased 70 basis points to 2.85% from 2.15% in the year ago period resulting in an increase in interest expense of $11.2 million. The yield on long term borrowings increased 43 basis points to 4.67% from 4.33% in the year ago period but had a negligible effect to interest expense. The yield on short term borrowings increased 38 basis points to 5.31% from 4.93% in the year ago period and resulted in an increase to interest expense of $0.2 million.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Three months ended
	September 30, 2024			September 30, 2023
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$3,790,138	$59,411	6.24%	$2,627,700	$33,095	5.00%
Tax-exempt	278,496	2,910	4.16	226,628	1,786	3.13
Total loans	4,068,634	62,321	6.09	2,854,328	34,881	4.85
Investments:
Taxable	611,032	4,793	3.12	454,727	1,920	1.68
Tax-exempt	89,532	520	2.31	87,731	475	2.15
Total investments	700,564	5,313	3.02	542,458	2,395	1.75
Interest-bearing deposits	10,820	151	5.55	6,893	91	5.24
Federal funds sold	92,171	1,218	5.26	134,583	1,873	5.52
Total earning assets	4,872,189	69,003	5.63%	3,538,262	39,240	4.40%
Less: allowance for credit losses	37,535			23,691
Other assets	456,540			215,472
Total assets	$5,291,194	$69,003		$3,730,043	$39,240
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$906,842	$8,231	3.61%	$697,387	$5,945	3.38%
Interest-bearing demand and NOW accounts	1,414,228	6,888	1.94	800,978	4,335	2.15
Savings accounts	518,038	3,420	2.63	462,468	272	0.23
Time deposits less than $100	687,511	4,637	2.68	412,705	4,234	4.07
Time deposits $100 or more	275,786	3,222	4.65	208,153	1,695	3.23
Total interest-bearing deposits	3,802,405	26,398	2.76	2,581,691	16,481	2.53
Short-term borrowings	43,895	550	4.98	21,759	291	5.31
Long-term debt	111,804	1,389	4.94	25,000	273	4.33
Subordinated debt	33,000	443	5.34	33,000	443	5.33
Junior subordinated debt	8,000	260	12.93
Total borrowings	196,699	2,642	5.34	79,759	1,007	5.01
Total interest-bearing liabilities	3,999,104	29,040	2.89	2,661,450	17,488	2.61
Noninterest-bearing deposits	713,776			688,301
Other liabilities	96,177			47,788
Stockholders’ equity	482,137			332,504
Total liabilities and stockholders’ equity	$5,291,194			$3,730,043
Net interest income/spread		$39,963	2.74%		$21,752	1.79%
Net interest margin			3.26%			2.44%
Tax-equivalent adjustments:
Loans		$611			$375
Investments		109			100
Total adjustments		$720			$475

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Nine months ended
	September 30, 2024			September 30, 2023
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$3,022,988	$127,859	5.65%	$2,596,848	$95,283	4.91%
Tax-exempt	242,293	6,476	3.57	225,178	5,323	3.16
Total loans	3,265,281	134,335	5.50	2,822,026	100,606	4.77
Investments:
Taxable	501,100	8,620	2.30	474,425	5,977	1.68
Tax-exempt	87,612	1,459	2.22	92,111	1,532	2.22
Total investments	588,712	10,079	2.29	566,536	7,509	1.77
Interest-bearing deposits	9,541	385	5.39	5,004	190	5.08
Federal funds sold	61,635	2,524	5.47	72,098	2,914	5.40
Total interest-earning assets	3,925,169	147,323	5.01%	3,465,664	111,219	4.29%
Less: allowance for credit losses	27,660			24,711
Other assets	294,186			211,537
Total assets	$4,191,695	$147,323		$3,652,490	$111,219
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$792,391	$22,116	3.73%	$694,478	$15,459	2.98%
Interest-bearing demand and NOW accounts	977,722	16,125	2.20	768,277	10,661	1.86
Savings accounts	450,161	3,975	1.18	485,985	727	0.20
Time deposits less than $100	475,194	17,778	5.00	327,810	8,980	3.66
Time deposits $100 or more	271,765	3,222	1.58	195,450	3,978	2.72
Total interest-bearing deposits	2,967,233	63,216	2.85	2,472,000	39,805	2.15
Short-term borrowings	36,349	1,446	5.31	43,125	1,590	4.93
Long-term debt	54,147	1,928	4.76	17,576	569	4.33
Subordinated debt	33,000	1,330	5.38	33,000	1,330	5.39
Junior subordinated debt	2,692	260	12.90
Total borrowings	126,188	4,964	5.25	93,701	3,489	4.98
Total interest-bearing liabilities	3,093,421	68,180	2.94%	2,565,701	$43,294	2.26%
Noninterest-bearing deposits	650,446			714,779
Other liabilities	59,622			42,101
Stockholders’ equity	388,206			329,909
Total liabilities and stockholders’ equity	$4,191,695			$3,652,490
Net interest income/spread		$79,143	2.07%		$67,925	2.03%
Net interest margin (Non-GAAP)			2.69%			2.62%
Tax-equivalent adjustments:
Loans		$1,360			$1,118
Investments		306			322
Total adjustments		$1,666			$1,440

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Credit Losses:

Effective January 1, 2023 the Company transitioned to ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), commonly referred to as CECL. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2024.

For the three months ended September 30, 2024, $14.5 million was recorded to the provision for credit losses compared to a credit of $0.2 million in the year ago period. The current period provision included a non-recurring provision of $14.3 million for FNCB non-PCD loans. Excluding the impact of the FNCB merger, the provision for credit losses for the three months ended September 30, 2024 was $0.2 million.

For the nine months ended September 30, 2024, a provision for credit losses of $15.8 million was recorded and included a $14.3 million initial provision for non-PCD loans acquired in the FNCB merger. The provision in the prior nine month period included a credit of $0.9 million which was attributed to various factors, including updated economic assumptions as well as changes in qualitative factors, portfolio composition and asset quality.

Noninterest Income:

Noninterest income for the three months ended September 30, 2024 and 2023 was $5.7 million and $3.7 million, respectively. The increase was primarily due to the FNCB merger and consisted of higher levels of service charges, fees, commissions and other income, wealth management fees and increased cash surrender value of life insurance. These increases were partially offset by lower interest rate swap revenue due to reduced origination volume.

Noninterest income was $12.7 million for the nine months ended September 30, 2024 and $10.9 million for the comparable period ended September 30, 2023. Services charges and fees increased $1.5 million, wealth management income increased $0.3 million and gains on equity securities increased $0.2 million while interest rate swap revenue decreased $0.5 million on lower loan origination volume and market value adjustments.

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

Noninterest expense increased $18.4 million to $35.5 million for the three months ended September 30, 2024, from $17.1 million for the same period a year ago. Acquisition related expenses, such as legal and consulting, and core system de-conversion fees and advisory fees totaled $9.7 million. Salaries and employee benefits were $4.4 million higher due to the addition of 195 full time equivalent employees. Occupancy and equipment expenses increased $2.1 million in the three months ended September 30, 2024 due to higher information technology (IT) expense and higher facilities costs from inflationary price pressure and the additional branches acquired in the FNCB merger.

Noninterest expense for the nine months ended September 30, 2024 was $71.7 million, an increase of $21.5 million or 42.8% from $50.2 million for the nine months ended September 30, 2023. The increase was due primarily to higher acquisition related expenses, and higher expenses due to additional full time equivalent employees and facilities due to

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

the FNCB merger. Salaries and employee benefits expenses increased $4.1 million compared to the year ago period due to additional employees related to the merger. Occupancy and equipment expenses were higher by $3.1 million in the nine months ended September 30, 2024 due to increased technology costs related to system integration and increased account and transaction volumes, and higher facilities costs. Acquisition related expenses totaled $11.2 million compared to $1.0 million a year ago.

Income Taxes:

We recorded an income tax benefit of $0.7 million or 13.2% of pre-tax loss, and a $1.3 million provision, or 16.5% of pre-tax income for the three ended September 30, 2024 and September 30, 2023 respectively. For the nine months ended September 30, 2024 we recorded a provision of $0.2 million, or 9.1% of pretax income compared to $4.5 million, or 16.1% of pretax income for the nine month period ended September 30, 2023. Lower income tax expense was due to lower pre-tax income for the three and nine months ended September 30, 2024.

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

A bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities. Interest rate risk is the risk of loss to future earnings due to changes in interest rates. The Asset Liability Management Committee (“ALCO”) is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk. Generally quarterly, ALCO reports on the status of liquidity and interest rate risk matters to the Company’s board of directors. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with the Company’s liquidity, capital adequacy, growth, risk and profitability goals and are within policy limits.

The Company utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 13 to the Audited Consolidated Financial Statements contained in Part II, Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2023 and Note 11 to the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report for additional information.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of September 30, 2024 and December 31, 2023, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Peoples Financial Services Corp.

Model results at September 30, 2024 indicated a higher starting level of net interest income (“NII”) compared to the July 31, 2024 model which included the larger earning asset base from the FNCB merger.  The current model results include the positive impact of purchase accounting resulting from the net accretion of the fair value marks.

Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments in the first twelve months of the simulation while a sustained falling rate and parallel downward shifting yield curve presents the greatest potential risk to NII over the long-term horizon.  A steeper yield curve mitigates a portion of the exposure to falling rates.  After the first eighteen months of the model simulation, the benefit to NII increases in a rising rate environment as a result of the higher assumed replacement rates on assets repricing while funding costs stabilize.  This position at September 30, 2024 is similar to our July, 31, 2024 model results.

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

The FOMC has begun decreasing the federal funds rate in part due to lower inflation.  Since September 2024, the FOMC has decreased the federal funds target rate by 75 basis points which has resulted in our floating rate loans repricing lower and negatively impacting NII.  Management commenced reducing deposit rates prior to the FOMC actions and expects to continue to reduce rates to mitigate the impact on interest income from the asset side of the balance sheet.  Management expects cash flow from the investment portfolio to reprice higher than current portfolio rates, adjustable rate loans to reprice higher than current portfolio rates and new loan originations be added at higher than current portfolio rates to mitigate the lower interest from the floating rate loans.  If we are unable to reduce our deposit costs as expected or we experience an outflow of deposits due to lower rates which could result in a shift to higher costing funding sources, expected levels of NII will be reduced.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at September 30, 2024, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	September 30, 2024
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(3.0)	(20.0)	26.1	(40.0)
+300	(2.3)	(20.0)	21.5	(30.0)
+200	(1.7)	(10.0)	15.7	(20.0)
+100	(0.1)	(10.0)	9.1	(10.0)
Static
-100	1.1	(10.0)	(13.1)	(10.0)
-200	0.8	(10.0)	(32.3)	(20.0)
-300	0.7	(20.0)	(55.4)	(30.0)
-400	0.8	(20.0)	(90.6)	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2024, would decrease 0.1% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

Peoples Financial Services Corp.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2024, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

Effective on July 1, 2024, Peoples completed its merger with FNCB. During the third quarter of 2024, management commenced an evaluation of the design and operating effectiveness of internal controls over financial reporting related to the FNCB acquired business. The evaluation of changes to processes, technology systems, and other components of internal control over financial reporting related to the FNCB acquired business is ongoing. Except for the changes made in connection with the merger, there were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the nine-months ended September 30, 2024 and through the date of this quarterly report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2024, we did not issue or sell any shares of our Common Stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

There were no repurchases of our common stock during the three months ended September 30, 2024.

Item 3. Defaults upon Senior Securities.

None.

Peoples Financial Services Corp.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or officers informed management of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Item Number	Description

2.1

Agreement and Plan of Merger, dated as of September 27, 2023, by and between Peoples Financial Services Corp. and FNCB Bancorp, Inc.* (incorporated by reference to Exhibit 2.1 to Peoples Financial Services Corp.’s Current Report on Form 8-K filed on September 27, 2023)

3.1*	Peoples Financial Services Corp. Second Amended and Restated Bylaws, as amended

4.1

Certain instruments relating to long-term debt of the registrant and its consolidated subsidiaries not being registered have been omitted in accordance with Item 601(b)(4)(iii) and (v) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1†

Employment Agreement, dated as of July 26, 2024 by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Gerard A. Champi (incorporated by reference to Exhibit 10.1 of Peoples’ Current Report on Form 8-K filed with the SEC on July 29, 2024).

10.2†

Employment Agreement between First National Community Bancorp, Inc., First National Community Bank and James M. Bone, Jr. (incorporated by reference to Exhibit 10.18 to FNCB’s Current Report on Form 8-K on October 2, 2015 (SEC File No. 000-53869))

10.3†

Amendment to Employment Agreement, dated September 27, 2023 by and among FNCB Bancorp, Inc., FNCB Bank and James M. Bone, Jr.(incorporated by reference to Exhibit 10.1 to FNCB’s Current Report on Form 8-K on September 27, 2023 (SEC File No. 001-38408))

10.4†	FNCB Bancorp, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to FNCB’s Registration Statement on Form S-8 on June 23, 2023 (SEC File No. 333-272878))

10.5†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.2 to FNCB’s Registration Statement on Form S-8 on January 24, 2014 (SEC File No. 333-193545))

10.6†

Peoples Security Bank and Trust Company (formerly First National Community Bank) Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10-8 to FNCB’s Form 10-K for the year ended December 31, 2022, as filed on March 10, 2023 (SEC File No. 001-38408))

10.7*†	Third Amendment to the Peoples Security Bank and Trust Company (formerly FNCB Bank) Supplemental Executive Retirement Plan dated June 26, 2024

Peoples Financial Services Corp.

10.8†	Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to FNCB’s Form 10-K for the year ended December 31, 2012, as filed on March 28, 2013 (SEC File No. 001-38408))

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a)

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).

32	CEO and CFO Certifications Pursuant to Section 1350.

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*The schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. Peoples Financial Services Corp. agrees to furnish a copy of such schedules and exhibits, or any section thereof, to the SEC upon request

*Filed herewith

†Management contract, compensatory plan or arrangement

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: November 14, 2024	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)