Form 10-K
period 2024-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2025-03-28
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36388

Peoples Financial Services Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2391852
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

102 East Drinker Street,

Dunmore, PA 18512

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2024 was $321,388,000.00 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 28, 2025 was 9,993,803.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2025 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Peoples Financial Services Corp.

Form 10-K

For the Year Ended December 31, 2024

-i-

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies and expectations of Peoples Financial Services Corp. and its subsidiaries (the “Company”) that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond our control). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: changes in interest rates, including their effect on our investment values; impairment charges relating to our investment portfolio; credit risks in connection with our lending activities; the economic health of our market area; our exposure to commercial and industrial, construction, commercial real estate, and equipment finance loans; our ability to maintain an adequate allowance for credit losses; access to liquidity; the strength of our customer deposit levels; unrealized losses; reliance on our subsidiaries; accounting procedures, policies and requirements; changes in the value of goodwill; future pension plan costs; our ability to retain key personnel; the strength of our disclosure controls and procedures; environmental liabilities; reliance on third-party vendors and service providers; competition from non-bank entities; the development and us of AI in business processes, services, and products; our ability to prevent, detect and respond to cybersecurity threats and incidents; a failure of information technology, whether due to a breach, cybersecurity incident, or ability to keep pace with growth and developments; our ability to comply with privacy and data protection requirements; changes in U.S. or regional economic conditions; our ability to compete effectively in our industry; the soundness of other financial institutions; adverse changes in laws and regulations; fiscal and monetary policies of the federal government and its agencies; a failure to meet minimum capital requirements; our ability to realize the anticipated benefits of our merger with FNCB Bancorp, Inc.; future acquisitions or a change in control; and our ability to pay dividends. Additional factors that may affect our results are discussed in Part I, Item 1A of this Annual report on Form 10-K.

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

General

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned direct and indirect subsidiaries, including Peoples Security Bank and Trust Company and 1st Equipment Finance, Inc.

Unless the context indicates otherwise, all references in this annual report to the “Peoples,” “Company,” “we,” “us” and “our” refer to Peoples Financial Services Corp. and its subsidiaries. Peoples Security Bank and Trust Company is sometimes referred to as “the Bank.”

The Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities (“Department of Banking”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s thirty-nine community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: products and services; operating processes; customer bases; delivery systems; and regulatory oversight. Accordingly, they are aggregated into a single operating segment.

Merger with FNCB Bancorp, Inc.

On July 1, 2024 (the “Acquisition Date”), the Company completed the acquisition of FNCB Bancorp, Inc., a Pennsylvania corporation (“FNCB”), in accordance with the definitive Agreement and Plan of Merger dated as of September 27, 2023 (the “Merger Agreement”), by and among the Company and FNCB. Pursuant to the Merger Agreement, on the Acquisition Date, FNCB merged with and into Peoples, with Peoples continuing as the surviving corporation, and immediately following the merger, FNCB Bank, a Pennsylvania-chartered bank (“FNCB Bank”), merged with and into Peoples Security Bank and Trust Company, with the Bank as the surviving institution (collectively, the “merger”). The primary reasons for the merger included: expansion of the branch network and commanding market share positions in northeastern Pennsylvania; attractive low-cost funding base; strong cultural alignment and a deep commitment to shareholders, customers, employees, and communities served by Peoples and FNCB; meaningful value creation to shareholders; increased trading liquidity; and increased dividends for People’s shareholders.

At the time of the merger, Peoples added $1.8 billion in assets, $421.9 million in investments, $1.2 billion in loans, $1.4 billion in deposits, $226.3 million in Federal Home Loan Bank (the “FHLB”) advances and $8.0 million in trust preferred debentures. The excess of the purchase price consideration over the fair value of net FNCB assets resulted in $12.6 million of goodwill.

In connection with the completion of the merger, former FNCB shareholders received 0.1460 shares of the Company’s common stock for each share of FNCB common stock. The value of the total transaction consideration was approximately $133.7 million. The consideration included the issuance of 2,935,456 shares of the Company’s common stock, valued at $45.54 per share, which was the closing price of the Company’s common stock on June 28, 2024, the last trading day prior to the consummation of the merger. Also included in the total consideration was cash in lieu of any fractional shares, which was effectively settled upon closing.

Market Area

Our principal market area consists of Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties in Pennsylvania, Middlesex County in New Jersey and Broome County in New York. In addition, parts of Bradford and Schuylkill Counties in Pennsylvania are also considered part of the market area. We maintain our headquarters in Dunmore, Lackawanna County.

Our legacy market stretched from Binghamton and the southern tier of New York down through Northeastern Pennsylvania. The Marcellus Shale formation located in the heart of our legacy market area has provided economic benefits to the communities served and as a result to us. Natural gas producers have invested billions of dollars in Pennsylvania in lease and land acquisition, new well drilling, infrastructure development and community partnerships.

In 2014, we launched a growth strategy that expanded our operations into the Greater Lehigh Valley, King of Prussia and the Greater Delaware Valley of southeastern Pennsylvania and suburban Philadelphia, and south central Pennsylvania that commenced with the opening of a community banking office in Bethlehem, Lehigh County in the Lehigh Valley market during the fourth quarter of 2014. During 2017, the Company added two additional branch offices, one in Allentown, Lehigh County and one in Bethlehem, Northampton County to continue its strategic expansion initiative into the Greater Lehigh Valley market. This market has a greater population than the legacy markets served, with the Allentown-Bethlehem-Easton metropolitan area being Pennsylvania’s third most populous.

In 2015, the Company entered the King of Prussia market, which includes parts of Bucks and Montgomery counties of Pennsylvania and suburban Philadelphia, with the establishment of a loan production office and a team of experienced lenders. During the fourth quarter of 2016, a retail branch office was established, replacing the loan production office, and staffed by personal bankers and our experienced lenders. Montgomery and Bucks counties are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing, schools and meat processing. In 2020, the bank expanded further into the Philadelphia metropolitan area by opening a branch office in Doylestown, Bucks County and recruiting an experienced lending team

In 2019, the Company entered the south central Pennsylvania market with the establishment of a full-service branch in Lebanon County. A team of experienced lenders in this market was recruited to serve the Lancaster, Lebanon, and Harrisburg market.

During the fourth quarter of 2021, the Company continued its growth strategy by opening branches in both Warrendale, Pennsylvania, serving the Greater Pittsburgh market, and Piscataway, New Jersey, serving the New Jersey market. Experienced lenders have been recruited to manage these new markets.

Human Capital Resource

Staffing. At December 31, 2024, we had 511 full-time employees and 27 part-time employees. Our employees are the keys to our success. We are committed to attracting, retaining and promoting top quality talent regardless of race, color, religion, sex, sexual orientation, gender identity, national origin, age, disability or genetic information. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace for our employees in which they are treated with dignity, decency and respect; that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.

Core values. We strive to meet our core values of People, Service, Better and Trust (“PSBT”).

●	PEOPLE | Working together for a common good by engaging our customers and communities.
●	SERVICE | Consistently deliver a safe, reliable and positive banking experience for our customers.
●	BETTER | A commitment to excellence in every interaction.
●	TRUST | Integrity, accountability, guidance and support form the foundation for every customer engagement.

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

Benefits. We are committed to offering a competitive total compensation package. We regularly compare compensation and benefits with peer companies and market data, making adjustments as needed to ensure compensation stays competitive. We also offer a wide array of benefits for our workforce and their families, including: Comprehensive medical, dental, and vision benefits, as well as group life insurance, accidental death and dismemberment insurance, voluntary life insurance, and short-term and long-term disability insurance for all eligible employees. We also offer additional benefits including:

●	Employee Assistance Program
●	401(k) Profit Sharing Plan
●	Paid time off (“PTO”), holidays, bank holidays and birthdays
●	Unpaid leave of absence
●	Internal training and online development courses
●	Tuition reimbursement for eligible associates

Products and Services

Our primary commercial loan products are targeted to small and medium sized businesses and include various types of commercial real estate loans (including multifamily); commercial and industrial loans; equipment financing; and municipal, non-profit tax free loans. Other lending products include retail products such as one-to-four family residential mortgages, home equity loans, consumer and auto loans. We fund our loans, primarily, by offering deposits to individuals; commercial business customers; municipalities, school districts and other non-profit organizations. Our deposit products include certificates of deposit, money market accounts, savings accounts and various demand deposit accounts.

We generate interest income from our loan and securities portfolios. Other income is generated primarily from merchant transaction fees and interchange income, trust and wealth management fees, fees generated from commercial loan interest rate swap transactions and service charges on deposit accounts. Our primary costs are interest paid on deposits and borrowings and general operating expenses. We provide a variety of commercial and retail banking services to business, non-profits, governmental, municipal agencies and professional customers, as well as retail customers, on a personalized basis. Our primary lending products are real estate, commercial and consumer loans. We also offer ATM access, debit and credit cards, online banking, active investment accounts, trust department services and other various lending, depository and related financial services. Our primary deposit products are savings and demand deposit accounts and certificates of deposit.

We are not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on our operations. In the ordinary course of our business, our operations and earnings are not materially affected by seasonal changes or by compliance with federal, state or local environmental laws or regulations.

Lending Activities

We provide a full range of commercial and retail lending products designed to meet the borrowing needs of small- and medium-sized businesses and consumers in our market areas. The majority of our loans are to customers located within our market area. We have no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board. Although we participate in loans originated by other banks, we have originated the majority of the loans in our portfolio.

Our commercial lending products include the following types of loans, among others: commercial real estate; working capital; equipment and other commercial needs; construction; Small Business Administration (“SBA”); and agricultural and mineral rights. Our retail lending products include the following types of loans, among others: residential real estate; automobiles; manufactured housing; personal and home equity. Peoples also offers specialized equipment financing alternatives including simple loans, direct finance leases and municipal leases to businesses within and outside our primary market area under its wholly owned subsidiary, 1st Equipment Finance, Inc. The terms offered on a loan vary depending primarily on the type of loan and credit-worthiness of the borrower.

Payment risk is a function of the economic climate in which our lending activities are conducted. Economic downturns in the economy generally or in a particular sector could cause cash flow problems for customers and make loan payments more difficult. We attempt to minimize this risk by not being exposed to loan concentrations of a single customer or a group of customers, the loss of any one or more of whom would have a materially adverse effect on our financial condition. One element of interest rate risk arises from our fixed rate loans in an environment of changing interest rates. We attempt to mitigate this risk by making adjustable-rate commercial loans and by limiting repricing terms to five years or less for customers requiring fixed rate loans. Additionally, we will execute interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that we execute with a third party, such that we minimize our net risk exposure resulting from such transactions. Our lending activity also exposes us to risks that any collateral we take as security is not adequate. We attempt to manage collateral risk by avoiding loan concentrations to particular borrowers, by perfecting liens on collateral and by obtaining appraisals on property prior to extending loans. We attempt to mitigate our exposure to these and other types of risks by stratifying authorization requirements by loan size and complexity.

We intend to continue to evaluate commercial real estate, commercial business and governmental lending opportunities, including small business lending. We continue to proactively monitor and manage existing credit relationships.

We have not engaged in sub-prime residential mortgage lending, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. We focus our lending efforts within our market area. For additional information about our lending activities see Item 7 – Management’s Discussion and Analysis of Financial Condition, Management’s Discussion and Analysis 2024 versus 2023, Loan Portfolio, in this Annual Report on Form 10-K.

Commercial Real Estate Loans. Commercial loans secured by real estate with adjustable and fixed rates comprise 57.4 percent of our loan portfolio. We originate a variety of commercial real estate loans generally for terms up to 25 years and repayments based on an amortization schedule of up to 25 years. These loans are typically based on either the Federal Home Loan Bank borrowing rate or our own pricing criteria and adjust every three, five, seven or ten years. Commercial real estate loans also are originated for the acquisition and development of land, including development for residential use. Conditions of acquisition and development loans originated generally limit the number of model homes and homes built on speculation, and draws are scheduled against executed agreements of sale. Commercial real estate loans for the acquisition and development of land are typically based upon the prime rate and secured overnight funding rate (“SOFR”). Commercial real estate loans for developed real estate and for real estate acquisition and development are originated generally with loan-to-value ratios up to 75 percent, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65 percent.

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentrations, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual consolidated financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we consider and review a cash flow analysis of the borrower and guarantor, when applicable, and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. An environmental report is obtained when there is a known possibility that hazardous materials may exist or have existed on the site, or the site may be or have been impacted by adjoining properties that handled hazardous materials.

Our multi-family commercial real estate loans are secured by projects that include five or more nonowner-occupied residential units. Our other commercial real estate loans are secured by nonresidential properties such as office buildings, industrial warehouse facilities, anchored and unanchored retail buildings, medical office buildings, healthcare facilities including nursing homes and assisted living facilities and other commercial facilities. At December 31, 2024, nearly all of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area.

Our largest commercial real estate relationship with an aggregate total exposure of approximately $35.4 million as of December 31, 2024, is with a residential land development and construction company whose projects include one-to-four family residential land development and construction, multi-family commercial real estate, one-to-four family rental properties, self-storage facilities and golf courses.  All of the underlying loans were performing in accordance with their terms as of December 31, 2024.

Multi-family residential and commercial real estate loans are offered with both adjustable and fixed interest rates. The terms of each multi-family residential and commercial real estate loan are negotiated on a case-by-case basis. We generally originate multi-family commercial and commercial real estate loans in amounts up to 75 percent of the appraised value of the property collateralizing the loan. At December 31, 2024, commercial real estate loans totaled $2.3 billion, or 57.4 percent of gross loans.

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

The following table provides the various loan sectors in our commercial real estate portfolio at December 31, 2024:

(Amounts in thousands, except percents)
Commercial Real Estate Loans by Segment	Outstanding	Outstanding
Multifamily (5+ Units)	$505,832	22.3%
Office	276,400	12.0
Industrial / Warehouse	252,839	11.0
Retail – Unanchored	232,650	10.1
1-4 Family Residential – Rental Property	166,147	7.2
Retail – Anchored	130,098	5.7
Unassigned	118,069	5.1
Other	96,504	4.2
Medical Office Building	67,684	3.0
Hospitality (Hotel / Motel)	66,786	2.9
Recreational	63,227	2.8
Gas Station / Convenience Store	48,456	2.1
Restaurant / Bar	42,284	1.8
Healthcare	38,343	1.7
Land – Unimproved	35,533	1.5
School / Campus Real Estate	30,053	1.3
Self-storage / Mini-warehouse	26,339	1.1
Student Housing	23,230	1.0
All other commercial real estate asset classes	73,639	3.2
Grand Total	$2,294,113	100.0%

Commercial Loans. Commercial business loans to professionals, sole proprietorships, small businesses and municipalities in our market area comprise 20.9 percent of our loan portfolio. We offer term loans for capital improvements, equipment acquisition and long-term working capital. These loans are typically priced at short term fixed rates or variable rates based on the prime rate. These loans are secured by business assets other than real estate, such as business equipment and inventory, and, generally, are backed by personal guarantees of the owner or owners of the business. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases.

When making commercial business loans, we consider the financial statements of the borrower and any guarantors, the borrower’s payment history of both business and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business and guarantor, the viability of the industry in which the customer operates and the value of the collateral.

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

Commercial Equipment Financing. At December 31, 2024, commercial equipment financing loans under our subsidiary 1st Equipment Financing, Inc. totaled $179.1 million, or 4.5 percent, of our total loan portfolio. Equipment financing alternatives, include direct finance loans and leases and municipal leases, to businesses and governmental units within and outside our primary market area. In addition, this loan segment includes purchased pools of secured loans. These loans are primarily secured by vehicles, machinery and equipment.

One-to-Four Family Residential Loans. Residential real estate loans comprise 13.8 percent of our loan portfolio. We offer two types of residential mortgage loans: fixed-rate loans, with terms of up to 30 years, and adjustable-rate loans, with interest rates and payments that adjust annually after an initial fixed period of one, three, five, ten or fifteen years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the appropriate U.S. Treasury Security Index. Our adjustable-rate single-family residential real estate loans generally have caps on increases or floors on decreases in the interest rate at any adjustment date, and a maximum adjustment limit over the life of the loan. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity Treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation, which require borrowers to be qualified at a rate equal to 200 basis points above the discounted loan rate under certain conditions.

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

Consumer Loans. We offer a variety of consumer loans, which represent 3.3 percent of our loan portfolio, including lines of credit, automobile loans and loans secured by savings accounts and certificates of deposit. We also offer unsecured loans.

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

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly loan payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of collateral also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on residential mortgage loans. We attempt to negotiate floors on most adjustable-rate commercial loans. The commercial adjustable-rate loans generally provide a fixed rate re-negotiation at the end of the initial fixed rate period. If we and the borrower are unable to agree on a new fixed rate then the rate converts to a floating rate obligation. In addition, some commercial loans adjust to a predetermined index plus a spread at the end of the initial fixed rate period, for a like period of time. To a lesser degree, we have entered into transactions with collars generally for periods of five years or less.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15 percent of the capital accounts of the Bank. Capital accounts include the aggregate of capital, surplus, undivided profits, capital securities and reserve for credit losses. At December 31, 2024, our regulatory limit on loans to one borrower was $70.8 million.

Asset Quality

(Dollars in thousands, except percents)	December 31, 2024	December 31, 2023
Nonaccrual loans	$22,499	$3,962
Accruing loans past due 90 days or more:	458	986
Total nonperforming loans	22,957	4,948
Foreclosed assets	27
Total nonperforming assets	$22,984	$4,948
Total loans held for investment	$3,993,505	$2,849,897
Allowance for credit losses	41,776	21,895
Allowance for credit losses as a percentage of loans held for investment	1.05%	0.77%
Allowance for credit losses as a percentage of nonaccrual loans	185.68%	552.62%
Nonaccrual loans as a percentage of loans held for investment	0.56%	0.14%
Nonperforming loans as a percentage of loans, net	0.58%	0.17%
Nonperforming assets as a percentage of total assets	0.45%	0.13%

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

The ACL increased $19.9 million to $41.8 million at December 31, 2024, from $21.9 million at the end of 2023. During the twelve months ended December 31, 2024, net charge-offs were $1.1 million and the provision for credit losses totaled $19.1 million. The provision for credit losses included a $14.3 million FNCB merger related adjustment for non-purchase credit deteriorated (“non-PCD”) loans.

The ACL, as a percentage of loans, net of unearned income, was 1.05 percent at the end of 2024, 0.77 percent at the end of 2023, respectively. The coverage ratio, the ACL as a percentage of nonperforming loans, is an industry ratio used to test the ability of the ACL account to absorb potential losses arising from nonperforming loans. The coverage ratio was 182.0 percent at December 31, 2024 and 442.6 percent at December 31, 2023. We believe that our ACL was adequate to absorb probable credit losses at December 31, 2024.

The tables below present the individually evaluated loans of the ACL as well as the pooled loans portion which consist of both a quantitative and qualitative components of the ACL.

	2024		2023
(Dollars in thousands, except percents)	Amount	%	Amount	%
Individually evaluated:
Commercial and industrial	$325	0.78%	$10	0.05%
Municipal
Real Estate:
Commercial	190	0.45
Residential			21	0.10
Consumer
Equipment financing	434	1.04
Total individually evaluated	949	2.27	31	0.15
Pooled:
Commercial and industrial	5,679	13.59	2,262	10.33
Municipal	1,072	2.57	788	3.60
Real Estate:
Commercial	21,614	51.74	14,132	64.54
Residential	4,924	11.79	3,782	17.27
Consumer	2,540	6.08	900	4.11
Equipment financing	4,998	11.96
Total pooled	40,827	97.73	21,864	99.85
Total allowance for credit losses	$41,776	100.00%	$21,895	100.00%

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Quantitative	Qualitative	Total	Quantitative	Qualitative	Total
Commercial and Industrial	$3,689	$1,990	$5,679	$943	$1,319	$2,262
Municipal	461	611	1,072	175	613	788
Commercial real estate	7,918	13,696	21,614	2,992	11,140	14,132
Residential real estate	606	4,318	4,924	621	3,161	3,782
Consumer	1,946	594	2,540	491	409	900
Equipment financing	930	4,068	4,998
Total	$15,550	$25,277	$40,827	$5,222	$16,642	$21,864

Sources of Funds

Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. Other sources of funds are provided by investing activities, including principal and interest payments on loans and investment securities, and operating activities, primarily net income. We offer a variety of deposit accounts with a range of interest rates and terms, including, among others: money market accounts; negotiable order of withdrawal (“NOW”) accounts; savings accounts; certificates of deposit; individual retirement accounts, and demand deposit accounts. These deposits are primarily obtained from areas surrounding our branch offices. We rely primarily on marketing, product innovation, technology, service and long-standing relationships with customers to attract and retain these deposits. Other deposit related services include: remote deposit capture; automatic clearing house transactions; cash management services; automated teller machines; point of sale transactions; safe deposit boxes; night depository services; direct deposit, online banking and official check services. We have occasionally used policy approved brokers to generate wholesale deposits to supplement our deposit base.

Borrowings

Borrowings may be used to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Borrowings from the FHLB of Pittsburgh typically are collateralized by a portion of our real estate loans. In addition to the FHLB, we have borrowing facilities with the Federal Reserve Bank and correspondent banks.

The Bank is a member of the FHLB of Pittsburgh. The FHLB functions as a central bank providing credit for the Bank and other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of certain of its real estate loans, provided certain standards related to creditworthiness have been met. At December 31, 2024, our maximum borrowing capacity with the FHLB was $1.7 billion of which $99.1 million was outstanding in borrowings and $487.8 million outstanding in the form of irrevocable standby letters of credit.

To further supplement our borrowing capacity, we also maintain a borrower-in-custody of collateral arrangement at the Federal Reserve that enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the Federal Reserve. At December 31, 2024 our borrowing capacity at the Federal Reserve related to this program was $621.5 million and there were no amounts outstanding. For additional information, see Note 12 “Short-term borrowings”. The table below presents additional sources of liquidity as of December 31, 2024.

			Total Available
At December 31, 2024	Total Available	Outstanding	for Future Liquidity
FHLB Advances	$1,680,100	$587,817	$1,092,283
Federal Reserve - Discount Window	621,462		621,462
Correspondent bank lines of credit	18,000		18,000
Other sources of liquidity:
Brokered deposits	763,797	256,401	507,396
Unencumbered securities	182,170		182,170
Total sources of liquidity	$3,265,529	$844,218	$2,421,311

Trust, Wealth Management and Brokerage Services

Through our trust department, we offer a broad range of fiduciary and investment services. Our trust and investment services include investment management, IRA trustee services, estate administration, living trusts, trustee under will, guardianships, life insurance trusts, custodial services / IRA custodial services, corporate trusts, and pension and profit sharing plans. At December 31, 2024, the Bank had $460.4 million in trust assets under management.

We provide a comprehensive array of wealth management products and services to individuals, small businesses and nonprofit entities. These products and services include the following, among others: investment portfolio management; estate planning; annuities; business succession planning; insurances; retirement plan services; education funding strategies, and tax planning.

We have a third party marketing agreement with a broker-dealer that allows us to offer a full range of securities, brokerage services and annuity sales to our customers. Through this relationship, our clients have access to a wide array of financial and wealth management strategies, including services such as professional money management, retirement and education planning, and investment products including stocks, bonds, mutual funds, annuities and insurance products. Our trust, wealth management and brokerage services are offered throughout our retail branch system.

Merchant Services

We offer credit card processing and a variety of other products and services to our merchant customers, through a marketing and sales agreement with an industry leader in payment processing services. Services include small business checking accounts, merchant money market accounts, online banking, telephone banking, business credit cards, purchasing (“P cards”) cards, merchant line of credit and financial checkup.

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

In our market area, we expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet/digital banking including online account opening by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area.

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

Supervision and Regulation

We are extensively regulated under federal and state laws. Generally, these laws and regulations are intended to protect the Bank’s customers and depositors, not shareholders. The following is a summary description of certain provisions of law that affect the regulation of bank holding companies and banks. This discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in law and regulation may have a material effect on our business and prospects.

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

The Bank is regulated by the Department of Banking and the FDIC. The Department of Banking may prohibit an institution over which it has supervisory authority from engaging in activities or investments that the agency believes constitute unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices.

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

We are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with us, and not involving more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to our capital levels. Other laws restrict or prohibit transactions between the Bank and its affiliates.

Limitations on Dividends and Other Payments

Our ability to pay dividends is largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on our ability and the ability of the Bank to pay dividends. Under such restrictions, the Bank may only declare and pay dividends out of accumulated net earnings, including accumulated net earnings acquired as a result of a merger within seven years. Further, the Bank may not declare or pay any dividends unless the Bank’s surplus would not be reduced by the payment of the dividend below 100 percent of our capital stock. Pennsylvania law requires that each year the Bank set aside as surplus a sum equal to not less than 10 percent of its net earnings if surplus does not equal at least 100 percent of our capital stock. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

The federal regulatory framework applicable to bank mergers has recently received significant attention and been the subject of numerous proposals to update or revise such framework. In March 2022, the FDIC proposed a Request for Information, seeking information and comments regarding the regulatory framework that applies to merger transactions involving one or more insured depository institutions. In September 2024, the FDIC finalized a new FDIC Statement of Policy on Bank Merger Transactions (the 2024 Policy Statement), which outlines factors that the FDIC will consider when evaluating a proposed bank merger transaction. Also in September 2024, the U.S. Department of Justice withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that apply across all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent market concentration limits and add several largely qualitative bases on which the Department of Justice may challenge a merger. The effect of these changes remains uncertain, but these changes may make it more difficult, costly or otherwise onerous to obtain regulatory approval for an acquisition.

Following the presidential inauguration, in March 2025, the FDIC proposed a new rule to rescind the 2024 policy statement and reinstate prior policy. While the proposed rule must go through the rulemaking policy, if finalized the proposal would represent a return to the historical approach in place prior to 2024. Until such time as the proposal becomes final, the 2024 Policy Statement will remain in effect. has indicated that it is considering further updates to the bank merger approval process and further revisions to the 2024 Policy Statement. Making any formal changes to the framework for evaluating bank mergers will require an extended process, and any such changes are uncertain and cannot be predicted at this time.

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

Financial Institution Reform, Recovery, and Enforcement Act (“FIRREA”)

FIRREA was enacted into law in order to address the financial condition of the Federal Savings and Loan Insurance Corporation, to restructure the regulation of the thrift industry, and to enhance the supervisory and enforcement powers of the federal bank and thrift regulatory agencies. As the primary federal regulator of the Bank, the FDIC, in conjunction with the Department of Banking, is responsible for its supervision. When dealing with capital requirements, those regulatory bodies have the flexibility to impose supervisory agreements on institutions that fail to comply with regulatory requirements. The imposition of a capital plan, termination of deposit insurance, and removal or temporary suspension of an officer, director or other institution-affiliated person may cause enforcement actions.

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

The Bank was “well capitalized” based on its actual capital position at December 31, 2024. However, an institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

Any institution that fails to meet these standards may be required to develop an acceptable plan, specifying the steps that the institutions will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Peoples believes that it meets substantially all the standards that have been adopted. Before establishing new branch offices, the Bank must meet certain minimum capital stock and surplus requirements and must obtain state approval from the Department of Banking.

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

The Company and the Bank’s actual capital ratios at December 31, 2024, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	December 31, 2024
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$399,461	10.16%	$176,971	4.50%	NA	NA
Bank	429,958	10.95	176,640	4.50	$255,147	6.50%
Tier 1 capital to risk-weighted assets:
Company	409,461	10.41	235,962	6.00	NA	NA
Bank	429,958	10.95	235,520	6.00	314,027	8.00
Total capital to risk-weighted assets:
Company	485,117	12.34	314,616	8.00	NA	NA
Bank	472,614	12.04	314,027	8.00	392,534	10.00
Tier 1 capital to average assets:
Company	409,461	7.97	205,493	4.00	NA	NA
Bank	429,958	8.37	205,431	4.00	256,788	5.00
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

In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to Peoples.

A qualifying community banking organization (defined to have, among other things, total consolidated assets of less than $10 billion) that has made an election to use the community bank leverage ratio framework will be considered to have met the minimum capital requirements, the capital ratio requirements, and any other capital or leverage requirements to which the qualifying community banking organization would be subject, if it has a leverage ratio of greater than 9 percent. As of December 31, 2024, the Bank has not elected to use the community bank leverage ratio framework.

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

Community Reinvestment Act (“CRA”)

The Community Reinvestment Act of 1977 is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community, including low and moderate-income neighborhoods. The CRA regulations establish performance-based standards for use in examining for compliance. The Bank had its last CRA compliance examination in 2023 and received a “satisfactory” rating.

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

The legality of the modernized CRA regulations is being challenged and a preliminary injunction against enforcing new rules implementing the modified CRA regulations has been granted. In addition, the updated CRA regulations may be impacted by the presidential memorandum entitled “Regulatory Freeze Pending Review” described below.

The Bank is currently evaluating the impact of the modified CRA regulations, but does not anticipate any resulting material impact to its operations or compliance objectives.

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

Deposit Insurance. Dodd-Frank increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250 thousand per depositor. Dodd-Frank also broadened the base for FDIC insurance assessments. Further, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts. Assessments for institutions such as the Bank (assets of less than $10 billion), are based on initial assessment rates that are adjusted by combining supervisory ratings with financial ratios to determine a total assessment rate. For most institutions, assessment rates are based on weighted-average supervisory ratings of banking operation components and six financial ratios. The financial ratios are: the leverage ratio; loans past due 30-89 days/gross assets; nonperforming assets/gross assets; net loan charge-offs/gross assets; net income before taxes/risk-weighted assets; and the adjusted brokered deposit ratio. In addition, an institution's assessment rate may be lowered if the institution holds long-term unsecured debt and raised if it holds long-term unsecured debt that is issued by another depository institution.

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

To recover the loss to the FDIC’s Deposit Insurance Fund arising from certain bank failures that occurred in 2023, the FDIC approved a one-time annual special assessment rate of approximately 13.4 basis points to be paid over eight quarterly assessment periods. The assessment base for the special assessments would be equal to an institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion from estimated uninsured deposits. Consistent with the FDIC’s requirements for the special assessment, no insured depository institution with total assets under $5 billion is required to pay the special assessment. Because the special assessment is made as of assets reported at December 31, 2022, the Bank will not be required to pay the special assessment.

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

In 2016, the SEC and the federal banking regulators proposed rules to prohibit covered financial institutions (including bank holding companies and banks) from, among other things, establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published. In May 2024, the FDIC and three other federal bank regulatory agencies re-proposed the regulatory text of the 2016 proposed rules and requested comment on specific alternatives, given the passage of time since the 2016 proposed rule was issued, as well as additional supervisory experience, changes in industry practice, and other developments. The SEC and the Federal Reserve did not join in such re-proposal. This proposed rulemaking was not yet adopted by all agencies and has not been published in the Federal Register. In March 2025, the FDIC announced that it was withdrawing the authority previously approved by the FDIC board of directors to publish a proposed rule on incentive-based compensation arrangements.

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

Limits on Interchange Fees. Dodd-Frank amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets of $10 billion or more and to enforce a statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. Issuers with less than $10 billion in assets, like the Bank, are exempt from debit card interchange fee standards.

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

Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3 percent of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance.

In addition to TILA and Regulation Z, mortgage origination activities are subject to the Equal Credit Opportunity Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts, among other additional state and federal laws, regulations and rules.

Federal Home Loan Bank of Pittsburgh (“FHLB”)

The Bank is a member of the Pittsburgh FHLB, which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, each bank must purchase and maintain stock in the FHLB.

Brokered Deposits

Section 29 of the Federal Deposit Insurance Act and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” On December 15, 2020, the FDIC issued rules to revise brokered deposit regulations in light of modern deposit-taking methods. The rules established a new framework for certain provisions of the “deposit broker” definition and amended the FDIC’s interest rate methodology calculating rates and rate caps. The rules became effective on April 1, 2021 and, to date, there has been no material impact to either the Company or the Bank from the rules.

In July 2024, the FDIC proposed significant revisions to the brokered deposit regulations, including significant expansions to the definition of “deposit broker,” and significantly narrowing the primary purpose exception to “deposit broker” status. The comment period on those proposed rules has closed. In January 2025, the Acting Chairman of the FDIC issued a statement indicating that the FDIC may focus on withdrawing those proposed rules during 2025, and these proposed rules may also be subject to the presidential memorandum entitled “Regulatory Freeze Pending Review” described below. In March 2025, the FDIC announced that it is withdrawing its proposed rules relating to brokered deposits, corporate governance, and the Change in Bank Control Act. The Corporation and the Bank continue to monitor the status of those proposed rules and FDIC action and statements with respect thereto.

Cybersecurity

The federal banking regulators have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cybersecurity incident. In addition, all federal and state banking regulators continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

On November 18, 2021, the federal banking regulators issued a final rule to improve the sharing of information about cybersecurity incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cybersecurity incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective May 1, 2022.

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA introduces a 15 percent corporate alternative minimum tax (“AMT”) based primarily on consolidated adjusted GAAP net income with a minimum threshold of $1 billion. The corporate AMT provisions are effective for taxable years beginning after December 31, 2022. The details of the computation will be subject to regulations to be issued by the UST. Our current net income levels are well below the $1 billion threshold, but we will monitor regulatory developments and will continue to evaluate the impact, if any, of the corporate AMT.

The IRA imposes a 1 percent excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year, including stock issued to employees. Peoples' did not repurchase any stock in 2024.

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

Proposals to change the laws, regulations, and policies governing the banking industry are frequently raised at both the state and federal levels, and we expect that the new presidential administration will seek to implement a regulatory reform agenda that is significantly different than the agenda and policies of the previous administration, which we expect may significantly impact the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies. On January 20, 2025, the President issued a presidential memorandum titled “Regulatory Freeze Pending Review” that directs federal agencies to (1) not propose or issue any rules until they are reviewed and approved by a department or agency head appointed by the President, (2) immediately withdraw any unpublished rules to allow for the review by a department or agency head as described above, and (3) consider postponing for 60 days from the date of the executive order the effective date for any rules that have been published in the Federal Register, or any rules that have been issued but have not taken effect, to allow for review of any questions of fact, law, or policy. Subsequent to that presidential memorandum, the presidential administration has taken actions that have reduced available staffing at certain regulatory agencies, and reduced the current regulatory and enforcement activities of certain regulatory agencies, among other substantive impacts.

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

Periods of unusually low or volatile interest rates have a material effect on the Company’s earnings. Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of collateral securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. Until recently, we were in a rising interest rate environment. However, in 2024 the FOMC’s interest rate policy shifted as inflationary pressure began to ease and economic growth moderated. Following a period of rate hikes in 2022 and 2023 aimed at curbing inflation, the FOMC began lowering rates in 2024, with the Federal Funds target rate ranging from 5.25% to 5.50% at year-end 2023, compared to a range of 4.25% to 4.50% at year end 2024.

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

At December 31, 2024, we had approximately $526.3 million of securities available for sale. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2024, our available for sale securities had an unrealized loss, net of taxes, of approximately $38.3 million. The fair value of our available for sale securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income (loss) and stockholders’ equity.

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

Lending money is a significant part of the banking business and interest income on our loan portfolio is the principal component of our revenue. Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between 30 and 89 days delinquent on December 31, 2024 totaled $14.1 million. Our nonperforming assets were approximately $23.0 million on December 31, 2024. Our ACL was approximately $41.8 million on December 31, 2024.

Our Company’s business is primarily concentrated in the Eastern Pennsylvania market area which exposes us to a risk of loss associated with the region.

At December 31, 2024, $551.9 million or 13.8 percent, of our loan portfolio consisted of residential mortgage loans and $2.3 billion or 57.4 percent, of our loan portfolio consisted of commercial real estate loans. In addition, $836.0 million or 20.9 percent of our loan portfolio consisted of taxable and non-taxable commercial loans. A majority of these loans are made to borrowers or secured by properties located in Eastern Pennsylvania. Deterioration in economic conditions in this market area, particularly in the industries on which this geographic area depend, or a general decline in economic conditions may adversely affect the quality of our loan portfolio (including the level of nonperforming assets, charge offs and provision for credit losses) and demand for our products and services, and, accordingly, our results of operations. Future declines in real estate values in the region could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

We make commercial and industrial, construction, commercial real estate and equipment financing loans, which present greater risks than other types of loans.

As of December 31, 2024, approximately 82.9 percent of our loan portfolio consisted of commercial and industrial, construction, commercial real estate and equipment financing loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans totaled $2.3 billion at December 31, 2024 or 57.4 percent of our loan portfolio. The commercial real estate market poses risks of loss to us because of the concentration of commercial real estate loans in our loan portfolio, and the lack of diversity in risk associated with such a concentration. Banking regulators give commercial real estate lending greater scrutiny, and banks with larger commercial real estate loan portfolios are expected by their regulators to implement improved underwriting, internal controls, risk management policies and portfolio stress-testing practices to manage risks associated with commercial real estate lending. If our banking regulators determine that our commercial real estate lending activities are particularly risky and are subject to heightened scrutiny, we may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities. Additional losses or regulatory requirements related to our commercial real estate loan concentration could materially adversely affect our business, financial condition and results of operations.

At December 31, 2024 our portfolio included $179.1 million of equipment financing loans. Our equipment finance activities through our wholly-owned subsidiary, 1st Equipment Finance, Inc., expose us to a range of risks, including credit, operational, and collateral and/or residual value risks. Credit risk arises from the potential inability of borrowers to meet their payment obligations, which can be influenced by economic conditions, industry-specific downturns, or borrower-specific financial difficulties. Operational risks include the potential for errors in documentation, underwriting, or asset/collateral management processes, which could affect our ability to enforce contracts or recover equipment. Collateral and/or residual value risks stem from fluctuations in the value of financed equipment. The resale market for equipment may be limited, reducing our ability to mitigate losses in the event of default or at the end of lease term.

Our ACL may not be adequate to absorb actual credit losses, and we may be required to make further provisions for credit losses and charge off additional loans in the future, which could materially and adversely affect our business.

We attempt to maintain an ACL which is adequate to absorb losses inherent in our loan portfolio. If our ACL is inadequate, it may have a material adverse effect on our financial condition and results of operations.

The determination of the ACL involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ACL. Increases in nonperforming loans have a significant impact on our ACL. Our ACL may not be adequate to absorb actual credit losses. If conditions in our regional real estate markets decline, we could experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, if the economy slows, the negative impact to our market area could result in higher delinquencies and credit losses. As a result, we will continue to make provisions for credit losses and to charge off additional loans in the future, which could materially adversely affect our financial conditions and results of operations.

In addition to our internal processes for determining our ACL, bank regulatory agencies periodically review our ACL and may require us to increase the provision for credit losses, to recognize further loan charge-offs, or to take other actions, based on judgments that differ from those of our management. If loan charge-offs in future periods exceed the ACL, we will need to increase our ACL. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for credit losses. Provisions for credit losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, and results of operations and cash flows.

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

Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of the Bank, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other banks experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers (i) spread deposits among several different banks so as to maximize their amount of FDIC insurance, (ii) move deposits to larger banks (who may be considered “too big to fail”), or (iii) remove deposits from the banking system entirely. As of December 31, 2024, approximately 20.3 percent of our deposits were uninsured and uncollateralized. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

In connection with the merger, Peoples assumed FNCB’s outstanding indebtedness. Peoples’ existing debt, together with any future incurrence of additional indebtedness, and the assumption of FNCB’s outstanding indebtedness, could have important consequences for our creditors and shareholders, potentially restricting or limiting our capital and liquidity.

We rely substantially on deposits obtained from customers in our target markets to provide liquidity and support growth.

Our business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises. If our deposit levels fall, we could lose a relatively low cost source of funding and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations and growth, or if we lose a significant portion of our local customer deposits or a significant deposit relationship, we will look to outside sources, such as borrowings from the FHLB, which is a secured funding source, and our liquidity and/or profitability could be adversely impacted. Our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral to secure FHLB borrowings. We may also look to federal funds purchased and brokered deposits, although the use of brokered deposits may be limited or discouraged by our banking regulators. We may also seek to raise funds through the issuance of shares of our common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. If we are unable to access funding sufficient to support our business operations and growth strategies or are unable to access such funding on attractive terms, we may not be able to implement our business strategies which may negatively affect our financial performance.

Unrealized Losses in Our Securities Portfolio Could Affect Liquidity.

As market interest rates have increased, we have experienced unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if: (i) securities must be sold at a loss; (ii) tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; or (iii) bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

Our holding company is dependent for liquidity on payments from the Bank, which payments are subject to restrictions.

We depend on dividends, distributions and other payments from The Bank to fund dividend payments to our shareholders, if any, and to fund all payments on obligations of our holding company. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from the Bank to us. Restrictions or regulatory actions of that kind could impede our access to funds that we may need to make payments on our obligations or dividend payments, if any. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Holders of our common stock are entitled to receive dividends if and when declared from time to time by our Board of Directors in its sole discretion out of funds legally available for that purpose.

Risks Related to Operations

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

As of December 31, 2024, goodwill and intangible assets totaled $76.0 million and $34.2 million, respectively. We account for goodwill and other intangible assets in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually, or more frequently if market factors change, and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. A significant and sustained decline in the company’s common stock price from changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as global pandemics or natural disasters) may necessitate taking charges in the future and could result in an impairment charge at a future date.

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

We currently operate 39 branch offices, and own additional real estate. In addition, a significant portion of our loan portfolio is secured by real property. In the course of our business, we may foreclose, accept deeds in lieu of foreclosure, or otherwise acquire real estate, and in doing so could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Although we have policies and procedures to perform an environmental review before acquiring title to any real property, these may not be sufficient to detect all potential environmental hazards. If we were to become subject to significant environmental liabilities, it could materially and adversely affect us.

Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with applicable laws and regulations.

We depend to a significant extent on relationships with third party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. If these third party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, credit card and debit card services, in a timely manner if they were unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us or on terms that are less favorable to us than those currently provided by our existing third party service providers, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cybersecurity incident or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

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

Demand for the Company’s services is influenced by general economic and consumer trends beyond the Company’s control.

There can be no assurance that our business and corresponding financial performance will not be adversely affected by general economic or consumer trends or events, including pandemics, public health crises, weather catastrophes, acts of terrorism, war, and political instability. In particular, global economic markets have seen extensive volatility over the last several years owing to variety of factors, including high inflation, trade policies and tariffs, volatility in the capital markets, the failure of financial institutions, volatility in the housing market, interest and currency rate fluctuations, labor availability, supply chain disruptions, global pandemics and public health crises and the responses thereto, weather catastrophes and geopolitical instability, including shutdowns and threats of shutdowns of the U.S. federal government, growing tensions between China and the U.S., the Russia-Ukraine war, conflict in the Middle East, and acts of terrorism. These events have created, and may continue to create, significant disruption of the global economy, supply chains and financial and labor markets. If such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, such economic conditions have produced downward pressure on share prices and on the availability of credit for financial institutions and corporations while also driving up interest rates, further complicating borrowing and lending activities.

Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse impact on our financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, general-purpose reloadable prepaid cards, or in other types of assets, including crypto currencies or other digital assets. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the loss of deposits as a lower cost source of funds could have a material adverse effect on our financial condition and results of operations.

The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents several potential risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Risks Related to Information Security

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

A failure in or a breach of our information systems or infrastructure, including as a result of cybersecurity incidents, could disrupt our business, damage our reputation, and could have a material adverse effect on our business, financial condition and results of operations.

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

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. We rely on digital technologies, computer and email systems, software, and networks to conduct secure processing, transmission and storage of confidential information. In addition, to access our products and services, our customers may use personal smart phones, tablet PCs and other mobile devices that are beyond our control systems. Our technologies, systems, and networks (including such third-party information technology platforms on which our business depends) and our customers’ devices have been subject to, and are likely to continue to be the target of, cybersecurity threats, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized use, loss or destruction of our or our customers’ or third parties’ confidential information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

In addition to cybersecurity incidents or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.

Although we use a variety of physical, procedural and technological safeguards to protect confidential information from mishandling, misuse or loss, these safeguards cannot provide assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. A failure in or breach of our operational or information security systems, or those of a third-party service provider, as a result of cybersecurity incidents or information security breaches or otherwise could have a material adverse effect on our business, damage our reputation, increase our costs and/or cause significant losses. Furthermore, because some of our employees are working remotely from their homes, there is an increased risk of disruption to our operations because our employees’ residential networks and infrastructure may not be as secure as our office environment. As information security risks and cyber threats continue to evolve, we may be required to expend substantial resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

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

Risks Relating to the Economy and Market Area

Changes in U.S. or regional economic conditions could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business activities and earnings are affected by general business conditions in the United States and in the market area in which the Company operates. These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, recession and the strength of the economy in the United States generally and, in particular, the Company’s market area. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; trade policies and tariffs; disruptions in global supply chains; political instability; high unemployment and limited labor pools; global pandemics, including responses thereto; natural disasters; acts of terrorism or outbreak of domestic or international hostilities; or a combination of these or other factors. In particular, prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer purchasing power and increase default rates on loans.

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

We are subject to extensive regulation, supervision and examination by certain state and federal agencies including the FDIC, the Federal Reserve Board and the Department of Banking. Such regulation and supervision govern the activities in which we may engage and are intended primarily to ensure the safety and soundness of financial institutions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the ACL. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on us and our operations. There also are several federal and state statutes which regulate the obligation and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from our own actions, we may be held liable under certain circumstances for the actions of our borrowers, or third parties, for environmental problems on properties that collateralize loans held by us. Further, the liability has the potential to far exceed the original amount of a loan.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of President Trump’s reelection and both Houses of Congress having majority memberships from the Republican party. It appears that the Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Furthermore, the change in presidential administration has, and is expected to continue to, result in certain changes in the leadership and senior staffs of the federal banking agencies. Such changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially different enforcement priorities. The potential impact of any changes in agency personnel, policies, priorities, regulations and interpretations on the financial services sector, including us, cannot be predicted.

The new presidential administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style, as well as changes to the size, scope and operations of the federal government. These changes could have varied effects on the economy that are difficult to predict. For example, changes in trade and fiscal policy could affect broader patterns of trade and economic growth. Additionally, comprehensive changes to the federal government could be materially adverse to the regional and local economies where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve affect us significantly. The Federal Reserve regulates the supply of money and credit in the U.S. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower's products and services. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have an adverse effect on our financial condition and results of operations. Alternatively, an expansion of the money supply could make it easier for a borrower to obtain a loan from another financial institution at a lower interest rate, resulting in a payoff of that borrower’s higher rate loan with us, and which could have an adverse effect on our financial condition and results of operations.

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

The CFPB has broad powers to supervise and enforce consumer protection laws and broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Company or its subsidiaries by virtue of the adoption of such policies and practices by the Federal Reserve and the FDIC. Further, the CFPB may include its own examiners in regulatory examinations by the Company’s primary regulators. The limitations and restrictions imposed by the CFPB may produce significant, material effects on our business, financial condition and results of operations. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Risks Related to Peoples’ Merger with FNCB

Combining Peoples and FNCB may be more difficult, costly or time-consuming than expected, and Peoples and FNCB may fail to realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Peoples and FNCB. To realize the anticipated benefits and cost savings from the mergers, Peoples and FNCB must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If Peoples and FNCB are not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully, or at all, or may take longer to realize than expected. In addition, the actual cost savings of the mergers could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the merger could have an adverse effect upon our revenues, levels of expenses and operating results, which may adversely affect the value of our common stock.

Our future success will depend, in part, upon our ability to manage the expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful in fully realizing the expected operating efficiencies or revenue enhancements of the merger.

Risks Related to Potential Future Transactions

Acquisitions by us, would or could dilute existing shareholders’ ownership of Peoples and may cause us to become more susceptible to adverse economic events.

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

Our ability to pay dividends on or repurchase shares of our stock depends upon our receipt of dividends from the Bank. Additionally, our ability to pay dividends is limited by Pennsylvania corporate law and by federal banking regulations. Under Pennsylvania law, we may not pay a dividend if, after payment, we could not pay our debts as they become due in the usual course of business or our total assets would be less than our total liabilities. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition.

As a state-chartered bank, the Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code. Further, the Bank’s ability to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that the Bank will be able to pay dividends. Our failure to pay dividends could have a material adverse effect on the market price of our common stock.

Future issuances of our common stock could adversely affect the market price of our common stock and could be dilutive

We may issue additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Issuances of a substantial number of shares of our common stock, or the expectation that such issuances might occur, including in connection with acquisitions, could materially adversely affect the market price of the shares of our common stock and could be dilutive to shareholders. Any decision we make to issue common stock in the future will depend on market conditions and other factors, and we cannot predict or estimate the amount, timing, or nature of possible future issuances of our common stock. Accordingly, our shareholders bear the risk that future issuances of our securities will reduce the market price of the common stock and dilute their stock holdings in the Company.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Cybersecurity Risk Management and Strategy

The current threat environment from phishing emails to cyber-attacks has created an urgent need for increased awareness on cyber and information security. Peoples and the Bank take a risk-based approach to managing these threats. The Bank’s leadership team and its Board of Directors engages in the management of this risk by participating in the information security and cybersecurity strategy and review process.

Cyber and information security programs are designed around industry best practices. Compliance with these best practices along with federal and state regulatory requirements are examined annually by the Department of Banking and the FDIC and we regularly engage third-party external auditors and consultants to assess our compliance.

Our cyber defense strategy includes continuous monitoring, integrated risk assessment, identification of vulnerabilities and human risk factors, and employee awareness. Cybersecurity exercises with other financial services companies and government agencies help prepare the Bank for cybersecurity threats and incidents. Incident response scenarios and business continuity exercises test the organizations preparedness for disaster events. The organization also utilizes several national and global third party advisors to ensure the appropriateness of the Bank’s security posture, effective operation of the cybersecurity discipline and proper assessment of risk.

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

Education and Awareness

Peoples Security Bank and Trust Company employees are required to complete training on customer information protection at least annually. They receive monthly training and testing on phishing emails and other timely information security topics. They are also required to abide by the Bank’s Code of Business Conduct and Ethics Policy. Annual review and acknowledgement of the employee’s information security responsibilities are required. Information security tips are provided on the Bank’s website for all customers to review. We provide additional information security advantages to our customers using our online banking systems and encourage the Bank’s digitally active business customers to take advantage of the cybersecurity and phishing training provided free of charge by the Bank.

Material Effects of Cybersecurity Threats

While cybersecurity risks have the potential to materially affect the Company's business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, have, to date, materially affected the Company, including its business strategy, results of operations or financial condition. However, the sophistication of cybersecurity threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cybersecurity incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cybersecurity breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A Risk Factors.

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

Management’s Role

The CRO and the CIO along with the Information Security Officer are responsible for implementing and maintaining the Company's cybersecurity risk management program. The Information Security Department is led by the Information Security Officer, who reports directly to the CRO. The Chief Risk Officer and the Chief Information Officer report directly to the Board IT Committee and the Board. The Company’s CIO has over 30 years of experience in technology and cybersecurity, which includes 24 years in the financial services industry. The Information Security Officer has over 20 years in the financial services industry with the last 14 years as a Risk Analyst and then Information Security.

The Company’s Information Security department measures and reports on the quality of information and cyber risk management across all functions. Information security risk is reported by both the Information Security and Enterprise Risk departments through monthly management metric reporting working groups and multiple layers of quarterly risk committees to achieve an appropriate flow of information risk reporting to the Board. The risk committees include the Executive Risk Management Committee, the Management Information Technology Steering Committee and the Information Technology Committee of the Board of Directors. In addition, we have an escalation process in place to inform senior management and Board of Directors of material cybersecurity issues.

Item 2.	Properties.

Our corporate headquarters is located at 102 East Drinker Street, Dunmore, Pennsylvania, which houses executive offices, human resources and investor services divisions. Our operations division is located at 82 Franklin Avenue, Hallstead, Pennsylvania.

We operate 39 full-service community banking offices located within the Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey and Broome County of New York. Sixteen offices are leased and the balance are owned by the Bank.

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

As of March 3, 2025 there were approximately 7,782 holders of our common stock, $2.00 par value, including individual participants in security position listings. Our common stock trades on The Nasdaq Stock Market under the symbol “PFIS.”

Peoples has paid cash dividends since its incorporation in 1986. It is the present intention of the Board of Directors to continue to pay quarterly cash dividends; however, the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our Board of Directors considers any declaration of dividends. The Board declared on January 31, 2025 a first quarter dividend of $0.6175 per share payable March 14, 2025. For information on dividend restrictions on the Company and the Bank, refer to Part I, Item 1 “Supervision and Regulation – Limitations on Dividends and Other Payments” to this report and refer to the consolidated financial statements and notes to these statements filed at Item 8 to this report and incorporated in their entirety by reference under this Item 5.

During the quarter ended December 31, 2024, we did not issue or sell any shares of our Common Stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

There were no repurchases of our common stock during the three months ended December 31, 2024.

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Russell 2000 Index or “Russell 2000”), and the S&P U.S. BMI Banks Index. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2019, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2019, in the common stock and the securities included in the indexes.

Comparison of Five-Year Cumulative Total Returns

Performance Graph of

PEOPLES FINANCIAL SERVICES CORP

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Peoples Financial Services Corp.	100.00	75.70	112.19	113.83	110.97	121.93
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
S&P U.S. BMI Banks Index	100.00	87.24	118.61	98.38	107.32	143.68

Source: S&P Global Market Intelligence

©2025

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

Management’s Discussion and Analysis 2024 versus 2023

Management’s Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis 2024 versus 2023 contained in this Annual Report on Form 10-K.

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

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the consolidated financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be subject to revision as new information becomes available. Critical estimates that are particularly susceptible to material change within future periods relate to the determination of ACL, impairment of goodwill and business combination. Actual amounts could differ from those estimates.

ACL

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

The ACL increased $19.9 million to $41.8 million at December 31, 2024, from $21.9 million at the end of 2023. The increase was due to a $14.3 million day one adjustment for non-PCD loans acquired in the FNCB merger, $1.8 million related to purchase credit deteriorated (“PCD”) loans acquired in the FNCB merger and a net provision for credit losses of $4.8 million. Updated economic assumptions, additional qualitative factors related to the equipment financing portfolio and risk rating migrations lead to higher model loss rates and a higher provision when excluding the impact of one-time merger items. The CECL model exhibits the highest sensitivity to delinquencies, nonperforming loans, net charge-offs and variables within the economic forecast.  The economic forecast is based on many of the components utilized within the Dodd-Frank Act stress test (“DFAST”) base-case scenarios, including the unemployment rate.

At December 31, 2024, the pooled portion of the ACL consisted of $15.5 million in quantitative and $25.3 million in qualitative components as compared to $5.2 million and $16.6 million, respectively at December 31, 2023.

Goodwill

 Goodwill is evaluated at least annually for impairment or more frequently if conditions indicate potential impairment exist. Any impairment losses arising from such testing are reported in the income statement in the current period as a separate line item within operations. Goodwill totaled $76.0 million at December 31, 2024. At December 31, 2024, we completed a qualitative goodwill impairment test to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company is less than its carrying value, including goodwill, as described by the GAAP methodology. Based on this analysis, we concluded it is more likely than not that the fair value of the Company, as of December 31, 2024, is higher than its carrying value, and, therefore, goodwill is not considered impaired and no further testing is required. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as global pandemics or natural disasters) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Business Combination

The most significant assessment of fair value in our accounting for business combinations relates to the valuation of an acquired loan portfolio. Management made significant estimates and exercised significant judgement in accounting for the acquisition of loans acquired in our business combination. At acquisition, loans are classified as either (i) purchase credit-deteriorated (“PCD”) loans or (ii) non-PCD loans and are recorded at fair value on the date of acquisition. PCD loans are those for which there is more than insignificant evidence of credit deterioration since origination.

Fair values are determined primarily through a discounted cash flow approach which considers the acquired loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, timing of principal and interest payments, current market rates, and remaining balances. Estimates of fair value also include estimates of default, loss severity, and estimated prepayments.

The allowance for PCD loans is determined based upon the Company’s methodology for estimating the allowance under the current expected credit loss model (“CECL”), and is recorded as an adjustment to the acquired loan balance on the date of acquisition. The difference between the new amortized cost basis and the unpaid principal balance is either a noncredit discount or premium that will be amortized or accredited into the interest income over the remaining life of the loan. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records a reserve for credit losses based on the Company’s methodology for determining the allowance under CECL. The allowance for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans were purchased or acquired.

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

Review of Financial Position:

Total assets, loans and deposits were $5.1 billion, $4.0 billion and $4.4 billion, respectively, at December 31, 2024. Assets, loans and deposits acquired at the completion of the FNCB merger on July 1, 2024 were $1.8 billion, $1.2 billion and $1.4 billion, respectively.

The loan portfolio consisted of $3.1 billion of business loans, including commercial, equipment financing, and commercial real estate loans, $684.3 million in retail loans, including residential mortgage and consumer loans, and $187.9 million in loans to municipal entities at December 31, 2024. Total investment securities were $606.9 million at December 31, 2024, including $526.3 million of investment securities classified as available for sale, $78.2 million classified as held to maturity, and $2.4 million in equity securities. Total deposits consisted of $935.5 million in noninterest-bearing deposits and $3.5 billion in interest-bearing deposits at December 31, 2024.

Stockholders’ equity equaled $469.0 million, or $46.94 per share, at December 31, 2024, and $340.4 million, or $48.35 per share, at December 31, 2023. Our equity to asset ratio was 9.21 percent and 9.10 percent at those respective period ends. Dividends declared for the year ended December 31, 2024 amounted to $2.06 per share representing 208.1 percent of net income.

Nonperforming assets equaled $23.0 million or 0.45 percent of total assets at December 31, 2024 compared to $4.9 million or 0.13 percent at December 31, 2023. The ACL equaled $41.8 million or 1.05 percent of loans, net, at December 31, 2024, compared to $21.9 million or 0.77 percent at year-end 2023. Loans charged-off, net of recoveries equaled $1.1 million or 0.03 percent of average loans in 2024, compared to $2.9 million or 0.10 percent of average loans in 2023.

 Investment Portfolio:

Primarily, our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements and reduce income taxes. At December 31, 2024, our portfolio included short-term U.S. Treasury and government agency securities, which provide a source of liquidity, mortgage-backed securities issued by U.S. government-sponsored agencies, private collateralized mortgage obligations, asset backed securities and corporate bonds to provide income and intermediate-term, tax-exempt state and municipal obligations, which mitigate our tax burden.

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

Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in the velocity and magnitude of market rates can significantly influence the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S. Treasury security. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Treasury and government agency securities, whereas the 10-year U.S. Treasury note influences the value of tax-exempt and taxable state and municipal obligations.

The net unrealized holding losses included in our available for sale investment portfolio were $49.0 million at December 31, 2024 compared to a loss of $51.5 million at December 31, 2023. We reported net unrealized holding losses, included as a separate component of stockholders’ equity of $38.3 million, net of income taxes of $10.7 million, at December 31, 2024, and an unrealized holding loss of $40.3 million, net of income taxes of $11.3 million, at December 31, 2023.

Increases in interest rates could negatively impact the market value of our investments and our capital position. In order to monitor the potential effects a rise in interest rates could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2024, indicated that should general market rates increase immediately by 100, 200 or 300 basis points, we would anticipate declines of 3.8 percent, 7.4 percent and 10.8 percent in the market value of our available for sale portfolio.

Investment securities increased $123.0 million, to $606.9 million at December 31, 2024, from $483.9 million at December 31, 2023. Investments acquired in the FNCB merger totaled $421.9 million, with $241.7 million being sold subsequent to the merger as the Company used the proceeds to pay-down borrowings and add to its cash position. At December 31, 2024, the investment portfolio consisted of $526.3 million of investment securities classified as available for sale, $2.4 million in equity investments carried at fair value, and $78.2 million classified as held to maturity. Securities purchased during 2024 totaled $5.0 million. There were no investment purchases in 2023. Repayments of investment securities totaled $64.7 million in 2024 and $31.5 million in 2023.

Residential and commercial mortgage backed securities totaled 32.6 percent of the portfolio at year-end 2024 compared to 32.7 percent at year-end 2023. U.S. Treasury and U.S. government-sponsored enterprise securities comprised 27.7 percent of our total portfolio at year-end 2024 compared to 38.5 percent at the end of 2023. Tax-exempt municipal obligations increased as a percentage of the total portfolio to 29.8 percent at year-end 2024 from 16.2 percent at the end of 2023. Taxable municipals remained relatively flat at 11.4 percent at year-end 2024 from 11.8 percent at the end of 2023.

The average life of the investment portfolio decreased to 5.6 years at December 31, 2024 from 6.1 years at year end 2023, while the effective duration of the investment portfolio increased to 4.8 years at December 31, 2024 from 4.4 years at December 31, 2023.

There were no impairment charges recognized for the years ended December 31, 2024 and December 31, 2023, and no other-than-temporary impairments recognized for the year ended December 31, 2022. For additional information related to impairment charges refer to Note 3 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $617.2 million and equaled 14.8 percent of average earning assets in 2024, compared to $559.3 million and 16.0 percent of average earning assets in 2023. The tax-equivalent yield on the investment portfolio increased 66 basis points to 2.43 percent in 2024 from 1.77 percent in 2023. The increase in the tax-equivalent yield is due to the investments acquired in the merger being booked at the then current market rates.

At December 31, 2024 and 2023, there were no securities of any individual issuer, except for U.S. government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment debt security portfolio at December 31, 2024, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0 percent. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

			After one but		After five but
(Dollars in thousands,	Within one year		within five years		within ten years			After ten years			Total
except percents)	Amount	Yield	Amount	Yield	Amount	Yield		Amount	Yield		Amount	Yield
U.S. Treasury securities	$64,462	0.68%	$103,089	1.22%			%			%	167,551	1.01%
State and municipals:
Taxable	9,760	5.30	13,224	2.71	33,113	2.07		12,802	2.13		68,899	2.66
Tax-exempt	411	4.54	4,436	2.69	30,738	2.01		41,378	1.68		76,963	1.89
Residential mortgage-backed securities:
U.S. government agencies	3	2.34						15,220	1.94		15,223	1.94
U.S. government-sponsored enterprises	7	1.89	4,446	1.78	3,288	2.85		172,126	2.99		179,867	2.96
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises			1,856	3.05							1,856	3.05
Private collateralized mortgage obligations	1,855	6.18	1,119	6.29				35,598	6.90		38,572	6.85
Asset backed securities			9	4.73	5,486	6.64		17,757	5.96		23,252	6.12
Corporate debt securities	1,495	10.60	3,362	9.39	26,764	6.57					31,621	7.06
Negotiable certificates of deposit			709	4.91							709	4.91
Total	$77,993	1.59%	$132,250	1.73%	$99,389	3.54%		$294,881	3.37%		$604,513	2.81%

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

Overall, total loans increased $1.1 billion in 2024 to $4.0 billion at December 31, 2024 due primarily to the $1.2 billion in loans acquired in the FNCB merger. The following table summarizes the Company’s loan portfolio at December 31, 2024 and December 31, 2023.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Commercial
Commercial and Industrial	$648,102	$368,411
Municipal	187,918	175,304
Total	836,020	543,715
Real estate
Commercial	2,294,113	1,863,118
Residential	551,383	360,803
Total	2,845,496	2,223,921
Consumer
Indirect Auto	117,914	75,389
Consumer Other	14,955	6,872
Total	132,869	82,261
Equipment Financing	179,120
Total	$3,993,505	$2,849,897

Loans averaged $3.5 billion in 2024, compared to $2.8 billion in 2023. Taxable loans averaged $3.2 billion, while tax-exempt loans averaged $0.3 billion in 2024. The loan portfolio continues to play the prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 83.1 percent in 2024, an increase from 81.0 percent in 2023.

The tax-equivalent yield on our loan portfolio increased 81 basis points to 5.62 percent in 2024 from 4.81 percent in 2023 due to higher yields on new loan originations and loans assumed in the FNCB merger which included the impact of the accretion of purchase accounting marks. The yield on the loan portfolio may decrease as repayments on loans are replaced with new originations at current market rates and floating and adjustable-rate loans continue to reprice downward.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2024, is summarized as follows:

	Within one	After one but	After five but	After
(Dollars in thousands)	year	within five years	within fifteen years	fifteen years	Total
Maturity schedule:
Commercial	$243,396	$308,554	$119,701	164,369	$836,020
Real estate:
Commercial	476,632	1,274,634	475,376	67,471	2,294,113
Residential	84,683	301,227	147,525	17,948	551,383
Consumer	61,797	70,206	854	12	132,869
Equipment financing	46,547	129,845	2,728		179,120
Total	$913,055	$2,084,466	$746,184	$249,800	$3,993,505

Predetermined interest rates	$501,262	$1,198,562	$210,112	$109,500	$2,019,436
Floating or adjustable interest rates	411,793	885,904	536,072	140,300	1,974,069
Total	$913,055	$2,084,466	$746,184	$249,800	$3,993,505

As previously mentioned, there are numerous risks inherent in the loan portfolio. We manage the portfolio by employing sound credit policies and utilizing various modeling techniques in order to limit the effects of such risks. In addition, we utilize private mortgage insurance (“PMI”), as well as guaranteed U.S Department of Agriculture, SBA and FHLB loan programs to mitigate credit risk in the loan portfolio.

In an attempt to limit IRR and improve liquidity, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Fixed-rate loans represented 50.6 percent of the loan portfolio at December 31, 2024, compared to floating or adjustable-rate loans at 49.4 percent.

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

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include nonaccrual loans and accruing loans past due 90 days or more. For a discussion of our policy regarding nonperforming assets and the recognition of interest income on impaired loans, refer to the notes entitled, “Summary of significant accounting policies — Nonperforming assets,” and “Loans, net and allowance for credit losses” in the Notes to Consolidated Financial Statements to this Annual Report which are incorporated in this item by reference.

Information concerning nonperforming assets for the past two years is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause us to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

(Dollars in thousands, except percents)	December 31, 2024	December 31, 2023
Nonaccrual loans	$22,499	$3,962
Accruing loans past due 90 days or more:	458	986
Total nonperforming loans	22,957	4,948
Foreclosed assets	27
Total nonperforming assets	$22,984	$4,948
Total loans held for investment	$3,993,505	$2,849,897
Allowance for credit losses	41,776	21,895
Allowance for credit losses as a percentage of loans held for investment	1.05%	0.77%
Allowance for credit losses as a percentage of nonaccrual loans	185.68%	552.62%
Nonaccrual loans as a percentage of loans held for investment	0.56%	0.14%
Nonperforming loans as a percentage of loans, net	0.58%	0.17%
Nonperforming assets as a percentage of total assets	0.45%	0.13%

Nonperforming assets increased $18.1 million to $23.0 million at year-end 2024. Additionally, our nonperforming assets as a percentage of total assets increased to 0.45 percent at December 31, 2024 from 0.13 percent at December 31, 2023, and our nonperforming loans as a percentage of loans, net increased to 0.58 percent from 0.17 percent at December 31, 2023. Loans on nonaccrual status, excluding modified loans for borrowers experiencing difficulty, increased $18.6 million and included $8.5 million of loans acquired in the FNCB merger, of which, $6.4 million were PCD loans.

At December 31, 2024 there was one foreclosed asset recorded at $27 thousand compared to no foreclosed properties at December 31, 2023. Loans past due ninety days and accruing decreased $0.5 million and includes two residential mortgages and three consumer loans. For a further discussion of assets classified as nonperforming assets and potential problem loans, refer to Note 4, “Loans, net and the allowance for credit losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the ACL account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off decreased $1.8 million to $1.1 million in 2024 from $2.9 million in 2023. The elevated charge-offs in the prior year was due primarily due to the partial charge-off of a commercial real estate loan as the market value declined significantly as a result of the impending vacancy of the property by its single “anchor” tenant. Net charge-offs, as a percentage of average loans outstanding, equaled 0.03 percent in 2024 and 0.10 percent in 2023.

The following table presents average loans and loan loss experience for the years indicated.

	2024
(Dollars in thousands, except percents)	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial	$747,174	$(39)	(0.01)%
Real estate:
Commercial	2,051,566	213	0.01
Residential	455,408	(16)	(0.00)
Consumer	111,736	414	0.37
Equipment financing	90,980	519	0.57
Total	$3,456,864	$1,091	0.03%

	2023
(Dollars in thousands, except percents)	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial	$590,472	$47	0.01%
Real estate:
Commercial	1,803,695	2,597	0.14
Residential	349,219	(24)	(0.01)
Consumer	88,380	240	0.27
Total	$2,831,766	$2,860	0.10%

	2022
(Dollars in thousands, except percents)	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial	$595,566	$121	0.02%
Real estate:
Commercial	1,531,383	174	0.01
Residential	315,975	27	0.01
Consumer	79,726	140	0.18
Total	$2,522,650	$462	0.02%

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

The ACL increased $19.9 million to $41.8 million at December 31, 2024, from $21.9 million at the end of 2023. During the twelve months ended December 31, 2024, net charge-offs were $1.1 million and the provision for credit losses totaled $19.1 million. As of the Acquisition Date, $14.3 million was recorded to the provision for credit losses related to acquired non-PCD loans. In addition to the merger related provision, a provision of $4.8 million was recorded due to the impact of various factors such as updated economic assumptions as well as additional qualitative factors for the equipment financing portfolio, risk rating migration, additional charge-offs during the last six months of 2024 and higher delinquencies.

The ACL, as a percentage of loans, net of unearned income, was 1.05 percent at the end of 2024 and 0.77 percent at the end of 2023, respectively. The coverage ratio, the ACL, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 182.0 percent at December 31, 2024 and 442.5 percent at December 31, 2023. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2024.

The allocation of the ACL for the past two years is summarized as follows:

	2024		2023
(Dollars in thousands, except percents)	Amount	%	Amount	%
Individually evaluated:
Commercial and industrial	$325	0.78%	$10	0.05%
Municipal
Real Estate:
Commercial	190	0.45
Residential			21	0.10
Consumer
Equipment financing	434	1.04
Total individually evaluated	949	2.27	31	0.15
Pooled:
Commercial and industrial	5,679	13.59	2,262	10.33
Municipal	1,072	2.57	788	3.60
Real Estate:
Commercial	21,614	51.74	14,132	64.54
Residential	4,924	11.79	3,782	17.27
Consumer	2,540	6.08	900	4.11
Equipment financing	4,998	11.96
Total pooled	40,827	97.73	21,864	99.85
Total allowance for credit losses	$41,776	100.00%	$21,895	100.00%

The ACL account increased $19.9 million to $41.8 million at December 31, 2024, compared to $21.9 million at December 31, 2023. The individually evaluated portion of the allowance for credit losses increased $918 thousand to $949 thousand at December 31, 2024, from $31 thousand at December 31, 2023 and the portion of the allowance for credit losses collectively evaluated increased $18.9 million to $40.8 million at December 31, 2024, from $21.9 million at December 31, 2023. The increase to the pooled portion was due in part to the provision for non-PCD loans acquired in the FNCB merger.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual, commercial and municipal customers.

The following is a breakdown of the Company’s deposit portfolio at December 31, 2024 and December 31, 2023.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Interest-bearing deposits:
Money market accounts	$936,239	$782,243
Interest-bearing demand and NOW accounts	1,238,853	796,426
Savings accounts	492,180	429,011
Time deposits less than $250	620,725	505,409
Time deposits $250 or more	184,039	121,265
Total interest-bearing deposits	3,472,036	2,634,354
Noninterest-bearing deposits	935,516	644,683
Total deposits	$4,407,552	$3,279,037

A total of $1.4 million in deposits were acquired in the merger with FNCB. Total deposits grew $1.1 billion or 34.4 percent to $4.4 billion at the end of 2024. Noninterest-bearing deposits increased $290.8 million or 45.1 percent while interest-bearing deposits increased $837.7 million or 31.8 percent in 2024. The increase in deposits was due to a $442.2 million increase in commercial deposits, a $421.2 million increase in retail deposits and a $269.5 million increase in municipal deposits, partially offset by $4.4 million in reduced brokered deposits.

At December 31, 2024, total brokered deposits were $256.4 million or 5.8 percent of total deposits as compared to $261.0 million or 8.0 percent of total deposits at December 31, 2023. During the fourth quarter of 2024, the Company called $100.7 million of high rate brokered CDs to reduce overall funding costs, and has the option to call $140.8 million of the total yearend balance at any time. The Company maintains a brokered deposit to total asset policy limit of 15 percent. At December 31, 2024, brokered deposits represented 5.0 percent of total assets.

Noninterest-bearing deposits represented 21.2 percent of total deposits while interest-bearing deposits accounted for 78.8 percent of total deposits at December 31, 2024. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 19.7 percent and 80.3 percent of total deposits at year end 2023. Interest bearing deposits are comprised of 23.2 percent time deposits and 76.8 percent non-maturing deposits, compared with 23.8 percent time and 76.2 percent non-maturing at year end 2023.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

	2024		2023		2022
	Average	Average	Average	Average	Average	Average
(Dollars in thousands, except percents)	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$621,993	4.77%	$714,940	3.17%	$624,528	0.80%
Interest-bearing demand and NOW accounts	1,261,095	1.88	779,977	2.00	791,653	0.57
Savings accounts	463,199	1.00	474,028	0.21	520,770	0.10
Time deposits	772,219	3.88	550,733	3.50	290,799	0.92
Total interest-bearing	3,118,506	2.82%	2,519,678	2.32%	2,227,750	0.57%
Noninterest-bearing	714,824		698,749		753,399
Total deposits	$3,833,330		$3,218,427		$2,981,149

Total deposits averaged $3.8 billion in 2024 and $3.2 billion in 2023, increasing $614.9 million or 19.1 percent comparing 2024 to 2023. Average noninterest-bearing deposits increased $16.1 million, while average interest-bearing accounts grew $598.8 million. Average interest-bearing non-maturing deposits, including demand deposits, money market and interest-bearing demand and NOW accounts, and savings accounts, increased $377.3 million while average total time deposits increased $221.5 million when comparing 2024 and 2023.

Our cost of interest-bearing deposits increased to 2.82 percent in 2024 compared to 2.32 percent in 2023. Specifically, the cost of money market accounts increased 160 basis points to 4.77 percent from 3.17 percent and savings accounts increased 79 basis points to 1.00 percent in 2024 from 0.21 percent in 2023, while interest-bearing demand and NOW accounts decreased 12 basis points to 1.88 percent from 2.00 percent in the year ago period. Volatile deposits, time deposits $100 thousand or more, averaged $291.5 million in 2024, an increase of $90.7 million or 45.2 percent from $200.7 million in 2023. Our average cost of these funds increased 111 basis points to 4.07 percent in 2024, from 2.96 percent in 2023. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

At December 31, 2024 and 2023, the Company had $1.4 billion and $0.9 billion in uninsured deposits in excess of the FDIC insurance limit of $250,000.

At December 31, 2024 and 2023, the Company had $184.0 million and $121.3 million, respectively, in time deposits in excess of $250,000 maturing as disclosed in the table below. Brokered deposits in the amount of $256.5 million at December 31, 2024 and $261.0 million at December 31, 2023 are not included in time deposits more than $250,000.

(Dollars in thousands)	2024	2023
Within three months	$70,276	$23,740
After three months but within six months	59,377	20,165
After six months but within twelve months	42,404	64,582
After twelve months	11,982	12,778
Total	$184,039	$121,265

In addition to deposit gathering, we have a secondary source of liquidity through existing credit arrangements with the FHLB, FRB and other correspondents. At December 31, 2024, our maximum borrowing capacity with the FHLB was $1.7 billion of which $99.1 million was outstanding in borrowings and $487.8 million outstanding in the form of irrevocable standby letters of credit. Depending upon deposit activity and loan growth in 2025, we may the utilize these credit arrangements. For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Additionally, the Company assumed $10.3 million of floating rate junior subordinated deferrable interest debentures, as a result of the FNCB merger at a fair market value of $8.0 million. The debentures and corresponding trust preferred securities have a variable interest rate which resets quarterly to 3-month CME Term SOFR plus a spread adjustment of 0.26161 and a margin of 1.67 percent.

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

IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our Board of Directors and senior management that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy. We believe our risk management practices with regard to IRR were suitable and adequate given the level of IRR exposure at December 31, 2024.

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

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
(Dollars in thousands, except ratios)	three months	twelve months	five years	five years		Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$8,593	$	$	$		$8,593
Federal funds sold	80,229					80,229
Investment securities	67,892	94,650	242,998		201,403	606,943
Total loans	1,085,787	596,834	1,948,055		321,053	3,951,729
Total rate-sensitive assets	$1,242,501	$691,484	$2,191,053		$522,456	$4,647,494
Rate-sensitive liabilities:
Money market accounts	$936,239	$	$	$		$936,239
Interest-bearing demand and NOW accounts	594,266				644,587	1,238,853
Savings accounts					492,180	492,180
Time deposits less than $100 thousand	205,735	198,706	64,866		1,681	470,988
Time deposits $100 thousand or more	123,636	192,551	16,054		1,537	333,778
Short-term borrowings	15,900					15,900
Long-term debt	10,324	30,565	57,748			98,637
Subordinated debt		33,000				33,000
Junior subordinated debt	8,039					8,039
Total rate-sensitive liabilities	$1,894,139	$454,822	$138,668		$1,139,985	$3,627,614
Rate-sensitivity gap:
Period	$(651,638)	$236,662	$2,052,385		$(617,529)	1,019,880
Cumulative	$(651,638)	$(414,976)	$1,637,409		$1,019,880
RSA/RSL ratio:
Period	0.66	1.52	15.80		0.46
Cumulative	0.66	0.82	1.66		1.28	1.28

At December 31, 2024, we had cumulative one-year RSA/RSL ratio of 0.82, a positive gap. At December 31, 2023, we had cumulative one-year RSA/RSL of 0.73, a positive gap. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. The overall focus of ALCO is to maintain a well-balanced IRR position in order to safeguard future earnings during varying volatile interest rate environments. During 2024, as interest rates moved lower due to the FOMC’s determination that the risks to its dual mandate of price stability and maximum employment were roughly in balance, ALCO focused on funding costs and structure of its earning assets.

ALCO will continue to focus efforts on strategies in 2025 to improve asset yields and control funding costs to mitigate expected net interest income compression in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

The change in our cumulative one-year ratio from the previous year-end resulted from a $722.0 million or 59.6 percent increase in RSA partially offset by a $681.9 million or 40.9 percent increase in RSL maturing or repricing within one year. The increase in RSA resulted primarily from a $675.0 million increase in loans and a $112.0 million in investment securities.

With respect to the $681.9 million increase in RSL maturing or repricing within a twelve month time horizon, non-maturity deposits decreased $212.7 million due to customers seeking liquid accounts and saving at a higher percentage, while time deposits increased $388.9 million. Short-term borrowings decreased $1.7 million. Long-term borrowings increased $40.9 million.

Static gap analysis, although a credible measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position and variations occur daily as we adjust our rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of our Asset/Liability Management Policy assigns personal interest-bearing demand and NOW accounts to the “Due after three months but within twelve months” repricing interval. In reality, these accounts may reprice less frequently and in different magnitudes than changes in general market interest rate levels.

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2025, would decrease 0.2 percent from model results using current interest rates.

We will continue to monitor our IRR position in 2025 and anticipate employing deposit and loan pricing strategies and directing the reinvestment of loan and investment payments and prepayments in order to maintain our target IRR position.

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

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available for sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB. At December 31, 2024, our maximum borrowing capacity with the FHLB was $1.7 billion of which $99.1 million was outstanding in borrowings and $487.8 million outstanding in the form of irrevocable standby letters of credit. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

We maintain a contingency funding plan to address liquidity in the event of a funding crisis. Examples of some of the causes of a liquidity crisis include, among others, natural disasters, pandemics, war, events causing reputational harm and severe and prolonged asset quality problems. The plan recognizes the need to provide alternative funding sources in times of crisis that go beyond our core deposit base. As a result, we have created a funding program that ensures the availability of various alternative wholesale funding sources that can be used whenever appropriate. Identified alternative funding sources include:

●	FHLB Pittsburgh liquidity contingency line of credit;
●	Federal Reserve discount window;
●	Internet certificates of deposit;
●	Brokered deposits;
●	Institutional Deposit Corporation deposits;
●	Repurchase agreements;
●	Correspondent bank lines of credit and
●	Federal funds purchased.

To further supplement our borrowing capacity, we also maintain a borrower-in-custody of collateral arrangement at the Federal Reserve that enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the Federal Reserve. At December 31, 2024 our borrowing capacity at the Federal Reserve related to this program was $476.0 million and there were no amounts outstanding. At December 31, 2024, eligible securities pledged at the FRB discount window totaled $145.5 million. For additional information, see Note 12 “Short-term borrowings”.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2024. At December 31, 2024, our noncore funds consisted of time deposits in denominations of $100 thousand or more, brokered deposits, short-term borrowings, and long-term and subordinated debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2024, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 12.7 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 6.6 percent. Comparatively, our ratios equaled 12.1 percent and 4.7 percent at the end of 2023, which indicates an increased reliance on our noncore funds in 2024 with an improved ability to offset them with more liquid assets. Our basic liquidity surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, decreased to 5.8 percent at December 31, 2024, from 9.7 percent at December 31, 2023 due in part to utilizing a portion of our federal funds sold balances to call and payoff $100.7 million of brokered CDs to enhance net interest income. We will continue to focus on increasing liquidity in the coming year through implementation of competitive deposit pricing strategies and monitoring of investment and loan cash flows.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents decreased $51.5 million for the year ended December 31, 2024, primarily due to loan growth outpacing deposit growth and the repayment of borrowings. For the year ended December 31, 2023, cash and cash equivalents increased $149.5 million.

 Operating activities provided net cash of $33.9 million in 2024 and $33.3 million in 2023. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, and the provision for credit losses, is the primary source of funds from operations.

Net cash used by financing activities equaled $472.6 million in 2024. Net cash provided by financing activities was $142.0 million in 2023. Deposit gathering, which is our predominant financing activity, decreased in 2024 versus 2023 and resulted in a net cash outflow in 2024 of $299.8 million and an inflow of $232.4 million in 2023. Short-term borrowing repayments decreased net cash by $131.4 million in 2024 and decreased cash by $97.3 million in 2023. Long term borrowings resulted in a net outflow of $23.3 million in 2024, and net inflow of $24.4 million in 2023. Dividends also resulted in outflows of $18.1 million in 2024 versus $11.7 million in 2023.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash provided in investing activities totaled $387.1 million in 2024 and used $25.8 million and 2023. Net cash provided from lending activities was $61.7 million in 2024, and used $123.3 million in 2023. We anticipate a more challenging environment faced by financial institutions in maintaining strong liquidity positions in 2025. Our continued growth in our expansion markets coupled with our mature markets is expected to continue to produce loan demand throughout 2025, albeit at a slower pace. We expect to fund such demand through deposit gathering initiatives, more relationship lending with deposits, payments and prepayments on loans and investments and advances from the FHLB. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions decline, deposit gathering may be negatively impacted. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we will have the means to provide adequate cash to fund our normal operations in 2025.

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

Based on the recent regulatory emphasis placed on banks to assure capital adequacy, our Board of Directors annually reviews and approves a capital plan. Among other specific objectives, this comprehensive plan: (i) attempts to ensure that we and the Bank remain well capitalized under the regulatory framework for prompt corrective action; (ii) evaluates our capital adequacy exposure through a comprehensive risk assessment; (iii) incorporates periodic stress testing in accordance with the Federal Reserve Board’s Supervisory Capital Assessment Program (“SCAP”); (iv) establishes event triggers and action plans to ensure capital adequacy; and (v) identifies realistic and readily available alternative sources for augmenting capital if higher capital levels are required.

 Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and the Bank’s risk-based capital ratios have consistently exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 10.41 percent and 12.10 percent at December 31, 2024 and 2023, respectively. Our Total capital ratio was 12.34 percent and 14.16 percent at December 31, 2024 and 2023, respectively. Our and the Bank’s common equity Tier I capital to risk-weighted assets ratios were 10.16 percent and 10.95 percent at December 31, 2024 and 12.10 percent and 13.30 percent at December 31, 2023. Our Leverage ratio, which equaled 7.97 percent at December 31, 2024 and 8.50 percent at December 31, 2023, exceeded the minimum of 4.0 percent for capital adequacy purposes. The Bank reported Tier 1 capital, Total capital and Leverage ratios of 10.95 percent, 12.04percent and 8.37 percent at December 31, 2024, and 13.30 percent, 14.12 percent and 9.34 percent at December 31, 2023. Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at December 31, 2024. There are no conditions or events since this notification that we believe have changed the Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

Stockholders’ equity was $469.0 million or $46.94 per share at December 31, 2024, and $340.4 million or $48.35 per share at December 31, 2023. The $128.6 million increase in capital surplus due to the merger, partially offset by retained earnings as dividends paid exceeded net income in 2024 and by a $3.7 million decrease in accumulated other comprehensive loss (“AOCL”) at December 31, 2024 resulting from a reduction in the unrealized loss on available for sale securities.

We declared dividends of $2.06 per share in 2024, $1.64 per share in 2023, and $1.58 per share in 2022. The dividend payout ratio, dividends declared as a percent of net income, equaled 208.1 percent in 2024, 42.8 percent in 2023 and 29.9 percent in 2022. Our Board of Directors intends to continue paying cash dividends in the future and has declared a cash dividend in the first quarter of 2025 of $0.6175 per share. Our ability to declare and pay dividends in the future is based on our operating results, financial and economic conditions, capital and growth objectives, dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, the Bank, for payment of dividends to stockholders. The Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Since 2014, our Board of Directors has adopted various common stock repurchase plans whereby we were authorized to repurchase shares of our outstanding common stock through open market purchases. During 2024 there were no shares repurchased. We purchased and retired 131,686 shares for $5.9 million during 2023 and purchased and retired 27,733 shares for $1.3 million during 2022.

Management’s Discussion and Analysis 2024 versus 2023

Review of Financial Performance:

Net income for the twelve months ended December 31, 2024, totaled $8.5 million or $0.99 per diluted share compared to $27.4 million or $3.83 per diluted share for the comparable period of 2023.  Net income for the current period decreased $18.9 million when compared to the twelve months ended December 31, 2023 due to $30.5 million of non-recurring charges, including $16.2 million of acquisition expenses and a $14.3 million provision for credit losses on non-PCD loans acquired in the merger, which were partially offset by higher interest income due to increased levels of earning assets.

Fully tax-equivalent (“FTE”) net interest income, a non-GAAP measure for the twelve months ended December 31, increased $29.7 million to $118.4 million in 2024 from $88.7 million in 2023. The increase in FTE net interest income was primarily the result of higher loan interest income due to increased volume and rates on new loans acquired through the FNCB merger and an additional $9.0 million from accretion of purchase accounting marks on loans. Higher operating expenses of $38.9 million, including an increase of $14.4 million of acquisition related expenses, and an increased provision for credit losses of $18.6 million were partially offset by a $4.2 million increase in noninterest income.

Our productivity is measured by the efficiency ratio, a non-GAAP measure, defined as noninterest expense less amortization of intangible assets and acquisition related expenses divided by the total of tax-equivalent net interest income and noninterest income. Our efficiency ratio was 63.8 percent in 2024 and 64.1 percent in 2023.

Non-GAAP Financial Measures:

The following are non-GAAP financial measures, which provide useful insight to the reader of the consolidated financial statements, but should be supplemental to GAAP used to prepare Peoples’ financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the FTE adjustment was 21 percent for 2024, 2023, and 2022.The following table reconciles the non-GAAP financial measures of FTE net interest income for the years ended 2024, 2023 and 2022:

(Dollars in thousands)
Twelve Months Ended December 31	2024	2023	2022
Interest income (GAAP)	$211,460	$149,851	$111,334
Adjustment to FTE	2,367	1,917	1,901
Interest income adjusted to FTE (non-GAAP)	213,827	151,768	113,235
Interest expense	95,471	63,097	15,585
Net interest income adjusted to FTE (non-GAAP)	$118,356	$88,671	$97,650

The non-GAAP efficiency ratio is noninterest expenses, less amortization of intangible assets and acquisition related expenses, as a percentage of FTE net interest income plus noninterest income less gains and/or losses on debt security sales and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the years ended 2024, 2023, and 2022:

(Dollars in thousands, except percents)
Twelve Months Ended December 31	2024	2023	2022
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$106,726	$67,820	$62,677
Less: amortization of intangible assets expense	3,367	105	363
Less: acquisition related expenses	16,200	1,816
Noninterest expense adjusted (non-GAAP)	87,159	65,899	62,314

Net interest income (GAAP)	115,989	86,754	95,749
Plus: taxable equivalent adjustment	2,367	1,917	1,901
Noninterest income (GAAP)	18,336	14,133	11,845
Less: net gains (losses) on equity securities	132	(11)	(31)
Less: net gains (losses) on sale of available for sale securities	1	81	(1,976)
Net interest income (FTE) plus noninterest income (non-GAAP)	$136,559	$102,734	$111,502
Efficiency ratio (non-GAAP)	63.8%	64.1%	55.9%

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

Similar to all banks, we consider the maintenance of an adequate net interest margin to be of primary concern. The current economic environment has been changing, with slow declines in interest rates. This is in contrast to prior years where the impact of the pandemic pushed interest rates to historical lows, followed by multiple increases in interest rates to help reduce inflation indicators. In addition to market rates and competition, nonperforming asset levels are of particular concern for the banking industry and may place additional pressure on net interest margins. Nonperforming assets may change, given the uncertainty of the national and global economies, particularly the labor markets. No assurance can be given as to how general market conditions will change or how such changes will affect net interest income. We anticipate continued margin pressure into the coming year as a result of interest rates remaining elevated.

While the FOMC has decelerated rate reductions in its efforts to curb inflationary pressures, we and our competitors focus on building on-balance sheet liquidity while alternative funding sources become more expensive.

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

Net interest income changes due to rate and volume

	2024 vs 2023			2023 vs 2022
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
(Dollars in thousands)	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$55,894	$23,353	$32,541	$33,508	$20,140	$13,368
Tax-exempt	2,185	1,327	858	688	394	294
Investments:
Taxable	5,103	3,963	1,140	(320)	801	(1,121)
Tax-exempt	(41)	34	(75)	(612)	(160)	(452)
Interest-bearing deposits	163	1	162	234	266	(32)
Federal funds sold	(1,245)	(1,014)	(231)	5,035	4,517	518
Total interest income	62,059	27,664	34,395	38,533	25,958	12,575
Interest expense:
Money market accounts	6,957	10,211	(3,254)	17,719	16,901	818
Interest-bearing demand and NOW accounts	8,088	(996)	9,084	11,093	11,160	(67)
Savings accounts	3,631	3,655	(24)	498	547	(49)
Time deposits less than $100	4,780	(151)	4,931	12,045	7,381	4,664
Time deposits $100 or more	5,917	2,677	3,240	4,574	4,187	387
Short-term borrowings	111	175	(64)	817	939	(122)
Long-term debt	2,475	113	2,362	766	(5)	771
Junior subordinated debt	415		415
Total interest expense	32,374	15,684	16,690	47,512	41,110	6,402
FTE net interest income changes (Non-GAAP)	$29,685	$11,980	$17,705	$(8,979)	$(15,152)	$6,173

FTE net interest income, a non-GAAP measure, was $118.4 million in 2024 and $88.7 million in 2023. There was a positive volume variance and a positive rate variance. The growth in average interest-earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $17.7 million. A rate variance resulted in an increase in net interest income of $12.0 million as assets repriced quicker than liabilities.

Average earning assets increased $666.2 million to $4.2 billion in 2024 from $3.5 billion in 2023 and accounted for a $34.4 million increase in interest income. Average loans increased $625.1 million, which caused interest income to increase $33.4 million. Average taxable investments increased $61.2 million comparing 2024 and 2023, which resulted in increased interest income of $1.1 million while average tax-exempt investments decreased $3.3 million, which resulted in a decrease to interest income of $75 thousand. Average federal funds sold decreased $19.8 million, which resulted in a decrease to interest income of $0.2 million.

Average interest-bearing liabilities grew $650.6 million to $3.3 billion in 2024 from $2.6 billion in 2023 resulting in a net increase in interest expense of $16.7 million. In addition, interest-bearing transaction accounts, including money market, interest-bearing demand and NOW and savings accounts grew $377.3 million, which in aggregate caused a $5.8 million increase in interest expense. Large denomination time deposits averaged $90.7 million more in 2024 and caused interest expense to increase $3.2 million. An increase of $130.7 million in average time deposits less than $100 thousand increased interest expense by $4.9 million. Short-term borrowings averaged $1.2 million less and decreased interest expense $64 thousand while long-term debt averaged $49.0 million more and increased interest expense by $2.4 million comparing 2024 and 2023. Subordinated debt was unchanged, comparing 2024 and 2023. Junior subordinated debt averaged $4.0 million in 2024 and resulted in $0.4 million in 2024, compared to none in 2023.

A favorable rate variance occurred, as the tax-equivalent yield on earning assets increased 80 basis points and there was 51 basis points increase in the cost of funds. Tax-equivalent net interest income increased $29.7 million comparing 2024 and 2023. The tax-equivalent yield on earning assets was 5.14 percent in 2024 compared to 4.34 percent in 2023 resulting in an increase in interest income of $27.7 million. With the tax-equivalent yield on the investment portfolio increasing 66 basis points to 2.43 percent in 2024 from 1.77 percent in 2023, interest income increased $4.0 million. The tax-equivalent yield on the loan portfolio increased 81 basis points to 5.62 percent in 2024 from 4.81 percent in 2023 and resulted in an increase to interest income of $24.7 million.

An unfavorable rate variance was experienced in the cost of funds. We experienced increases in the rates paid on most major categories of interest-bearing liabilities. Specifically, the cost of non-maturity deposit accounts increased 48 basis points comparing 2024 and 2023. These increases resulted in an increase in interest expense of $12.9 million. The average rate paid for time deposits less than $100 thousand decreased 4 basis points while time deposits $100 thousand or more increased 111 basis points, which together resulted in an $2.5 million increase in interest expense. The average rate paid on short-term borrowings increased 47 basis points in 2024 when compared to 2023, causing a $175 thousand increase in interest expense. Interest expense increased $0.1 million from a 52 basis point increase in the average rate paid on long-term debt. Subordinated debt remained unchanged in both rate and the amount of interest paid in 2024 compared to 2023. Junior subordinated debt, acquired in the FNCB merger, added $0.4 million in interest expense.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available for sale securities at amortized cost. Income on tax-free investment securities and loans is adjusted to a tax-equivalent basis, a non-GAAP measure, using the prevailing federal statutory tax rate of 21.0 percent in 2024, 2023 and 2022.

 Summary of net interest income

	Year ended
	December 31, 2024			December 31, 2023
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$3,205,564	$184,907	5.77%	$2,605,927	$129,013	4.95%
Tax-exempt	251,300	9,309	3.70	225,839	7,124	3.15
Total loans	3,456,864	194,216	5.62	2,831,766	136,137	4.81
Investments:
Taxable	529,649	13,019	2.46	468,403	7,916	1.69
Tax-exempt	87,563	1,962	2.24	90,897	2,003	2.20
Total investments	617,212	14,981	2.43	559,300	9,919	1.77
Interest-bearing deposits	9,434	498	5.28	6,373	335	5.26
Federal funds sold	78,698	4,132	5.25	98,535	5,377	5.46
Total interest-earning assets	4,162,208	213,827	5.14%	3,495,974	151,768	4.34%
Less: allowance for credit losses	30,724			24,377
Other assets	362,130			211,618
Total assets	$4,493,614			$3,683,215
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$621,993	$29,643	4.77%	$714,940	$22,686	3.17%
Interest-bearing demand and NOW accounts	1,261,095	23,674	1.88	779,977	15,586	2.00
Savings accounts	463,199	4,625	1.00	474,028	994	0.21
Time deposits less than $100	480,737	18,124	3.77	349,990	13,344	3.81
Time deposits $100 or more	291,482	11,868	4.07	200,743	5,951	2.96
Total interest-bearing deposits	3,118,506	87,934	2.82	2,519,678	58,561	2.32
Short-term borrowings	37,083	2,031	5.48	38,331	1,920	5.01
Long-term debt	68,441	3,317	4.85	19,448	842	4.33
Subordinated debt	33,000	1,774	5.38	33,000	1,774	5.38
Junior subordinated debt	4,028	415	10.30
Total borrowings	142,552	7,537	5.29	90,779	4,536	5.00
Total interest-bearing liabilities	3,261,058	95,471	2.93%	2,610,457	63,097	2.42%
Noninterest-bearing deposits	714,824			698,749
Other liabilities	106,970			44,786
Stockholders’ equity	410,762			329,223
Total liabilities and stockholders’ equity	$4,493,614			$3,683,215
Net interest income/spread		$118,356	2.21%		$88,671	1.92%
Net interest margin (Non-GAAP)			2.84%			2.54%
Tax-equivalent adjustments:
Loans		$1,955			$1,496
Investments		412			421
Total adjustments		$2,367			$1,917

Note: Average balances were calculated using average daily balances. Interest income on loans includes fees of $0.9 million in 2024, $0.4 million in 2023 and $1.9 million in 2022. The decrease in 2023 is primarily due to lower origination fees.

	2022
			Average
	Average	Interest Income/	Interest
(Dollars in thousands, except percents)	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,306,455	$95,505	4.14%
Tax-exempt	216,195	6,436	2.98
Total loans	2,522,650	101,941	4.04
Investments:
Taxable	537,566	8,236	1.53
Tax-exempt	111,083	2,615	2.35
Total investments	648,649	10,851	1.67
Interest-bearing deposits	8,536	101	1.17
Federal funds sold	53,056	342	0.65
Total interest-earning assets	3,232,891	113,235	3.50%
Less: allowance for loan losses	29,298
Other assets	210,392
Total assets	$3,413,985
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$624,528	$4,967	0.80%
Interest-bearing demand and NOW accounts	791,653	4,493	0.57
Savings accounts	520,770	496	0.10
Time deposits less than $100	127,801	1,299	1.02
Time deposits $100 or more	162,998	1,377	0.84
Total interest-bearing deposits	2,227,750	12,632	0.57
Short-term borrowings	42,680	1,103	2.58
Long-term debt	1,634	76	4.65
Subordinated debt	33,000	1,774	5.38
Total borrowings	77,314	2,953	3.82
Total interest-bearing liabilities	2,305,064	15,585	0.68%
Noninterest-bearing deposits	753,399
Other liabilities	34,517
Stockholders’ equity	321,005
Total liabilities and stockholders’ equity	$3,413,985
Net interest income/spread		$97,650	2.82%
Net interest margin (Non-GAAP)			3.02%
Tax-equivalent adjustments:
Loans		$1,352
Investments		549
Total adjustments		$1,901

Provision for Credit Losses:

The ACL increased $19.9 million to $41.8 million at December 31, 2024, from $21.9 million at the end of 2023. The current year includes an additional $14.3 million adjustment for non-PCD loans related to the merger with FNCB. In 2023, the Company transitioned to ASU 2016-13 Financial Instruments – Credit Losses (Topic 326), commonly referred to as CECL. The transition resulted in a decrease of $3.3 million to the ACL at adoption, and a net provision of $0.6 million.

Noninterest Income:

Our noninterest income for 2024 was $18.3 million compared with $14.1 million for the year ago period, an increase of $4.2 million. The increase was primarily due to an increase in service charges, fees and commissions of $2.9 million due to increased transaction and account volume from the FNCB merger. In addition, wealth management income increased $0.5 million, BOLI income increased $0.5 million and gains on equity securities increased $0.1 million while interest rate swap revenue decreased $0.1 million on lower origination volume and market value adjustments.

Noninterest Expense:

In general, our noninterest expense is categorized into three main groups, including employee-related expense, occupancy and equipment expense and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income and utility costs. Other expenses include general operating expenses such as marketing, other taxes, stationery and supplies, contractual services, insurance, including FDIC assessment and loan collection costs. During 2024 and 2023, we incurred non-recurring expenses related to our merger with FNCB Bancorp, Inc., such as legal and consulting costs. Some of our noninterest costs and expenses are variable while the remainder is fixed. We utilize budgets and other related strategies in an effort to control the variable expenses. The major components of noninterest expense for the past three years are summarized as follows:

(Dollars in thousands)	2024	2023	2022
Salaries and employee benefits expense:
Salaries and payroll taxes	$39,125	$30,173	$29,308
Employee benefits	6,621	5,112	4,245
Salaries and employee benefits expense	45,746	35,285	33,553
Occupancy and equipment expenses:
Occupancy expense	7,564	6,032	5,739
Equipment expense	14,567	11,114	10,839
Occupancy and equipment expenses	22,131	17,146	16,578
Acquisition related expenses	16,200	1,816
Amortization of intangible assets	3,367	105	363
Other expenses:
Professional fees and outside services	3,269	2,810	2,715
FDIC insurance and assessments	3,158	2,131	1,300
Donations	1,825	1,619	1,381
Other taxes	1,231	1,083	1,559
Advertising	827	545	943
Stationery and supplies	702	445	431
Net gain on sale of other real estate owned		(18)	(478)
Other	8,270	4,853	4,332
Other expenses	19,282	13,468	12,183
Total noninterest expense	$106,726	$67,820	$62,677

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 42.9 percent of the total noninterest expense. Salaries and employee benefits expense increased $10.4 million to $45.7 million in 2024 from $35.3 million in 2023. Salaries and payroll taxes increased $8.9 million and employee benefits expense increased $1.5 million. The higher salary and benefits expense in 2024 was due primarily to the addition of 195 full time equivalent employees from FNCB at the time of the FNCB merger.

Occupancy and equipment expense increased $5.2 million to $22.3 million in 2024 from $17.1 million in 2023, due to higher technology costs related to system integration, increased account and transaction volumes, and increased facility expenses from the FNCB merger.

Acquisition related expenses totaled $16.2 million and $1.8 million in 2024 and 2023, respectively.

Amortization of intangible assets totaled $3.4 million in 2024 compared to $105 thousand and $363 thousand in 2023 and 2022, respectively. The increase was due primarily to amortization of the core deposit intangible created at the merger.

Other expenses, which consist of, professional fees and outside services, FDIC insurance and assessments, donations, other taxes, advertising,  stationary and supplies, net gains on the sale of other real estate and all other expenses increased $5.6 million, due primarily to increased FDIC insurance assessments of $1.0 million, an $0.8 million write-down of a former branch office, higher check losses of $0.6 million and higher other expenses due to the larger financial institution. The year ago period included a $0.8 million increase in FDIC insurance assessments.

Income Taxes:

Our income tax benefit was $30 thousand and our effective tax rate was 0.36 percent for the year ended December 31, 2024, a decrease from income tax expense of $5.1 million and an effective tax rate of 15.8 percent for the year ended December 31, 2023. The decrease in 2024 was primarily due to lower pretax income and higher levels of tax adjustments such as tax-exempt interest income, investment tax credits and BOLI income.

We utilize loans and investments in tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. The tax benefit of tax-exempt income was 14.6 percent of pre-tax income in 2024 and 3.3 percent in 2023.

The effective tax rate in 2024 and 2023 was also influenced by the recognition of investment tax credits related to our limited partnership investments in elderly and low- to- moderate-income residential housing programs which allow us to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $631 thousand in 2024 and $755 thousand in 2023.

Tax exempt BOLI income reduced our income tax expense by $360 thousand and 4.25 percent of pre-tax income compared to $221 thousand and 0.68 percent in 2024 and 2023, respectively.

Management’s Discussion and Analysis 2023 versus 2022

Review of Financial Position:

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

Nonperforming assets equaled $4.9 million or 0.13 percent of total assets at December 31, 2023 compared to $4.1 million or 0.12 percent at December 31, 2022. The allowance for credit losses equaled $21.9 million or 0.77 percent of loans, net, at December 31, 2023, compared to $27.5 million or 1.01 percent at year-end 2022. Loans charged-off, net of recoveries equaled $2.9 million or 0.10 percent of average loans in 2023, compared to $0.5 million or 0.02 percent of average loans in 2022.

Investment Portfolio:

Investment securities decreased $85.1 million, to $483.9 million at December 31, 2023, from $569.0 million at December 31, 2022. At December 31, 2023, the investment portfolio consisted of $398.9 million of investment securities classified as available for sale and $84.9 million classified as held to maturity. There were no security purchases in 2023. Security purchases totaled $138.7 million in 2022. Repayments of investment securities totaled $31.5 million in 2023 and $46.9 million in 2022.

Investment securities averaged $559.3 million and equaled 16.0 percent of average earning assets in 2023, compared to $648.6 million and 20.1 percent of average earning assets in 2022. The tax-equivalent yield on the investment portfolio increased 10 basis points to 1.77 percent in 2023 from 1.67 percent in 2022. The increase in the tax-equivalent yield is due in part to the sale of lower yielding investments during the three months ended March 31,2023.

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

Asset Quality:

Nonperforming assets consist of nonperforming loans, which include nonaccrual loans, modified loans for borrowers experiencing difficulty and accruing loans past due 90 days or more. For a discussion of our policy regarding nonperforming assets and the recognition of interest income on impaired loans, refer to the notes entitled, “Summary of significant accounting policies — Nonperforming assets,” and “Loans, net and allowance for credit losses” in the Notes to Consolidated Financial Statements to this Annual Report which are incorporated in this item by reference.

Nonperforming assets increased $0.8 million or 19.7 percent when compared to year-end 2022. Additionally, our nonperforming assets as a percentage of total assets increased slightly to 0.13 percent at December 31, 2023 from 0.12 percent at December 31, 2022, and our nonperforming loans as a percentage of loans, net increased to 0.17 percent from 0.15 percent at December 31, 2022. Loans on nonaccrual status, excluding modified loans for borrowers experiencing difficulty, increased $0.8 million due primarily to placing a collateral dependent commercial real estate loan on nonaccrual as the primary source of repayment is in doubt and there is limited secondary sources due to bankruptcy.

At December 31, 2023 and 2022, there were no foreclosed properties. Loans past due ninety days and accruing increased $0.2 million and include eight residential mortgages. For a further discussion of assets classified as nonperforming assets and potential problem loans, refer to Note 4, “Loans, net and the allowance for credit losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual, commercial and municipal customers. Total deposits grew $232.4 million or 7.6 percent to $3.3 billion at the end of 2023. The increase in deposits was due to a $237.4 million net increase in brokered deposits, $129.3 million in commercial deposits and a $9.0 million increase in municipal deposits, partially offset by $143.3 million in reduced retail deposits.

During the twelve months ended December 31, 2023, we purchased $259.0 million of brokered certificate of deposits at a weighted average all-in cost of 5.16 percent and a weighted average original term of 3.6 years. The majority of the brokered CDs, $249.2 million, were purchased with a call feature. At December 31, 2023, the Company has the option to call the entire portfolio of callable CDs at any time. These purchases occurred during the first six months of 2023 and were through an approved registered broker, as part of an Asset/Liability Committee (“ALCO”) strategy to increase on-balance sheet liquidity by utilizing a portion of our contingent funding sources and mitigate interest rate exposure to higher rates. At year end, brokered deposits totaled $261.0 million and represented 8 percent of total deposits. Furthermore, in 2023, the Company had a brokered deposit to total asset policy limit of 10 percent, and at December 31, 2023, the percentage was 7.0 percent.

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

With regard to interest-bearing deposits, interest-bearing transaction accounts, which include money market accounts and interest-bearing demand and NOW accounts, and savings accounts, increased $25.7 million in 2023. Commercial interest-bearing transaction accounts increased $165.6 million, while personal interest-bearing transaction accounts decreased $44.9 million. Savings accounts decreased $94.9 million during 2023 as customers shifted a portion of their low-rate deposits to higher rate alternative deposit products.

Total time deposits increased $334.8 million to $626.7 million at December 31, 2023 from $291.9 million at December 31, 2022. The increase was due to the addition of callable brokered CDs during 2023 to improve on-balance sheet liquidity.

Total deposits averaged $3.2 billion in 2023 and $3.0 billion in 2022, increasing $237.3 million or 8.0 percent comparing 2023 to 2022. Average noninterest-bearing deposits decreased $54.7 million, while average interest-bearing accounts grew $291.9 million. Average interest-bearing transaction deposits, including money market and interest-bearing demand and NOW, and savings accounts, increased $32.0 million while average total time deposits increased $259.9 million when comparing 2023 and 2022.

Our cost of interest-bearing deposits increased to 2.32 percent in 2023. Specifically, the cost of money market accounts increased 237 basis points to 3.17 percent from 0.80 percent and interest-bearing demand and NOW accounts increased 143 basis points to 2.00 percent. The increases in the cost of our interest-bearing deposits are due to the FOMC rate increases as rate-sensitive customers require higher rates on their deposits along with competitive pressure for deposits. We expect our cost of funds to continue to rise in 2024 but at a slower pace than 2023.

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

The change in our cumulative one-year ratio from the previous year-end resulted from a $20.7 million or 20.0 percent increase in RSA offset by a $191.1 million or 12.9 percent increase in RSL maturing or repricing within one year. The increase in RSA resulted primarily from a $144.7 million increase in federal funds sold.

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

  Operating activities provided net cash of $33.3 million in 2023 and $42.4 million in 2022. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, and the provision for credit losses, is the primary source of funds from operations.

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

Capital Adequacy:

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and the Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 12.10 percent and 11.13 percent at December 31, 2023 and 2022, respectively. Our Total capital ratio was 14.16 percent and 12.13 percent at December 31, 2023 and 2022, respectively. Our and the Bank’s common equity Tier I capital to risk-weighted assets ratios were 12.10 percent and 13.30 percent at December 31, 2023 and 11.13 percent and 12.27 percent at December 31, 2022. Our Leverage ratio, which equaled 8.50 percent at December 31, 2023 and 9.03 percent at December 31, 2022, exceeded the minimum of 4.0 percent for capital adequacy purposes. The Bank reported Tier 1 capital, Total capital and Leverage ratios of 13.30 percent, 14.12 percent and 9.34 percent at December 31, 2023, and 12.27 percent, 13.26 percent and 9.69 percent at December 31, 2022. Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at December 31, 2023. There are no conditions or events since this notification that we believe have changed the Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

Fully tax-equivalent (“FTE”) net interest income, a non-GAAP measure, was $88.7 million in 2023 and $97.7 million in 2022. Our net interest margin equaled 2.54 percent in 2023 and 3.02 percent in 2022. Noninterest income totaled $14.1 million 2023 and $11.8 million in 2022. Noninterest expense was $67.8 million for the year ended December 31, 2023 compared to $62.7 million for the year ended December 31, 2022. Our productivity is measured by the efficiency ratio, a non-GAAP measure, defined as noninterest expense less amortization of intangible assets and acquisition related expenses divided by the total of tax-equivalent net interest income and noninterest income. Our efficiency ratio was 64.1 percent in 2023 and 55.9 percent in 2022.

Net Interest Income:

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

Average interest-bearing liabilities grew $305.4 million to $2.6 billion in 2023 from $2.3 billion in 2022 resulting in a net increase in interest expense of $6.4 million. In addition, interest-bearing transaction accounts, including money market, interest-bearing demand and NOW and savings accounts grew $32.0 million, which in aggregate caused a $0.7 million increase in interest expense. Large denomination time deposits averaged $37.7 million more in 2023 and caused interest expense to increase $0.4 million. An increase of $222.2 million in average time deposits less than $100 thousand increased interest expense by $4.7 million, due primarily to an increase in brokered deposits secured as part of the Company’s strategy to improve on-balance sheet liquidity. Short-term borrowings averaged $4.3 million less and decreased interest expense $0.1 million while long-term debt averaged $17.8 million more and increased interest expense by $0.8 million comparing 2023 and 2022.

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

Provision for Credit Losses:

Effective January 1, 2023 the Company transitioned to ASU 2016-13 Financial Instruments – Credit Losses (Topic 326), commonly referred to as CECL. Based on our 2023 evaluation, we believe that the allowance is adequate to absorb any known and expected losses in the portfolio as of December 31, 2023. Refer to Note 1 “Summary of Significant Accounting Policies” for additional detail on the adoption of CECL.

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

The Company utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 16 to the Audited Consolidated Financial Statements for additional information.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of December 31, 2024 and December 31, 2023, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Model results at December 31, 2024 indicated a higher starting level of net interest income (“NII”) compared to the December 31, 2023 model as balance sheet growth from the merger with FNCB, a shift in balance sheet mix and lower interest-bearing liability costs resulted in an increase to the balance sheet spread of 79 basis points. Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments in the first year of simulation while a sustained falling rate environment presents the greatest potential risk to NII over the longer-term horizon. Our interest rate risk position at December 31, 2024 was less asset-sensitive than at December 31, 2023 due to a decrease in our floating rate overnight federal funds sold position and our lower fixed and adjustable rate assets being closer to their respective repricing and maturity dates.

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

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at December 31, 2024, based on our simulation model, is summarized as follows:

	December 31, 2024
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(1.2)	(20.0)	4.4	(40.0)
+300	(0.9)	(20.0)	3.7	(30.0)
+200	(0.7)	(10.0)	2.6	(20.0)
+100	(0.2)	(10.0)	1.9	(10.0)
Static
-100	0.2	(10.0)	(3.6)	(10.0)
-200	(0.5)	(10.0)	(9.3)	(20.0)
-300	(0.7)	(20.0)	(17.1)	(30.0)
-400	(0.3)	(20.0)	(29.1)	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2024, would decrease 0.2 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of this Annual Report, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 7A by reference.

Item 8.Financial Statement and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Peoples Financial Services Corp. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

As described in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of FNCB Bancorp, Inc. (FNCB), which is included in the 2024 consolidated financial statements of the Company and represented approximately 25% of the total assets and 21% of revenues as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of FNCB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communications of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Qualitative Loss Factors

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date.

Management employs a process and methodology to estimate the allowance for credit losses (ACL) on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial and industrial, municipal, commercial real estate, residential real estate, consumer loans and commercial equipment financing loans.

Quantitative loss factors are also supplemented by certain qualitative risk factors to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis described above. Qualitative factors that the Company considers include changes in lending policies and procedures, changes in management, changes in the quality of the loan review process, the existence of any concentrations of credit and other external factors. Qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the adverse stress credit loss scenarios using regulatory stress testing scenarios. The evaluation of the qualitative factor adjustments requires a significant amount of judgment by management and involves a high degree of subjectivity.

We identified the qualitative factor component of the ACL on loans collectively evaluated for credit loss as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of internal controls over qualitative factors, including controls addressing:

o	Management’s review over the evaluation of the appropriateness of the key assumptions and judgments used in the determination of qualitative factors
o	Management’s review of the relevance and reliability of data used in determination of the qualitative factors

●	Substantively testing management’s process related to qualitative factor adjustments which included:

o	Verifying the mathematical accuracy of the calculation supporting the qualitative factors
o	Agreeing calculation inputs to the Company’s internal and external source data
o	Testing the reliability of the underlying data on which the qualitative factors are based by comparing information to source documents and external information sources.
o	Evaluating the reasonableness of underlying regulatory stress testing scenarios used in development of the qualitative loss factors.

Business Combination – Valuation of Certain Acquired Loans

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, on July 1, 2024, the Company completed its merger with FNCB. The merger transaction was accounted for as a business combination and accordingly, the assets acquired and liabilities assumed from FNCB were recorded at fair value as of the merger date. Determination of the merger date fair values of loans acquired requires greater levels of management estimates and judgments.   The fair value of certain acquired loans was based on a discounted cash flow methodology.

We identified auditing the merger date fair value of certain acquired loans as a critical audit matter because it required especially subjective auditor judgment. The principal considerations resulting in our determination included significant judgment by management to determine the fair value of certain acquired loans, which led to a high degree of auditor judgment and subjectivity in performing procedures and the audit effort required to evaluate the reasonableness of management’s assumptions used, including the need for specialized skills.

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of management’s internal controls over the determination of merger date fair value of certain acquired loans, including controls addressing:

o	Evaluation of the reasonableness of methods and significant assumptions applied in the estimate of merger date fair value of certain acquired loans
o	Evaluation of the relevance and reliability of data used in the valuation of merger date fair value of certain acquired loans

●	Substantively evaluated the Company’s process to estimate the merger date fair value of certain acquired loans by testing certain sources of data that the Company used and considered the relevance and reliability of such data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
o	Developing an independent range of fair values for certain acquired loans, including the development of independent assumptions utilizing internal and external data
o	Assessing the Company’s estimate of fair value for certain acquired loans by comparing it to the independently developed range

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2017.

Allentown, Pennsylvania
March 28, 2025

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2024	2023
Assets:
Cash and cash equivalents
Cash and due from banks	$47,029	$33,524
Interest-bearing deposits in other banks	8,593	9,141
Federal funds sold	80,229	144,700
Total cash and cash equivalents	135,851	187,365

Investment securities:
Available for sale: Amortized cost of $575,288 and $450,454, respectively, net of allowance for credit losses of $0 at December 31, 2024 and December 31, 2023	526,329	398,927
Held to maturity: Fair value of $65,152 and $71,698, respectively, net of allowance for credit losses of $0 at December 31, 2024 and December 31, 2023	78,184	84,851
Equity investments carried at fair value	2,430	98
Total investment securities	606,943	483,876
Loans	3,993,505	2,849,897
Less: allowance for credit losses	41,776	21,895
Net loans	3,951,729	2,828,002
Loans held for sale		250
Goodwill	75,986	63,370
Premises and equipment, net	73,283	61,276
Bank owned life insurance	87,429	49,397
Deferred tax assets	35,688	13,770
Accrued interest receivable	15,632	12,734
Intangible assets, net	34,197
Other assets	74,919	42,249
Total assets	$5,091,657	$3,742,289

Liabilities:
Deposits:
Noninterest-bearing	$935,516	$644,683
Interest-bearing	3,472,036	2,634,354
Total deposits	4,407,552	3,279,037
Short-term borrowings	15,900	17,590
Long-term debt	98,637	25,000
Subordinated debt	33,000	33,000
Junior subordinated debt	8,039
Accrued interest payable	5,503	5,765
Other liabilities	54,076	41,475
Total liabilities	4,622,707	3,401,867

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 9,990,724, shares at December 31, 2024 and 7,040,852 shares at December 31, 2023	19,995	14,093
Capital surplus	250,695	122,130
Retained earnings	238,955	248,550
Accumulated other comprehensive loss	(40,695)	(44,351)
Total stockholders’ equity	468,950	340,422
Total liabilities and stockholders’ equity	$5,091,657	$3,742,289

See notes to consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

Year Ended December 31	2024	2023	2022
Interest income:
Interest and fees on loans:
Taxable	$184,907	$129,013	$95,505
Tax-exempt	7,354	5,628	5,084
Interest and dividends on investment securities:
Taxable	12,930	7,912	8,234
Tax-exempt	1,550	1,582	2,066
Dividends	89	4	2
Interest on interest-bearing deposits in other banks	498	335	101
Interest on federal funds sold	4,132	5,377	342
Total interest income	211,460	149,851	111,334

Interest expense:
Interest on deposits	87,934	58,561	12,632
Interest on short-term borrowings	2,031	1,920	1,103
Interest on long-term debt	3,317	842	76
Interest on subordinated debt	1,774	1,774	1,774
Interest on junior subordinated debt	415
Total interest expense	95,471	63,097	15,585
Net interest income	115,989	86,754	95,749
Provision for (credit to) credit losses	19,131	566	(449)
Net interest income after provision for (credit to) credit losses	96,858	86,188	96,198

Noninterest income:
Service charges, fees, commissions and other	10,673	7,728	7,076
Merchant services income	896	693	964
Commission and fees on fiduciary activities	2,270	2,219	2,229
Wealth management income	2,118	1,576	1,430
Mortgage banking income	389	390	511
Increase in cash surrender value of life insurance	1,572	1,067	1,020
Interest rate swap gain	285	390	622
Net gains (losses) on equity investment securities	132	(11)	(31)
Net gains (losses) on sale of investment securities available for sale	1	81	(1,976)
Total noninterest income	18,336	14,133	11,845

Noninterest expense:
Salaries and employee benefits expense	45,746	35,285	33,553
Net occupancy and equipment expense	22,296	17,146	16,578
Acquisition related expenses	16,200	1,816
Amortization of intangible assets	3,367	105	363
Net gains on sale of other real estate owned		(18)	(478)
Professional fees and outside services	3,269	2,810	2,715
FDIC insurance and assessments	3,158	2,131	1,300
Donations	1,825	1,619	1,381
Other expenses	10,865	6,926	7,265
Total noninterest expense	106,726	67,820	62,677
Income before income taxes	8,468	32,501	45,366
(Benefit) provision for income tax expense	(30)	5,121	7,276
Net income	8,498	27,380	38,090

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	2,569	14,804	(66,435)
Reclassification adjustment for net gain (loss) on sales included in net income	(1)	(81)	1,976
Change in benefit plan liabilities	1,518	1,129	370
Change in derivative fair value	632	(824)	(728)
Other comprehensive income (loss)	4,718	15,028	(64,817)
Income tax expense (benefit) related to other comprehensive income (loss)	1,062	3,043	(13,995)
Other comprehensive income (loss), net of income tax expense (benefit)	3,656	11,985	(50,822)
Comprehensive income (loss)	$12,154	$39,365	$(12,732)

Per share data:
Net income:
Basic	$1.00	$3.85	$5.31
Diluted	$0.99	$3.83	$5.28
Weighted average common shares outstanding:
Basic	8,531,122	7,107,908	7,168,092
Diluted	8,586,035	7,151,471	7,211,643
Dividends declared	$2.06	$1.64	$1.58

See notes to consolidated financial statements

 Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
For the Three Years Ended December 31, 2024	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2022	$14,341	$127,549	$203,750	$(5,514)	$340,126
Net income			38,090		38,090
Other comprehensive loss, net of income tax benefit				(50,822)	(50,822)
Cash dividends declared: $1.58 per common share			(11,325)		(11,325)
Stock compensation, including tax effects and expenses		534			534
Restricted stock issued: 16,403 shares	32	(32)
Share retirement: 27,733 shares	(52)	(1,201)			(1,253)
Balance, December 31, 2022	14,321	126,850	230,515	(56,336)	315,350
Cumulative impact of adoption of ASC 326(1), net of tax			2,364		2,364
Net income			27,380		27,380
Other comprehensive income, net of income tax				11,985	11,985
Cash dividends declared: $1.64 per common share			(11,659)		(11,659)
Stock compensation, including tax effects and expenses		888			888
Restricted stock issued: 17,640 shares	35	(35)
Share Retirement 131,686 shares(2)	(263)	(5,573)	(50)		(5,886)
Balance, December 31, 2023	14,093	122,130	248,550	(44,351)	340,422
Net income			8,498		8,498
Other comprehensive income, net of income tax				3,656	3,656
Cash dividends declared: $2.06 per common share			(18,093)		(18,093)
Stock compensation, including tax effects and expenses		786			786
Restricted stock issued: 15,462 shares	31	(31)
Acquisition of FNCB Bancorp, Inc. 2,935,456 shares, $45.54 per share (3)	5,871	127,810			133,681
Balance, December 31, 2024	$19,995	$250,695	$238,955	$(40,695)	$468,950

(1) Refer to Note 1 for additional details related to adoption of ASC 326

(2) Includes applicable excise tax

(3) Refer to Note 2 - Business Combination for additional detail

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income	$8,498	$27,380	$38,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	3,346	2,794	3,088
Amortization of right-of-use lease asset	470	598	583
Amortization of deferred loan fees, net	(1,270)	694	1,294
Amortization of CDI and other intangibles	3,420	105	363
Amortization expense related to acquired borrowings	387
Accretion income related to acquired loans	(9,108)
Amortization expense related to acquired deposits	1,328
Amortization of low income housing partnerships	472	431	454
Provision for (credit to) credit losses	19,131	566	(449)
Net unrealized (gain) loss on equity investment securities	(132)	11	31
Net gain on sale of other real estate owned		(18)	(478)
Valuation allowance on other real estate	818
Loans originated for sale	(3,042)	(4,133)	(12,200)
Proceeds from sale of loans originated for sale	3,289	3,871	12,655
Net loss (gain) on sale of loans originated for sale	3	12	(47)
Net (accretion) amortization of investment securities	(811)	1,005	1,488
Net (gain) loss on sale of investment securities available for sale	(1)	(81)	1,976
Loss (gain) on sale of premises and equipment	165	3	(175)
Increase in cash surrender value of life insurance	(1,572)	(1,067)	(1,020)
Gain from bank owned life insurance settlement	(172)
Deferred income tax (benefit) expense	(3,647)	1,268	611
Stock compensation, including tax effects and expenses	786	888	534
Net change in:
Accrued interest receivable	4,550	(1,019)	(3,187)
Other assets	6,970	(2,085)	(1,701)
Accrued interest payable	(2,228)	4,862	495
Other liabilities	2,273	(2,833)	(48)
Net cash provided by operating activities	33,923	33,252	42,357
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	241,301	67,363	43,503
Proceeds from sales of equity investments	1,567
Proceeds from repayments of investment securities:
Available for sale	58,009	25,328	41,191
Held to maturity	6,570	6,212	5,745
Purchases of investment securities:
Available for sale	(4,841)		(112,838)
Equity Securities			(25,872)
Net (purchase) redemption of restricted equity securities	(5,030)	4,450	(5,585)
Net cash received in merger with FNCB Bancorp, Inc.	28,067
Net decrease (increase) in loans	61,676	(123,335)	(402,699)
Investment in bank owned life insurance			(5,881)
Purchases of premises and equipment	(2,575)	(5,925)	(7,831)
Proceeds from the sale of premises and equipment	1,807	14	170
Proceeds from bank owned life insurance	596		1,312
Proceeds from sale of other real estate owned		139	966
Net cash provided by (used in) investing activities	387,147	(25,754)	(467,819)
Cash flows from financing activities:
Net (decrease) increase in deposits	(299,814)	232,439	83,201
Proceeds from long-term debt		25,000
Repayment of long-term borrowings	(23,287)	(555)	(2,156)
Net (decrease) proceeds from short-term borrowings	(131,390)	(97,340)	114,930
Retirement of common stock		(5,886)	(1,253)
Cash dividends paid	(18,093)	(11,659)	(11,325)
Net cash (used in) provided by financing activities	(472,584)	141,999	183,397
Net (decrease) increase in cash and cash equivalents	(51,514)	149,497	(242,065)
Cash and cash equivalents at beginning of period	187,365	37,868	279,933
Cash and cash equivalents at end of period	$135,851	$187,365	$37,868

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2024	2023	2022
Supplemental disclosures:
Cash paid during the period for:
Interest	$95,733	$58,235	$15,090
Income taxes	1,854	3,462	10,000
Noncash items:
Cumulative effect of adoption of ASC 326 on retained earnings, net of tax		2,364
Transfers of fixed assets to other real estate	1,529
Transfers of loans to other real estate	27
Origination of mortgage servicing rights	609
Initial recognition of right-of-use assets (1)	3,084	3,878
Initial recognition of lease liability (1)	3,082	3,878
Removal of right-of-use assets	774
Removal of lease liability	774
Merger with FNCB(2)
Tangible assets acquired	1,760,091
Goodwill and other intangible assets	50,233
Liabilities assumed	1,676,611
(1)	2024 includes $3,084 and $3,082 in initial recognition of right of use asset and lease liability, respectively recognized as a result of the FNCB merger.
(2)	Refer to Note 2 - Business Combination for additional detail.

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Nature of operations:

The accompanying Consolidated Financial Statements include the accounts of Peoples Financial Services Corp. (the “Parent Company”) and its wholly-owned direct and indirect subsidiaries, including Peoples Security Bank and Trust Company (“the Bank”) and 1st Equipment Finance Inc., collectively, the “Company” or “Peoples. All significant intercompany balances and transactions have been eliminated in consolidation.

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, the Bank. The Company services its retail and commercial customers through thirty-nine full-service community banking offices located within Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey and Broome County of New York.

The Bank is a state-chartered bank and trust company under the jurisdiction of the Department of Banking and the FDIC. The Bank’s primary product is loans to small and medium-sized businesses including equipment financing and leasing. Other lending products include one-to-four family residential mortgages and consumer loans. The Bank primarily funds its loans by offering deposits to commercial enterprises and individuals. Deposit product offerings include checking accounts, savings accounts, money market accounts and certificates of deposits.

The banking and financial services industries are highly competitive. The Company faces direct competition in originating loans and in attracting deposits from a significant number of financial institutions operating in its market area, many with a statewide or regional presence, and in some cases, a national presence, as well as other financial and non-financial institutions outside of its market area through online loan and deposit product offerings. Competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies, internet-based financial technology (“FinTech”) companies and, with respect to deposits, institutions offering investment alternatives, including money market funds and online deposit accounts. The increased competition has resulted from changes in the legal and regulatory guidelines, as well as from economic conditions. The cost of regulatory compliance remains high for community banks as compared to their larger competitors that are able to achieve economies of scale.

Peoples Financial Services Corp. and the Bank are subject to regulations of certain federal and state regulatory agencies and undergo periodic examinations.

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

Subsequent Events:

The Company has evaluated events and transactions occurring subsequent to December 31, 2024, the balance sheet date, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

On January 17, 2025, the Company executed a sale/leaseback of its former corporate headquarters in downtown Scranton. The net proceeds of the sale were $3.6 million and resulted in a pre-tax gain of $0.6 million.

On February 28, 2025, the Company executed a lease for a new corporate headquarters in Moosic, PA. The lease has a fifteen year term expiring March 31, 2040 with two five year renewal options.

Immaterial Prior Period Reclassification:

During the quarter-ended December 31, 2024, the Company became aware that the unaudited consolidated financial statements as of September 30, 2024 contained an immaterial deposits classification misstatement. The Company determined that noninterest-bearing deposits were understated and interest-bearing deposits were overstated by $210.3 million. The immaterial classification misstatement was identified by management in the fourth quarter financial statement review process. The misstatement had no corresponding effects on the Company’s Consolidated Statements of Income and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders’ Equity, or the Consolidated Statements of Cash Flows as of and for the three and nine months ended September 30, 2024. The Company evaluated this classification misstatement in accordance with SEC Staff Accounting Bulletin (“SAB”) 99, Materiality (ASC 250-10-S99) and based on its quantitative and qualitative analysis determined that this prior period reclassification was not material to the consolidated financial statements as of September 30, 2024. Therefore, an amendment to the previously filed quarterly report on Form 10-Q as of September 30, 2024 was not required. Consequently, the Company corrected this prior period reclassification as of December 31, 2024.

Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the ACL, business combination and impairment of goodwill. Actual results could differ from those estimates.

Investment securities:

Investment securities are classified and accounted for as either held to maturity or available for sale based on management’s intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date. The Company classifies debt securities as held to maturity when management has the positive intent and ability to hold such securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premium and accretion of discount. Investment securities are designated as available for sale when they are to be held for indefinite periods of time as management intends to use such securities to implement asset/liability strategies or to sell them in response to changes in interest rates, prepayment risk, liquidity requirements, or other circumstances identified by management. Available for sale securities are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported in other comprehensive income (loss) in a separate component of stockholders’ equity. All marketable equity securities are accounted for at fair value with unrealized gains and losses reported in earnings. Generally, estimated fair values for held to maturity and available for sale investment securities are based on quoted market prices from a national pricing service. The fair value of marketable equity securities are based upon quoted market prices. Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums on callable debt securities are amortized to the earliest call date from the maturity date. Premiums on non-callable securities are amortized and discounts are accreted using the interest method over the expected life of the security. Investment securities that are bought and held principally for the purpose of selling them in the near term, in order to generate profits from market appreciation, are classified as trading account securities. The Company had no securities classified as trading at December 31, 2024 and 2023. Transfers of securities between categories are recorded at fair value at the date of the transfer, with the accounting treatment of unrealized gains or losses determined by the category into which the security is transferred.

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

Loans, net:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of deferred fees or costs. Interest income is accrued on the principal amount outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the contractual life of the related loan as an adjustment to yield using the effective interest method. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective interest method. Delinquency fees are recognized in income at the time when they are paid by the customer.

The loan portfolio is segmented into commercial and retail loans. Commercial loans consist of commercial, commercial real estate, municipal, equipment financing and other related tax free loans. Retail loans consist of residential real estate and other consumer loans.

The Company makes commercial loans for real estate development and other business purposes to its customers. The Company’s credit policies establish advance rates against the different forms of collateral that can be pledged against various commercial loans. Typically, the majority of loans will be underwritten to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. Generally, assets financed through commercial loans are used for the operations of the business. Repayment for these types of loans generally comes from the cash flow of the business or the ongoing conversion of assets. Commercial real estate loans include construction, mini-perm, or longer-term loans financing commercial properties. Repayment of these loans is generally dependent upon either the ongoing business cash flow from an owner-occupied property or the lease/rental income or sale of a non-owner occupied property. Commercial real estate loans typically require a loan to value ratio of not greater than 80 percent and vary in terms. In addition, the payment expectations on loans secured by income-producing properties typically depend on the successful operations of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

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

Commercial equipment financing loans and leases consist of various equipment financing originated through the Bank's wholly-owned subsidiary, 1st Equipment Finance, Inc. The majority of the loans and leases are originated through third party dealers or equipment manufacturers located outside our primary market area. Generally, a collateral lien is placed on the collateral supporting the loan.

Residential mortgages, including home equity loans, are secured by the borrower’s residential real estate in either a first or second lien position. Residential mortgages have varying loan rates depending on the financial condition of the borrower, loan-to-value ratio and term. Residential mortgages may have amortization terms up to 30 years.

Consumer loans include installment loans, car loans, and overdraft lines of credit. These loans are both secured and unsecured. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state insolvency laws, may limit the amount that can be recovered on such loans.

Off-balance sheet financial instruments:

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, unused portions of lines of credit and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded. Fees on commercial letters of credit and on unused available lines of credit are recorded as interest and fees on loans and are included in interest income when paid. The Company records an ACL for off-balance sheet financial instruments, if deemed necessary, separately as a liability. This ACL was $880 thousand and $43 thousand for the years ended December 31, 2024 and 2023 and was included in other liabilities on the Consolidated Balance Sheets.

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

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

●	Pass — A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.
●	Special Mention — A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.
●	Substandard — A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful — A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
●	Loss — A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be collected in the future.

Other real estate owned is comprised of properties acquired through foreclosure proceedings or in-substance foreclosures and bank premises that are no longer used for operations or for future expansion. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Other real estate owned is included in other assets and recorded at fair value less cost to sell at the time of acquisition, establishing a new cost basis. Any excess of the loan balance over the recorded value is charged to the ACL. Subsequent declines in the recorded values of the properties prior to their disposal and costs to maintain the assets are included in other expenses. Any gain or loss realized upon disposal of other real estate owned is included in noninterest expense.

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

ACL on Loans Receivable:

Effective January 1, 2023, the Company adopted the provisions of ASC 326 and modified its accounting policy for the ACL on loans.

The ACL on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected credit losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk.  Segments are based primarily on regulatory reporting codes as the loans within each segment share similar risk characteristics and there is sufficient historical peer loss data to supplement the Company’s data used in the model.  The segments include residential real estate, consumer, commercial and industrial, commercial real estate, municipal and equipment financing. The Company has identified the following pools subject to an estimate of credit loss: (1) 1-4 Family Construction; (2) Other Construction; (3) Farmland; (4) Revolving Secured by 1-4 Family; (5) Residential Secured by First Liens; (6) Residential Secured by Junior Liens; (7) Multifamily; (8) CRE Owner Occupied; (9) CRE Non-Owner Occupied; (10) Agriculture; (11) C&I; (12) Consumer; (13) Municipal and (14) Equipment Financing.

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

Individually Evaluated Loans:

On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. The Bank has determined that any loans currently on nonaccrual status or 90 or more days past due and still accruing are considered impaired and should be individually evaluated for losses. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will establish a reserve for the difference between the fair value of the collateral, less costs to sell and carrying costs at the reporting date and the amortized cost basis of the loan. If this amount is deemed uncollectible, the Company will charge-off that amount.

Acquired Loans:

Acquired loans are included in the Company's calculation of the ACL. The allowance recorded on an acquired loan depends on whether or not it has been classified as a Purchased Credit Deteriorated (“PCD”) loan. PCD loans are loans acquired at a discount that is due, in part, to credit quality. PCD loans are accounted for in accordance with ASC Subtopic 326-20 and are initially recorded at fair value as determined by the sum of the present value of expected future cash flows and an ACL at acquisition. The allowance for PCD loans is recorded through a gross-up effect, while the allowance for acquired non-PCD loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which loans are PCD and non-PCD can have a significant impact on the accounting for these loans. Subsequent to acquisition, the allowance for PCD loans will generally follow the same estimation, provision and charge-off process as non-PCD acquired and originated loans.

Under FASB ASC Topic 326, a PCD asset is defined as an individual financial asset that as of the date of acquisition has experienced a more than insignificant deterioration in credit quality since origination as determined during the acquisition process. Upon identification of these assets, the amortized cost basis will be adjusted at the time of acquisition to reflect any impairment amount. After acquisition, PCD loans will be either collectively evaluated for reserve requirements or individually evaluated if on nonaccrual status or are 90 or more days past due and still accruing. As of December 31, 2024 there were no acquired PCD loans included in the ACL.

ACL on Off-Balance Sheet Commitments:

The Company is required to include unfunded commitments, except those that are unconditionally cancellable, that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the ACL on off-balance sheet commitments is included in other liabilities on the consolidated balance sheets and the related credit expense is recorded in other noninterest expense in the consolidated statements of income and comprehensive income (loss).

ACL on Held to Maturity Securities:

The Company’s portfolio of held to maturity securities consists of municipal bonds and U.S. agency residential mortgage-backed securities which are highly rated by major rating agencies and have a long history of no credit losses. In estimating the net amount expected to be collected for held to maturity securities in an unrealized loss position, a historical loss-based method is utilized.

ACL on Available for Sale Securities:

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

Accrued Interest Receivable:

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $13.2 million and $10.7 million at December 31, 2024 and 2023, respectively and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, and totaled $2.2 million and $179 thousand, respectively, at December 31, 2024 and is excluded from the estimate of credit losses, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. Accrued interest receivable on available for sale securities and held to maturity securities, totaled $1.7 million and $193 thousand, respectively, at December 31, 2023.

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

The following is a discussion of revenues within the scope of the guidance:

●	Service charges, fees, commissions and other. Service charges, fees and commissions on deposit accounts include fees for banking services provided, overdrafts and non-sufficient funds. Revenue is generally recognized in accordance with published deposit account agreements for retail accounts or contractual agreements for commercial accounts. The Company’s deposit services also include our ATM and debit card interchange revenue that is presented gross of the associated costs. Interchange revenue is generated by the Company’s deposit customers’ usage and volume of activity. Interchange rates are not controlled by the Company, which effectively acts as processor that collects and remits payments associated with customer debit card transactions.
●	Commission and fees on fiduciary activities. Commission and fees on fiduciary activities includes fees and commissions from investment management, administrative and advisory services primarily for individuals, and to a lesser extent, partnerships and corporations. Revenue is recognized on an accrual basis at the time the services are performed and when the Company has a right to invoice and are based on either the market value of the assets managed or the services provided.
●	Wealth management income. Wealth management income includes fees and commissions charged when the Company arranges for another party to transfer brokerage services to a customer. The fees and commissions under this agent relationship are based upon stated fee schedules based upon the type of transaction, volume, and value of the services provided.
●	Merchant services income. Merchant services revenue is derived from a third party vendor that processes credit card transactions on behalf of the Company’s merchant customers. Merchant services revenue is primarily comprised of residual fee income based on the referred merchant’s processing volumes and/or margin.
●	Interest rate swap revenue. Interest rate swap revenue represents net fees received from a counterparty for completing loan swap transactions, which is received at the time the loan closes. Interest rate swap revenue is non-refundable, is not tied to the loan and the Company has no future obligation to the counterparty related to such fees. Accordingly, interest rate swap revenue is recorded in non-interest income upon receipt.

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

A right-of-use asset and related lease liability is recognized on the Consolidated Balance Sheets for operating leases the Bank has entered to lease certain office facilities. These amounts are reported as components of premises and equipment and other liabilities. Short-term operating leases, which are leases with an original term of 12 months or less and do not have a purchase option that is likely to be exercised, are not recognized as part of the right-of-use asset or lease liability.

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

Goodwill and other intangible assets are tested for impairment annually at December 31st or when circumstances arise indicating impairment may have occurred. In assessing impairment, the Company has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company would not be required to perform a quantitative impairment test. At December 31, 2024, the Company completed a qualitative goodwill impairment test to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company is less than its carrying value, including goodwill, as described by the GAAP methodology. The Company determined a qualitative test would be performed based on the Company's market capitalization being higher than the Company's current book value. Additionally, the Company used an average control premium associated with acquisitions announced during the last three years and multiplied the average control premium by its market capitalization which allowed management to compare to the Company's current book value to determine if an adjustment to goodwill is warranted. Based on this analysis, management concluded it is more likely than not that the fair value of the Company, as of December 31, 2024, is higher than its carrying value, and, therefore, goodwill is not considered impaired and no further testing is required. The Company did not have any impairment of goodwill as of December 31, 2024 and 2023.

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

Restricted equity securities:

Investments in restricted securities have limited marketability, are carried at cost and are evaluated for impairment based on the determination of the ultimate recoverability of the par value of the stock. The Company’s investment in restricted securities is comprised of stock in the FHLB and Atlantic Community Bankers Bank ("ACBB").

As a member of the FHLB, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be redeemed by the FHLB or transferred to another member institution, and all redemptions of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. The carrying value of restricted stock is included in other assets.

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

Derivative Instruments and Hedging Activities:

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts principally related to the Company’s assets and borrowings.

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flows from these derivatives are classified in the Consolidated Statement of Cash Flows consistently with the classification of the cash flow of the hedged items. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Income taxes:

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2024.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various state jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2021.

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

Earnings per share:

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to awards of restricted stock units and are determined using the treasury stock method.

	For the Twelve Months Ended December 31,
	2024		2023		2022
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$8,498	$8,498	$27,380	$27,380	$38,090	$38,090
Average common shares outstanding	8,531,122	8,586,035	7,107,908	7,151,471	7,168,092	7,211,643
Earnings per share	$1.00	$0.99	$3.85	$3.83	$5.31	$5.28

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

Subordinated debt and junior subordinated debt:

The subordinated and junior subordinated notes are recorded at par with related debt issuance costs reported as a direct reduction from the carrying amount. Issuance costs are amortized over the remaining maturity of the notes and reflected in interest expense.

Recent accounting standards:

Adoption of New Accounting Standard

ASU 2023-01, “Leases (Topic 842) - Common Control Arrangements” (ASU 2023-01) requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with an unrelated party (on the basis of legally enforceable terms and conditions). ASU 2023-01 was effective January 1, 2024 and did not have an impact on the Company’s consolidated financial statements.

ASU 2023-02 “Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (ASU 2023-02) permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 was effective January 1, 2024 and did not have an impact on the Company’s consolidated financial statements.

ASU 2023-07 “Improvements to Reportable Segment Disclosures” addresses disclosure requirements regarding significant segment expenses in order that investors may better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 does not change how an entity identifies its operating segments, but does require that an entity that has a single reportable segment, such as the Company, provide the required enhanced disclosures. ASU 2023-07 became effective for our annual financial statements in 2024 (see Note 20 – Segment Reporting).

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

ASU 2024-01, “Compensation – Stock Compensation (Topic 718) – Scope Application of Profits Interest and Similar Awards” (ASU 2024-01) clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to the profits and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective January 1, 2025, including interim periods, and is not expected to have a significant impact on the consolidated financial statements.

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

2. Business Combinations:

On July 1, 2024 (the “Acquisition Date”), the Company completed the acquisition of FNCB Bancorp, Inc., a Pennsylvania corporation (“FNCB”), in accordance with the definitive Agreement and Plan of Merger dated as of September 27, 2023 (the “Merger Agreement”), by and among the Company and FNCB. Pursuant to the Merger Agreement, on the Acquisition Date, FNCB merged with and into Peoples, with Peoples continuing as the surviving corporation, and immediately following the merger, FNCB Bank, a Pennsylvania-chartered bank (“FNCB Bank”), merged with and into Peoples Security Bank and Trust , with the Bank as the surviving institution (collectively, the “merger”). The primary reasons for the merger included: expansion of the branch network and commanding market share positions in northeastern Pennsylvania; an attractive low-cost funding base; strong cultural alignment and a deep commitment to shareholders, customers, employees, and communities served by Peoples and FNCB; meaningful value creation to shareholders; increased trading liquidity; and increased dividends for People’s shareholders.

In connection with the completion of the merger, former FNCB shareholders received 0.1460 shares of the Company’s common stock for each share of FNCB common stock they held. The value of the total transaction consideration was approximately $133.7 million. The consideration included the issuance of 2,935,456 shares of the Company’s common stock, valued at $45.54 per share, which was the closing price of the Company’s common stock on June 28, 2024, the last trading day prior to the consummation of the merger. Also included in the total consideration was cash in lieu of any fractional shares, which was effectively settled upon closing.

The acquisition of FNCB was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The excess consideration paid over the fair value of the net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition. The $12.6 million of goodwill created from the merger is not amortizable or deductible for tax purposes. The amount of goodwill represents an asset attributed to the future benefits arising from other assets acquired in a business combination. Future benefits consist largely of the synergies and economies of scale expected from combining the operations of FNCB and Peoples. Peoples has one reportable segment for GAAP, therefore the goodwill is assigned to the whole operating company.

The Company considers its valuations of acquired loans and other assets to be preliminary, as management continues to identify and assess information regarding the nature of these assets acquired and liabilities assumed, including extended information gathering, management review procedures, and any new information that may arise as a result of integration activities. Accordingly, the amounts recorded for current and deferred taxes are also considered preliminary, as the Company continues to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of these other assets acquired and other liabilities assumed. While the Company believes that the information available as of December 31, 2024, provides a reasonable basis for estimating fair value, it is possible that additional information may become available during the remainder of the measurement period that could result in changes to the fair values presented.

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

In connection with the acquisition, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(Dollars in thousands)
Purchase Price Consideration
FNCB Bancorp, Inc. common shares settled for stock					20,110,771
Exchange Ratio					0.146
Peoples Financial Services Corp. shares issued					2,935,456
Price per share of Peoples Financial Services Corp. common stock on June 28, 2024					45.54
Purchase price consideration for common stock					$133,681
Cash in lieu of fractional shares					32
Total purchase price consideration					$133,713

(Dollars in thousands)		FNCB Bancorp, Inc. Book Value 6/30/2024		Initially Reported Fair Value Adjustments	FNCB Bancorp, Inc. Initially Reported Fair Value 6/30/2024		Measurement Period Adjustments	FNCB Bancorp, Inc. Adjusted Fair Value 6/30/2024
Total purchase price consideration	$		$		$133,713	$		$133,713

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents		28,843			28,843			28,843
Investment securities		426,107		(4,180)	421,927			421,927
Loans held for investment		1,267,330		(71,306)	1,196,024			1,196,024
Allowance for credit losses		(13,921)		12,080	(1,841)			(1,841)
Loans held for investment, net of allowance		1,253,409		(59,226)	1,194,183			1,194,183
Restricted stock		9,934			9,934			9,934
Premises and equipment, net		13,960		593	14,553			14,553
Accrued interest receivable		7,448			7,448			7,448
Core deposit intangibles				36,629	36,629			36,629
Wealth management customer list intangible				988	988			988
Deferred tax asset		14,415		5,083	19,498		(164)	19,334
Operating lease right of use asset		2,821		263	3,084			3,084
Other assets		62,728		(3,483)	59,245		1,540	60,785
Total identifiable assets acquired		1,819,665		(23,333)	1,796,332		1,376	1,797,708

Deposits		1,429,406		(2,405)	1,427,001			1,427,001
Borrowings		227,135		(851)	226,284			226,284
Trust preferred		10,310		(2,318)	7,992			7,992
Accrued interest payable		1,966			1,966			1,966
Operating lease liability		3,082			3,082			3,082
Other liabilities		9,704		178	9,882		404	10,286
Total liabilities assumed		1,681,603		(5,396)	1,676,207		404	1,676,611
Total identifiable net assets		$138,062		$(17,937)	$120,125		$972	$121,097
Goodwill					$13,588		$(972)	$12,616

Measurement period adjustments

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). Adjustments during the three months ended December 31, 2024 resulted from new information about conditions that existed at the acquisition date, not subsequent events or changes in market conditions. The measurement period adjustments do not impact earnings that had been recorded in previous reporting periods.

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

Investment securities

All acquired investments were classified as available for sale. The balance sheet adjustment of $4.2 million reflects the fair value adjustment related to certain securities that were sold shortly after closing and was determined by the actual market price. Additional information is included in Note 3.

Loans

The acquired loan portfolio was valued utilizing Level 3 inputs and included the use of a discounted cash flow methodology applied on a pooled basis for accruing loans and on an individual basis for nonaccrual loans and incorporated assumptions that marketplace participants would use in estimating fair values. In the fair value process, accruing loans were grouped by characteristics such as loan type, term, collateral and rate. The Company developed assumptions as to credit risk, expected lifetime losses, qualitative factors, collateral values, discount rates, expected payments and expected prepayments. In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine reasonable fair value. Specifically, the Company created three separate fair value adjustments which a market participant would employ in estimating the total fair value adjustment. The three fair valuation adjustments used were: (i) interest rate loan fair value adjustment; (ii) general credit fair value adjustment; and (iii) specific credit fair value adjustment.

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

Acquired loans are classified into three categories: purchased credit deteriorated (“PCD”) accruing loans (“PCD Accruing loans”), purchased credit deteriorated nonaccrual loans (“PCD Nonaccrual loans”) and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. The Company considers various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to nonperforming status, delinquency, risk ratings, and other qualitative factors that indicate deterioration in credit quality since origination. Non-PCD loans will have an allowance established subsequent to the Acquisition Date, which is recognized as an expense through the provision for credit losses. For PCD loans, the loans were recorded at their amortized cost, less an allowance for credit losses of $1.8 million on the Acquisition Date. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loans. The remaining difference between the net of the amortized cost basis and the allowance for credit losses and the fair value allocated to the loans on the date of acquisition is recognized as a non-credit-related discount that will be accreted into interest income over the life of the loans.

The following table provides details related to the fair value of acquired PCD loans.

Dollars in thousands	Unpaid Principal Balance	Total Discount at Acquisition	Gross-up for PCD Allowance for Credit Losses at Acquisition	Fair Value of PCD Loans at Acquisition
PCD Accruing	$95,851	$(3,626)	$1,841	$94,066
PCD Nonaccrual	10,470	(2,898)		7,572
Total PCD loans	$106,321	$(6,524)	$1,841	$101,638

Premises and equipment

The estimated fair value of premises were measured based upon appraisals from independent third parties. The estimated fair value of equipment was determined to approximate the carrying amount of these assets.

Core Deposit Intangible

Fair value was determined by using income approach under ASC Topic 820. This present value analysis calculates the expected after-tax cash flow benefits of each acquired core deposits type versus the cost of obtaining an alternative source of funding (brokered deposits and FHLB borrowings) over the expected life of each acquired core deposits type, discounted at a long-term market oriented after-tax rate of return. The valuation also included assumptions related to expected account attrition, interest costs, and deposit maintenance cost and deposit fee income. The core deposit intangible was valued at $36.6 million or 5.1 percent of core deposits. The core deposit intangible asset is being amortized on an accelerated basis over 10 years based upon the period over which the estimated economic benefits are estimated to be received. Amortization expense through December 31, 2024, was $3.3 million. Additional information is included in Note 9.

Deferred Tax Asset

The Company recorded a net deferred income tax asset of $19.3 million related to tax attributes of FNCB, along with the effects of fair value adjustments resulting from applying the purchase method of accounting.

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

Merger-related Expenses

Costs related to the acquisition totaled $16.2 million and $1.8 million, respectively at December 31, 2024 and 2023. These amounts were expensed as incurred and are recorded as merger-related expenses in the Consolidated Statements of Income and Comprehensive Income (Loss). The following table details the costs identified and classified as merger-related expenses of the acquisition.

	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2024	December 31, 2023
Severance expenses	$1,583	$
System termination and integration fees	10,600
Financial advisory fees	1,795	1,098
Legal and professional fees	866	647
Other merger related expenses	1,356	71
Total	$16,200	$1,816

3. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at December 31, 2024 and December 31, 2023 are summarized below. There was no ACL recorded for available for sale or held to maturity debt securities at December 31, 2024 and 2023.

	December 31, 2024
		Gross		Gross
	Amortized	Unrealized		Unrealized	Fair
(Dollars in thousands)	Cost	Gains		Losses	Value
Available for sale:
U.S. Treasury securities	$176,302	$		$8,751	$167,551
State and municipals:
Taxable	79,341		39	10,481	68,899
Tax-exempt	76,390		7	10,280	66,117
Residential mortgage-backed securities:
U.S. government agencies	1,403		1	28	1,376
U.S. government-sponsored enterprises	145,831		92	19,547	126,376
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,927			71	1,856
Private collateralized mortgage obligations	38,366		358	152	38,572
Asset backed securities	23,586		66	400	23,252
Corporate debt securities	31,442		894	715	31,621
Negotiable certificates of deposit	700		9		709
Total available for sale	$575,288		$1,466	$50,425	$526,329
Held to maturity:
Tax-exempt state and municipals	$10,846	$		$1,103	$9,743
Residential mortgage-backed securities:
U.S. government agencies	13,847			2,643	11,204
U.S. government-sponsored enterprises	53,491			9,286	44,205
Total held to maturity	$78,184	$		$13,032	$65,152

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$197,920	$	$13,863	$184,057
U.S. government-sponsored enterprises	2,539		387	2,152
State and municipals:
Taxable	67,831		10,731	57,100
Tax-exempt	75,742		8,618	67,124
Residential mortgage-backed securities:
U.S. government agencies	758		34	724
U.S. government-sponsored enterprises	89,935		17,264	72,671
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	11,729		360	11,369
Corporate debt securities	4,000		270	3,730
Total available for sale	$450,454	$	$51,527	$398,927
Held to maturity:
Tax-exempt state and municipals	$11,201	$1	$660	$10,542
Residential mortgage-backed securities:
U.S. government agencies	15,400		2,653	12,747
U.S. government-sponsored enterprises	58,250		9,841	48,409
Total held to maturity	$84,851	$1	$13,154	$71,698

The Company did not sell any investments from its legacy securities portfolio during the year ended December 31, 2024. Immediately after the merger, the Company sold a significant portion of the available for sale investments acquired from FNCB with proceeds of $241.3 million, with no gross gains or losses realized upon sale. During the twelve-month period ended December 31, 2023, investment securities, including U.S. Treasury bonds and mortgage-backed securities, with a par value of $65.6 million were sold at a net gain of $81 thousand. The proceeds were used to pay-down higher costing short-term borrowings. During the twelve-month period ended December 31, 2022, investment securities with a par value of $45.5 million were sold at a net loss of $2.0 million.

The following table summarizes the maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available for sale at December 31, 2024. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Within one year	$77,505	$76,127
After one but within five years	147,076	137,382
After five but within ten years	74,391	67,208
After ten years	65,203	54,180
	364,175	334,897
Mortgage-backed and other amortizing securities	211,113	191,432
Total	$575,288	$526,329

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The maturity distribution of the amortized cost and fair value, of debt securities classified as held to maturity at December 31, 2024, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After one but within five years	$1,189	$1,069
After five but within ten years	9,657	8,674
	10,846	9,743
Mortgage-backed securities	67,338	55,409
Total	$78,184	$65,152

Securities with a carrying value of $441.5 million and $322.4 million at December 31, 2024 and 2023, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law; and pledged to the Discount Window at the Federal Reserve.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2024, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses at December 31, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	December 31, 2024
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a loss		Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Available for Sale
U.S. Treasury securities				38	$167,551	$8,751	38	$167,551	$8,751
State and municipals:
Taxable	2	1,097	6	64	55,712	10,475	66	56,809	10,481
Tax-exempt	6	1,874	41	91	62,329	10,239	97	64,203	10,280
Residential mortgage-backed securities:
U.S. government agencies	1	1,299	27	1	3	1	2	1,302	28
U.S. government-sponsored enterprises	29	40,886	622	31	68,732	18,925	60	109,618	19,547
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				1	1,856	71	1	1,856	71
Private collateralized mortgage obligations	15	12,854	152				15	12,854	152
Asset-backed securities	2	2,659	11	1	1,939	389	3	4,598	400
Corporate debt securities	5	6,083	316	6	3,601	399	11	9,684	715
Total	60	$66,752	$1175	233	$361,723	$49,250	293	$428,475	$50,425

Securities Held to Maturity
U.S. government-sponsored enterprises
Tax-exempt	4	$2,508	$66	12	$7,235	$1,037	16	$9,743	$1,103
Residential mortgage-backed securities:
U.S. government agencies				4	11,204	2,643	4	11,204	2,643
U.S. government-sponsored enterprises				8	44,205	9,286	8	44,205	9,286
Total	4	$2,508	$66	24	$62,644	$12,966	28	$65,152	$13,032

	December 31, 2023
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a loss		Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Available for Sale
U.S. Treasury securities				43	$184,057	$13,863	43	$184,057	$13,863
U.S. government-sponsored enterprises				2	2,152	387	2	2,152	387
State and municipals:
Taxable	1	$995	$6	65	56,105	10,725	66	57,100	10,731
Tax-exempt	2	575	5	93	66,393	8,613	95	66,968	8,618
Residential mortgage-backed securities:
U.S. government agencies				3	724	34	3	724	34
U.S. government-sponsored enterprises				32	72,671	17,264	32	72,671	17,264
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				4	11,369	360	4	11,369	360
Corporate debt securities				6	3,730	270	6	3,730	270
Total	3	$1,570	$11	248	$397,201	$51,516	251	$398,771	$51,527

Securities Held to Maturity
State and municipals:
Tax-exempt	2	$1,438	$36	10	$6,209	$624	12	$7,647	$660
Residential mortgage-backed securities:
U.S. government agencies				4	12,747	2,653	4	12,747	2,653
U.S. government-sponsored enterprises				8	48,409	9,841	8	48,409	9,841
Total	2	$1,438	$36	22	$67,365	$13,118	24	$68,803	$13,154

Management considered whether a credit loss existed related to the investments in an unrealized loss position by determining (i) whether the decline in fair value is attributable to adverse conditions specifically related to the financial condition of the security issuer or specific conditions in an industry or geographic area; (ii) whether the credit rating of the issuer of the security has been downgraded; (iii) whether dividend or interest payments have been reduced or have not been made and (iv) an adverse change in the remaining expected cash flows from the security such that the Company will not recover the amortized cost of the security. If the decline is judged to be due to factors related to credit, the credit loss should be recorded as an ACL with an offsetting entry to earnings. The portion of the loss related to non-credit factors are recorded in OCI.

Based on management’s assessment of the factors identified above, it is determined the fair value of all the identified investments being less than the amortized costs is primarily caused by the rapid increase in market rates and not credit quality. All interest payments have been received as scheduled, substantially all debt securities are rated above investment grade and no material downgrades announced. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the unrealized loss to be credit related, thus no allowance for credit loss was recorded at December 31, 2024 or December 31, 2023.

There was no credit loss to investment securities recognized for the years ended December 31, 2024 and 2023.

Equity Securities

Equity securities totaled $2.4 million and $0.1 million at December 31, 2024 and 2023, respectively. Included in equity securities with readily determinable fair values at December 31, 2024 and 2023 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within the Company’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income and comprehensive income (loss).

The following is a summary of unrealized and realized gains and losses recognized on equity investment securities during 2024, 2023 and 2022.

(Dollars in thousands)	2024	2023	2022
Net gains (losses) recognized during the period on equity securities	$132	$(11)	$(31)
Less: net gains recognized during the period on equity securities sold during the period	157
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(25)	$(11)	$(31)

Equity Securities without Readily Determinable Fair Values

At December 31, 2024 and December 31, 2023, equity securities without readily determinable fair values consisted primarily of FHLB stock totaling $10.2 million and $5.2 million, respectively. At December 31, 2024, equity securities without readily determinable fair values also included $4.3 million in FinTech investments and non-cumulative perpetual preferred stock of a privately-held bank holding company acquired through the merger with FNCB. Equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable and are included in other assets in the Consolidated Balance Sheets. There was no credit loss to equity securities without readily determinable values recognized for the years ended December 31, 2024, 2023 and 2022.

4. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2024 and 2023 are summarized as follows. Net deferred loan fees of $1.1 million and $0.4 million are included in loan balances at December 31, 2024 and 2023, respectively.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Commercial
Commercial and Industrial	$648,102	$368,411
Municipal	187,918	175,304
Total	836,020	543,715
Real estate
Commercial	2,294,113	1,863,118
Residential	551,383	360,803
Total	2,845,496	2,223,921
Consumer
Indirect Auto	117,914	75,389
Consumer Other	14,955	6,872
Total	132,869	82,261
Equipment Financing	179,120
Total	$3,993,505	$2,849,897

At December 31, 2024, the majority of the Company’s loans were at least partially secured by real estate in the markets we operate in. Therefore, a primary concentration of credit risk is directly related to the real estate market in these regions. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

Loans are pledged to the FHLB and the FRB as collateral for borrowing lines of credit as part of our contingent liquidity strategy. At December 31, 2024, $2.4 billion was pledged to the FHLB providing $1.7 billion in borrowing capacity and $624.8 million was pledged to the FRB’s Borrow-in-Custody program providing $476.0 million in borrowing capacity.

Past Due Loans

The major classification of loans by past due status at December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$2,740	$157	$838	$3,735	$644,367	$648,102	$
Municipal					187,918	187,918
Real estate:
Commercial	2,800	141	11,164	14,105	2,280,008	2,294,113
Residential	2,390	997	2,477	5,864	545,519	551,383	403
Consumer	2,393	539	492	3,424	129,445	132,869	55
Equipment Financing	639	1,259	815	2,713	176,407	179,120
Total	$10,962	$3,093	$15,786	$29,841	$3,963,664	$3,993,505	$458

	December 31, 2023
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$53	$155	$10	$218	$368,193	$368,411	$
Municipal					175,304	175,304
Real estate:
Commercial	152	5	279	436	1,862,682	1,863,118
Residential	1,456	50	1,610	3,116	357,687	360,803	986
Consumer	1,069	285	85	1,439	80,822	82,261
Total	$2,730	$495	$1,984	$5,209	$2,844,688	$2,849,897	$986

The amount of residential loans in the formal process of foreclosure totaled $0.2 million at December 31, 2024 and $0.3 million at December 31, 2023.

Nonaccrual Loans

The following tables present the Company’s nonaccrual loans at December 31, 2024 and December 31, 2023.

	December 31, 2024
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial	$1,907	$343	$1,564
Municipal
Real estate:
Commercial	15,609	2,574	13,035
Residential	2,809		2,809
Consumer	744		744
Equipment Financing	1,430	819	611
Total	$22,499	$3,736	$18,763

	December 31, 2023
	Total	Nonaccrual with		Nonaccrual with
	Nonaccrual	an Allowance for		no Allowance for
(Dollars in thousands)	Loans	Credit Losses		Credit Losses
Commercial	$10	$10	$
Municipal
Real estate:
Commercial	2,974	1,170		1,804
Residential	760			760
Consumer	218			218
Total	$3,962	$1,180		$2,782

Interest income recorded on nonaccrual loans for the year ended December 31, 2024 was $1.1 million and $0.4 million for the year ended December 31, 2023.

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

The following tables present the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2024 and 2023:

	As of December 31, 2024
(Dollars in thousands)		2024	2023		2022	2021		2020	Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial
Pass		$61,657	$69,329		$83,123	$64,488		$29,950	$91,906		$199,737		$68	$600,258
Special Mention		1,273	1,131		686	13,475		2,043	1,261		16,840			36,709
Substandard			300		854	904		85	597		8,395			11,135
Total Commercial		62,930	70,760		84,663	78,867		32,078	93,764		224,972		68	648,102

Municipal
Pass		5,072	6,254		50,886	99,064		9,932	13,816		2,894			187,918
Special Mention
Substandard
Total Municipal		5,072	6,254		50,886	99,064		9,932	13,816		2,894			187,918

Commercial real estate
Pass		161,186	196,779		651,254	525,233		156,970	538,905					2,230,327
Special Mention		1,231	46		2,724	4,361		1,635	24,951					34,948
Substandard			3,276		8,883	1,106		1,704	13,869					28,838
Total Commercial real estate		162,417	200,101		662,861	530,700		160,309	577,725					2,294,113

Residential real estate
Pass		39,488	45,172		77,862	123,154		50,831	106,877		105,867		67	549,318
Special Mention
Substandard						126		296	1,565		78			2,065
Total Residential real estate		39,488	45,172		77,862	123,280		51,127	108,442		105,945		67	551,383

Consumer
Pass		28,872	38,223		38,668	18,963		4,132	2,495		853			132,206
Special Mention
Substandard		65	156		209	124		43	64		2			663
Total Consumer		28,937	38,379		38,877	19,087		4,175	2,559		855			132,869

Equipment Financing
Pass		67,100	66,341		39,323	4,259								177,023
Special Mention			261		125									386
Substandard			697		1,014									1,711
Total Equipment Financing		67,100	67,299		40,462	4,259								179,120

Total Loans		$365,944	$427,965		$955,611	$855,257		$257,621	$796,306		$334,666		$135	$3,993,505

Gross charge-offs
Commercial	$		$41	$		$2	$		$8	$		$		$51
Municipal
Commercial real estate									282					282
Residential real estate
Consumer		90	245		255	183		32	87					892
Equipment Financing			551		109									660
Total Gross charge-offs		$90	$837		$364	$185		$32	$377	$		$		$1,885

	As of December 31, 2023
(Dollars in thousands)		2023		2022		2021	2020		2019	Prior	Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial
Pass		$9,856		$38,172		$28,127	$29,966		$44,551	$82,190	$131,536		$650	$365,048
Special Mention				876		182				49	832			1,939
Substandard		15		19		42			33	534	781			1,424
Total Commercial		9,871		39,067		28,351	29,966		44,584	82,773	133,149		650	368,411

Municipal
Pass		1,888		48,095		94,791	10,804		16	19,652	58			175,304
Special Mention
Substandard
Total Municipal		1,888		48,095		94,791	10,804		16	19,652	58			175,304

Commercial real estate
Pass		156,277		553,754		491,506	143,068		153,426	351,142			117	1,849,290
Special Mention				1,299					360	2,761				4,420
Substandard		169		1,338		1,520	160		697	5,524				9,408
Total Commercial real estate		156,446		556,391		493,026	143,228		154,483	359,427			117	1,863,118

Residential real estate
Pass		17,385		52,093		65,280	27,118		16,652	84,652	83,507		13,490	360,177
Special Mention
Substandard		4					329			288	5			626
Total Residential real estate		17,389		52,093		65,280	27,447		16,652	84,940	83,512		13,490	360,803

Consumer
Pass		27,053		30,307		12,460	5,441		3,107	2,981	694			82,043
Special Mention
Substandard				58		79	31		30	20				218
Total Consumer		27,053		30,365		12,539	5,472		3,137	3,001	694			82,261

Total Loans		$212,647		$726,011		$693,987	$216,917		$218,872	$549,793	$217,413		$14,257	$2,849,897

Gross charge-offs
Commercial	$		$		$		$21	$		$33	$4	$		$58
Municipal
Commercial real estate										2,598				2,598
Residential real estate
Consumer				95		101	69		49	55				369
Total Gross charge-offs	$			$95		$101	$90		$49	$2,686	$4	$		$3,025

Modifications to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding nonaccrual modified loans to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023.

	Other-Than-Insignificant Payment Delay
	For the Years Ended December 31,
	2024					2023

	Number of	Amortized Cost	% of Total Class of Financing		Related	Number of		Amortized Cost	% of Total Class of Financing		Related
(Dollars in thousands)	Loans	Basis	Receivable		Reserve	Loans		Basis	Receivable		Reserve
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and industrial	1	$408	0.06%	$			$			$
Total	1	$408		$			$			$

There were no modifications of accruing loans in 2024 or 2023.

The following presents, by class of loans, information regarding the financial effect on nonaccrual modified loans to borrowers experiencing financial difficulty during the year ended December 31, 2024.

	Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Financial Effect
For the Year Ended December 31, 2024
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial	1	Modified principal and interest payment to interest only through December 31, 2024
Total	1

There were no loans made to borrowers experiencing financial difficulty that were modified during the twelve months ended December 31, 2023.

The following presents, by class of loans, the amortized cost and performance status of nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of December 31, 2024.

		At December 31, 2024
(Dollars in thousands)		Current	30-89 Days Past Due		90 Days or More Past Due	Total
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial	$		$408	$		$408
Total	$		$408	$		$408

Allowance for Credit Losses

ACL on loans receivable

The following tables present the balance of the ACL at December 31, 2024, 2023 and 2022. For the years ended December 31, 2024 and 2023, the balance of the ACL is based on the CECL methodology, as presented in Note 1. For the year ended December 31, 2022, the allowance for loan losses is based upon the calculation methodology as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates. The following tables represent the ACL by major classification of loan and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at December 31, 2024 and 2023 under ASC 326.

	December 31, 2024
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning balance	$2,272	$788	$14,153	$3,782	$900	$	$21,895
Non PCD allowance for credit losses at acquisition	2,259	502	4,149	1,785	1,470	4,163	14,328
PCD allowance for credit losses at acquisition	337	71	371	468	320	274	1,841
Charge-offs	(51)		(282)		(892)	(660)	(1,885)
Recoveries	90		69	16	478	141	794
Provisions (Credits)	1,097	(289)	3,344	(1,127)	264	1,514	4,803
Ending balance	$6,004	$1,072	$21,804	$4,924	$2,540	$5,432	$41,776
Ending balance: individually evaluated for impairment	325		190			434	949
Ending balance: collectively evaluated for impairment	$5,679	$1,072	$21,614	$4,924	$2,540	$4,998	$40,827
Loans receivable:
Ending balance	$648,102	$187,918	$2,294,113	$551,383	$132,869	$179,120	$3,993,505
Individually evaluated - collateral dependent - real estate	906		15,326	3,212			19,444
Individually evaluated - collateral dependent - non-real estate	1,007		284			1,429	2,720
Collectively evaluated for impairment	$646,189	$187,918	$2,278,503	$548,171	$132,869	$177,691	$3,971,341

*See Note 2 - Business Combination and the initial provision for non-PCD loans.

	December 31, 2023
			Real estate
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Total
Allowance for credit losses:
Beginning balance	$4,365	$1,247	$17,915	$3,072	$873	$27,472
Impact of adopting ASC 326	(1,683)	747	(3,344)	967	30	(3,283)
Beginning balance	2,682	1,994	14,571	4,039	903	24,189
Charge-offs	(58)		(2,598)		(369)	(3,025)
Recoveries	11		1	24	129	165
(Credits) provisions	(363)	(1,206)	2,179	(281)	237	566
Ending balance	$2,272	$788	$14,153	$3,782	$900	$21,895
Ending balance: individually evaluated for impairment	10		21			31
Ending balance: collectively evaluated for impairment	$2,262	$788	$14,132	$3,782	$900	$21,864
Loans receivable:
Ending balance	$368,411	$175,304	$1,863,118	$360,803	$82,261	$2,849,897
Individually evaluated - collateral dependent - real estate	7		2,974	1,749		4,730
Individually evaluated - collateral dependent - non-real estate	10					10
Collectively evaluated for impairment	$368,394	$175,304	$1,860,144	$359,054	$82,261	$2,845,157

The following table represents the allowance for loan losses by major classification of loan and whether the loans were individually or collectively evaluated for impairment at December 31, 2022, prior to the adoption of ASC 326.

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

ACL on off balance sheet commitments

The following table presents the activity in the ACL on off balance sheet commitments, which include commitments to extend credit, unused portions of lines of credit and standby letters of credit, for the years ended December 31, 2024, 2023 and 2022. The ACL on off balance sheet commitments is included in other liabilities on the consolidated balance sheets and the related credit expense is recorded in other noninterest expense in the consolidated statements of income and comprehensive income (loss).

(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Beginning balance	$43	$179	$137
Impact of adopting Topic 326		270
Merger related adjustments	880
(Credit to) provision for credit losses recorded in noninterest expense	(43)	(406)	42
Total allowance for credit losses on off balance sheet commitments	$880	$43	$179

5. Related party transactions

In conducting its business, Peoples has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties. Balances at December 31, 2024 include those acquired due to the FNCB merger.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. All such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank and did not involve more than the normal risk of collectability or present other unfavorable features.

The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the twelve months ended December 30, 2024 and 2023. Additions during the year ended December 31, 2024 include loans and advances acquired in the FNCB merger.

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Balance, beginning of period	$3,105	$3,175
Additions, new loans and advances	128,916	1,317
Repayments and other reductions	(1,458)	(1,387)
Balance, end of period	$130,563	$3,105

At December 31, 2024 and December 31, 2023, there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at December 31, 2024 and December 31, 2023 were $132.0 million and $7.8 million, respectively.

The aggregate principal amount of the Company’s Subordinated Notes due 2030 held by directors, executive officers and their related parties was $3.0 million at December 31, 2024, and $0 at December 31, 2023.

In the course of its operations, the Bank acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to legal services, rent, vehicle repair services and dealer reserve payments. The Bank recorded payments to related parties for goods and services of $117 thousand $8 thousand and $9 thousand for the years ending December 31, 2024, 2023 and 2022, respectively.

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

The contractual amounts of off-balance sheet commitments at December 31, 2024 and 2023 are summarized as follows:

(Dollars in thousands)	2024	2023
Commitments to extend credit	$589,725	$435,015
Unused portions of lines of credit	150,840	90,407
Standby letters of credit	60,353	62,155
	$800,918	$587,577

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. The amount of letters of credit secured with collateral is $57.2 million at December 31, 2024 and $55.9 million at December 31, 2023. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2024 and 2023.

7. Premises and equipment, net:

Premises and equipment at December 31, 2024 and 2023 are summarized as follows:

(Dollars in thousands)	2024	2023
Land	$8,850	$7,302
Premises and leasehold improvements	74,938	60,266
Right-of-use assets	12,302	10,576
Furniture, fixtures and equipment	30,237	21,878
Gross premises and equipment	126,327	100,022
Less: accumulated depreciation	53,044	38,746
Net premises and equipment	$73,283	$61,276

8. Operating lease commitments and contingencies:

The Company is obligated under non-cancellable operating leases for certain branch locations.  We determine if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. For all leases, we recognize a right-of-use asset and lease liability at the effective date of the lease. Operating leases right-of-use assets are included in premises and equipment, and lease liabilities are included in other liabilities in the consolidated balance sheet.  We have no finance leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases include options to renew, with renewal terms generally containing one or more five-year renewal options. At December 31, 2024, the Company’s leases have remaining renewal terms that can extend the lease terms from five years to twenty years that are reasonably certain of being exercised. The weighted average remaining lease term at December 31, 2024 is 15.8 years. At December 31, 2023, the weighted average remaining lease term was 19.4 years. The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term. The discount rate used for leases added subsequently was the annual percentage increase outlined in the terms of each lease. Fourteen new leases were acquired as part of the merger with FNCB in 2024, ten of which have since expired or were not renewed. There were two new leases added in 2023. At December 31, 2024 and December 31, 2023, discount rates ranged from 1.60 percent to 5.25 percent and from 1.60 percent to 5.25 percent with an average discount rate of 3.57 percent and 3.61 percent respectively.

At December 31, 2024, right-of-use assets of $12.3 million were included in premises and equipment, and the related lease liability totaling $12.7 million was included in other liabilities in the consolidated balance sheet. Right-of-use assets and the related lease liability were $10.6 million and $11.0 million, respectively, at December 31, 2023. Rent expense for the years ended December 31, 2024, 2023 and 2022 amounted to $1.2 million, $1.0 million, and $1.0 million, respectively, and is included in occupancy expenses.

Future minimum lease payments under operating leases are summarized as follows:

(Dollars in thousands)
2025	$1,130
2026	1,136
2027	1,063
2028	1,062
2029	1,007
Thereafter	12,401
Total future minimum lease payments	17,799
Less amount representing interest	(5,083)
Present value of future minimum lease payments	$12,716

9. Goodwill and other intangibles:

The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31, 2024 and December 31, 2023

	December 31, 2024
		Gross				Accumulated				Net
		Carrying				Impairment		Accumulated		Carrying
(Dollars in thousands)		Amount		Additions		Charges		Amortization(1)		Amount
Goodwill		$63,370		$12,616	$		$			$75,986
Total goodwill		$63,370		$12,616	$		$			$75,986

Core deposit intangible	$			$36,629	$			$3,330		$33,299
Wealth management customer list intangible				988				90		898
Total intangible assets, net	$			$37,617	$			$3,420		$34,197

	December 31, 2023
		Gross				Accumulated				Net
		Carrying				Impairment		Accumulated		Carrying
(Dollars in thousands)		Amount		Additions		Charges		Amortization(1)		Amount
Goodwill		$63,370	$		$		$			$63,370
Total goodwill		$63,370	$		$		$			$63,370

Core deposit intangible		$105	$		$			$105	$
Total core deposit intangible		$105	$		$			$105	$
(1)	Core deposit intangible amortization is included in amortization of intangible assets in the consolidated statements of income and comprehensive income (loss). Wealth management customer list intangible amortization is included in wealth management income on the consolidated statements of income and comprehensive income (loss).

The aggregate amortization expense was $3.4 million and $0.1 million for the twelve months ended December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024, estimated future remaining amortization of the core deposit intangible (“CDI”) and wealth management customer list intangible within the years ending December 31, are as follows:

(Dollars in thousands)	CDI	Wealth management customer list intangible	Total
2025	$6,327	$171	$6,498
2026	5,661	153	5,814
2027	4,995	135	5,130
2028	4,329	117	4,446
2029	3,663	99	3,762
Thereafter	8,324	223	8,547
Total amortizing intangible	$33,299	$898	$34,197

10. Other assets:

The major components of other assets at December 31, 2024 and 2023 are summarized as follows:

(Dollars in thousands)	December 31, 2024		December 31, 2023
Other real estate owned	$738	$
Mortgage servicing rights (1)	1,304		870
Prepaid shares tax	1,304		949
Equity investments without readily determinable fair value	5,080
Prepaid pension	5,788		3,764
Prepaid expenses	7,031		4,840
Restricted equity securities (FHLB and ACBB)	10,220		5,180
Investment in low income housing partnerships	17,886		5,015
Interest rate swaps(2)	20,537		19,278
Other assets	5,031		2,353
Total	$74,919		$42,249
(1)	The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $185.2 million at December 31, 2024 and $134.9 million at December 31, 2023.
(2)	Interest rate swaps balance represents the fair value of our commercial loan back-to-back swaps.

11. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2024 and 2023 are summarized as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Interest-bearing deposits:
Money market accounts	$936,239	$782,243
Interest-bearing demand and NOW accounts	1,238,853	796,426
Savings accounts	492,180	429,011
Time deposits less than $250	620,725	505,409
Time deposits $250 or more	184,039	121,265
Total interest-bearing deposits	3,472,036	2,634,354
Noninterest-bearing deposits	935,516	644,683
Total deposits	$4,407,552	$3,279,037

The aggregate amounts of maturities for all time deposits at December 31, 2024, are summarized as follows:

(Dollars in thousands)
2025	$601,427
2026	93,767
2027	46,119
2028	52,262
2029	6,821
Thereafter	4,368
$804,764

Time deposits less than $250 thousand included brokered deposits of $256.6 million and $261.0 million, at December 31, 2024 and December 31, 2023, respectively.

The aggregate amount of deposits reclassified as loans was $0.7 million at December 31, 2024, and $0.2 million at December 31, 2023. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses.

12. Short-term borrowings:

Short-term borrowings consisted of FHLB overnight advances or advances with stated original terms of less than twelve months, Bank Term Funding Program (“BTFP”) advances and other borrowings related to collateral held from derivative counterparties:

	At and for the year ended December 31, 2024
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Period
FHLB advances - Overnight	$	$6,733	$83,900	5.53%		%
Federal Reserve Bank - BTFP		12,352	24,968	5.73
Other borrowings	15,900	18,035	25,050	5.27	4.34
Total short-term borrowings	$15,900	$37,120	$133,918	5.48%	4.34%

	At and for the year ended December 31, 2023
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances - Overnight	$	$19,171	$158,000	4.48%		%
Other borrowings	17,590	19,160	28,470	5.54	5.35
Total short-term borrowings	$17,590	$38,331	$186,470	5.01%	5.35%

	At and for the year ended December 31, 2022
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances - Overnight	$100,400	$32,647	$125,975	2.73%	4.45%
Other borrowings	14,530	10,033	16,100	2.10	4.33
Total short-term borrowings	$114,930	$42,680	$142,075	2.58%	4.43%

In 2024, the Company assumed short-term borrowings in the aggregate of $139.7 million as a result of the merger with FNCB which included $25.0 million in Bank Term Funding Program advances and FHLB overnight borrowings.

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2024, the maximum borrowing capacity was $1.7 billion of which $99.1 million was outstanding in long-term debt and $487.8 million was used to issue standby letters of credit to collateralize public fund deposits. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day.

The Company also has unsecured line of credit agreements with two correspondent banks, where the total line amount was $18.0 million at December 31, 2024 and 2023. There were no amounts outstanding on either line of credit at December 31, 2024 or 2023. Interest on these borrowings accrues daily based on the daily federal funds rate.

In addition to borrowings from FHLB and correspondent bank lines of credit, the Company has availability through the Federal Reserve Bank’s Discount Window of $621.5 million at December 31, 2024 The FRB’s Borrower-in-custody (“BIC”) program allows depository institutions to pledge loans as collateral for Discount Window advances while retaining possession of the loan documentation. At December 31, 2024, $145.5 million in securities were pledged to the Discount Window. At December 31, 2023, $365.8 million in loans were pledged as collateral for the BIC program and provided $246.1 million in borrowing capacity.

In 2024, short-term borrowings included $24.9 million in Bank Term Funding Program (“BTFP”) funding, which was acquired at fair value in the FNCB merger. During the fourth quarter 2024, the BTFP funding was repaid. At December 31, 2023, $191.0 million in securities were pledged to the BTFP and $11 thousand was pledged to the Discount Window. The BTFP allowed depository institutions to borrow up to the par value of eligible securities pledged at the FRB. The BTFP expired on March 11, 2024 and the Company transferred the eligible securities pledged to the Federal Reserve Discount Window.

13. Long-term debt:

Long-term debt, consisting of advances from the FHLB, at December 31, 2024 and 2023 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed	December 31, 2024	December 31, 2023
March 2025	4.37%	$10,000	$10,000
December 2025	4.40	9,567
December 2025	4.36	20,000
March 2026	4.78	4,292
March 2026	4.20	15,000	15,000
May 2026	4.08	5,000
June 2027	4.16	5,224
August 2027	4.40	6,461
October 2027	5.29	3,941
October 2027	5.18	5,475
March 2028	4.45	14,188
Total FHLB long-term debt		99,148	25,000
Less net fair value discount		(511)
Total long-term debt		$98,637	$25,000

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2024 are as follows:

(Dollars in thousands)
2025	$39,567
2026	24,292
2027	21,101
2028	14,188
Total FHLB long-term debt	99,148
Less net fair value discount	(511)
Total long-term debt	$98,637

The Company assumed long-term borrowings in the aggregate of $87.4 million as a result of the merger with FNCB.  At December 31, 2024, long-term debt consisted of $25.0 million of FHLB advances issued in 2023 and $74.1 million of the remaining long-term debt assumed as a result of the merger.  At December 31, 2024, the recorded balance of long-term debt assumed from FNCB, net of fair value discounts, was $73.6 million.

14. Subordinated debt:

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

On July 1, 2024, the Company assumed $10.3 million of floating rate junior subordinated deferrable interest debentures due December 15, 2036 (“Debentures”) as a result of the FNCB merger at a fair market value of $8.0 million. The Debentures are held by First National Community Statutory Trust I, a Delaware statutory trust (the “Trust”). The Debentures and corresponding trust preferred securities (the “Trust Securities”) have a variable interest rate which resets quarterly to 3-month CME Term SOFR plus a spread adjustment of 0.26161 percent and a margin of 1.67 percent. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. The Trust Securities may be prepaid beginning December 15, 2011. The Company’s investment in the Trust is reflected on a deconsolidated basis. The Debentures totaling $8.0 million, have been reflected in borrowed funds in the consolidated balance sheets under the caption “Junior Subordinated Debentures” and interest expense on the Debentures is in its consolidated statements of income and comprehensive income (loss).

15. Fair value of financial instruments:

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

At December 31, 2024, the Company owned 35 corporate debt securities with an aggregate amortized cost and fair value of $31.4 million and $31.6 million, respectively. At December 31, 2024, the market for three corporate debt securities was not active based on transaction criteria for similar instruments. Both the aggregate amortized cost and fair value for these three securities was $4.3 million and $4.6 million, respectively, at December 31, 2024.  The Company obtained valuations for these securities from a third-party service provider that prepared the valuations using a market approach that involves identifying a population of transactions for similar instruments and incorporating an evaluation to capture credit risk associated with these bonds. Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing the population and evaluation of credit risk. Management believes this approach to be a conservative approach as it takes into consideration securities that have longer maturities or longer call dates, issuers with smaller asset sizes, and securities with smaller issue amounts. These factors are typically considered to be factors that would add credit spread to a bond, thus resulting in a higher required yield. Management believes the valuation results from this market approach to be consistent with pricing and data for similar deals at December 31, 2024. The Company considers the inputs used in the market approach to be unobservable Level 3 inputs because, while inputs are based on actual transactions, the relative number of transactions in the population is small and subjective assumptions are used in considering factors considered to incorporate credit spreads into the price determination. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from People's third-party service provider. During the year ended December 31, 2024 there were no transfers into Level 3 other than those Level 3 assets acquired in the FNCB merger. During the year ended December 31, 2023 there were no transfers in or out of Level 3.

Individually evaluated loans: Fair values for individually evaluated loans are estimated using underlying collateral values, where applicable.

Interest rate swaps and floors:  Values of these instruments are obtained through an independent pricing source utilizing information which may include market observed quotations for swaps, market index rates, forward rates and rate volatility. Derivative contracts create exposure to interest rate movements as well as risks from the potential of non-performance of the counterparty.

Other real estate owned:  Other real estate owned ("OREO") represents properties that the Company has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan, and former bank premises that are no longer used for operations or for future expansion. The Company reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the consolidated balance sheet. At December 31, 2024 OREO had a carrying amount of $748 thousand; there were no OREO at December 31, 2023. During the year ended December 31, 2024, one residential real estate property with a carrying value of $27 thousand and one former community banking office with a carrying value of $711 thousand were transferred to OREO.  Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023 are summarized as follows:

	At December 31, 2024
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$167,551	$167,551	$	$
U.S. government-sponsored enterprises
State and municipals:
Taxable	68,899		68,899
Tax-exempt	66,117		66,117
Residential mortgage-backed securities:
U.S. government agencies	1,376		1,376
U.S. government-sponsored enterprises	126,376		126,376
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,856		1,856
Private collateralized mortgage obligations	38,572		38,572
Asset backed securities	23,252		23,252
Corporate debt securities	31,621		26,999	4,622
Negotiable certificates of deposit	709		709
Common equity securities	2,430	2,430
Total investment securities	$528,759	$169,981	$354,156	$4,622
Interest rate swap-other assets	$20,537		$20,537
Interest rate swap-other liabilities	$(20,151)		$(20,151)

	At December 31, 2023
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$184,057	$184,057	$	$
U.S. government-sponsored enterprises	2,152		2,152
State and municipals:
Taxable	57,100		57,100
Tax-exempt	67,124		67,124
Residential mortgage-backed securities:
U.S. government agencies	724		724
U.S. government-sponsored enterprises	72,671		72,671
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	11,369		11,369
Corporate debt securities	3,730		3,730
Common equity securities	98	98
Total investment securities	$399,025	$184,155	$214,870	$
Interest rate swap-other assets	$19,278		$19,278
Interest rate swap-other liabilities	$(18,808)		$(18,808)

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2024 and 2023 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2024	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$22,164	$	$	$22,164
Other real estate owned	$738			$738

Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2023	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$4,740	$	$	$4,740

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2024	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$22,164	Appraisal of collateral	Appraisal adjustments	3.0% to 111.9% (59.6)%
			Liquidation expenses	0.0% to 6.0% (5.6)%
Other real estate owned	$738	Appraisal of collateral	Appraisal adjustments	0.0% to 10.0% (9.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2023	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$4,740	Appraisal of collateral	Appraisal adjustments	22.8% to 82.4% (63.6)%
			Liquidation expenses	3.0% to 6.0% (5.2)%

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

The carrying and fair values of the Company’s financial instruments at December 31, 2024 and 2023 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2024	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$135,851	$135,851	$135,851	$	$
Investment securities:
Available for sale	526,329	526,329	167,551	354,156	4,622
Common equity securities	2,430	2,430	2,430
Held to maturity	78,184	65,152		65,152
Loans held for sale
Net loans	3,951,729	3,830,062			3,830,062
Accrued interest receivable	15,632	15,632		15,632
Mortgage servicing rights	1,304	2,314		2,314
Restricted equity securities (FHLB and other)	10,220	10,220		10,220
Other assets - interest rate swaps	20,537	20,537		20,537
Total	$4,742,216	$4,608,527
Financial liabilities:
Deposits	$4,407,552	$4,404,117	$	$4,404,117	$
Short-term borrowings	15,900	15,900		15,900
Long-term debt	98,637	98,875		98,875
Subordinated debt	33,000	32,506		32,506
Junior subordinated debt	8,039	8,167		8,167
Accrued interest payable	5,503	5,503		5,503
Other liabilities - interest rate swaps	20,151	20,151		20,151
Total	$4,588,782	$4,585,219

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2023	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$187,365	$187,365	$187,365	$	$
Investment securities:
Available for sale	398,927	398,927	184,057	214,870
Common equity securities	98	98	98
Held to maturity	84,851	71,698		71,698
Loans held for sale	250	250		250
Net loans	2,828,002	2,593,151			2,593,151
Accrued interest receivable	12,734	12,734		12,734
Mortgage servicing rights	870	1,745		1,745
Restricted equity securities (FHLB and other)	5,180	5,180		5,180
Other assets - interest rate swaps	19,278	19,278		19,278
Total	$3,537,555	$3,290,426
Financial liabilities:
Deposits	$3,279,037	$3,274,774	$	$3,274,774	$
Short-term borrowings	17,590	17,590		17,590
Long-term debt	25,000	24,924		24,924
Subordinated debt	33,000	45,504		45,504
Accrued interest payable	5,765	5,765		5,765
Other liabilities - interest rate swaps	18,808	18,808		18,808
Total	$3,379,200	$3,387,365

16. Derivatives and hedging activities:

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

As of December 31, 2024 and 2023, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
AFS Securities (1)	$155,731	$143,573	$239	$871
Fixed Rate Loans (2)	50,195	50,462	195	462
Total	$205,926	$194,035	$434	$1,333
(1)	Fixed Rate AFS Securities. These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $155.7 million. The amounts of the designated hedged items were $100.0 million. At December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $143.6 million. The amounts of the designated hedged items were $100.0 million.

(2)	Fixed Rate Loan Assets. These amounts include the carrying value of fixed rate loan assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2024 and 2023, the principal value of the hedged item was $50.0 million.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of December 31, 2024, the Company had 147 interest rate swaps with an asset notional of $322.7 million and a liability notional of $305.1 million respectively, related to this program. As of December 31, 2023, the Company had 109 interest rate swaps with an asset notional of $238.7 million and a liability notional of $237.7 million respectively, related to this program.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2024 and December 31, 2023.

Fair Values of Derivative Instruments
		Derivative Assets							Derivative Liabilities

		As of December 31, 2024 (1)				As of December 31, 2023 (1)			As of December 31, 2024			As of December 31, 2023
(Dollars in thousands)		Notional Amount	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	$		Other Assets	$		Other Assets	$		$150,000	Other Liabilities	$447	Other Liabilities	$1,270
Total derivatives designated as hedging instruments				$			$				$447		$1,270

Derivatives not designated as hedging instruments
Interest Rate Products		$297,947	Other Assets		$21,005	Other Assets		$19,833	$297,947	Other Liabilities	$20,619	Other Liabilities	$19,364
Other Contracts		24,730	Other Assets		1	Other Assets		3	7,196	Other Liabilities		Other Liabilities
Total derivatives not designated as hedging instruments					$21,006			$19,836			$20,619		$19,364

(1) The notional asset amount of interest rate swaps at December 31, 2024 was $297.9 million and $24.7 million for risk participation agreements. The notional asset amount of interest rate swaps at December 31, 2023 was $230.3 million and $8.4 million for risk participation agreements.

Amounts include accrued interest.

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive loss as of December 31, 2024 and December 31, 2023.

(Dollars in thousands) Twelve months ended December 31, 2024		Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component		Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income Included Component		Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products*	$		$		$		Interest Income	$		$		$
Total	$		$		$			$		$		$

(Dollars in thousands) Twelve months ended December 31, 2023		Amount of (Loss) Recognized in OCI on Derivative		Amount of (Loss) Recognized in OCI Included Component		Amount of (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from Accumulated Other Comprehensive Income into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income		Amount of (Loss) Reclassified from Accumulated OCI into Income Included Component		Amount of (Loss) Reclassified from Accumulated OCI into Income Excluded Component
Derivatives in Cash Flow Hedging Relationships
Interest Rate Products*		$(1)	$			$(1)	Interest Income		$(48)	$			$(48)
Total		$(1)	$			$(1)			$(48)	$			$(48)

*     Amounts disclosed are gross and not net of taxes.

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income (Loss)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022.

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the twelve months ended December 31,
	.	2024	2023	2022
(Dollars in thousands)		Interest Income	Interest Income	Interest Income

Total amounts of income and expense line items presented in the statements of income and
comprehensive income (loss) in which the effects of fair value or cash flow hedges are recorded.		$(267)	$142	$212

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items		(899)	871
Derivatives designated as hedging instruments		632	(681)
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of (loss) reclassified from AOCI into income			(48)	212
Amount of gain reclassified from AOCI into income - Included Component				276
Amount of (loss) reclassified from AOCI into income - Excluded Component	$		$(48)	$(64)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income (Loss)

The tables below present the effect of the Company’s other derivative financial instruments on the consolidated statements of income and comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022.

		Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain
		Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivatives	Income on Derivatives	Income on Derivatives
	Recognized in Income	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
(Dollars in thousands)	on Derivatives	December 31, 2024	December 31, 2023	December 31, 2022
Derivatives Not Designated as Hedging Instruments:
Interest Rate Products	Other income / (other expense)	$(83)	$(262)	$516
Other Contracts	Other income / (other expense)	(7)	(6)	5
Total		$(90)	$(268)	$521

Fee Income	Fee income	$368	$652	$106

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
as of December 31, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$21,005	$	$21,005	$	$15,900	$5,105

Offsetting of Derivative Liabilities
as of December 31, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$21,065	$	$21,065	$21,065	$	$
*Cash collateral of $780k was paid in December 2024, but not presented as an offset above.

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
*Cash collateral of $2,450 was paid in December 2023, but not presented as an offset above.

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

As of December 31, 2024, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $350 thousand. As of December 31, 2023, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.7 million.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $0.8 million and $2.5 million against its obligations under these agreements as of December 31, 2024 and 2023. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

17. Stock plans:

In May 2017, the Company’s stockholders approved the 2017 equity incentive plan (“2017 Plan”). In May 2023, the Company’s stockholders approved the 2023 equity incentive plan (“2023 Plan”). Under the 2017 Plan and 2023 Plan, the compensation committee of the Company’s board of directors has the authority to, among other things:

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

On July 1, 2024, as a result of the FNCB merger, the Company assumed those outstanding and unvested restricted stock awards that had been granted under the FNCB 2023 Equity Incentive Plan after September 27, 2023, the date of the Merger Agreement. These awards will be expensed over the remaining life of 57 months.

As of December 31, 2024, 91,865 shares of the Company’s common stock were available for grant as awards pursuant to the 2023 Plan. While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan. If any outstanding 2017 Plan awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others under the 2023 Plan.

The 2017 Plan and 2023 Plan authorize grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

In 2024, the Company granted 8,895 time based restricted stock awards, under the 2023 Plan. In 2023, the Company granted 18,222 performance based restricted stock units and 5,206 time based restricted stock awards, under the 2023 Plan.

The non-performance restricted stock grants made in 2024, 2023 and 2022 vest equally over three years. The performance-based restricted stock units vest over three fiscal years and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on tangible common equity that determines the number of restricted stock units that may vest.

The activity related to the 2017 and 2023 Plan for each of the years ended December 31, 2024, 2023 and 2022 is as follows:

(Dollars in thousands)	2024	2023	2022
Nonvested, January 1	58,631	39,470	36,281
Assumed in merger	16,890
Granted shares	8,894	23,428	19,787
Vested shares	(31,067)	(16,791)	(16,403)
(Forfeited) surrendered shares	(14,774)	12,524	(195)
Nonvested, December 31	38,574	58,631	39,470

The Company expenses the fair value of all-share based compensation over the requisite service period commencing at grant date. The fair value of restricted stock is expensed on a straight-line basis. Compensation is recognized over the vesting period and adjusted based on the performance criteria. The Company classifies share-based compensation for employees within “salaries and employee benefits expense” on the consolidated statements of income and comprehensive income (loss).

The Company recognized expense for awards granted under the 2017 and 2023 plan of $0.6 million in 2024, $0.9 million in 2023 and $0.5 million in 2022. As of December 31, 2024, the Company had $1.0 million of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of 3.1 years.

18. Employee benefit plans:

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

Under the Retirement Profit Sharing 401(k) Plan, amounts approved by the Board of Directors have been paid into a fund and each participant was credited with an amount in proportion to their annual compensation. Upon retirement, death or termination, each participant is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. Eligible participants may elect deferrals of up to the maximum amounts permitted by law.

The Company contributed $0.2 million to the ESOP for 2022. There were no ESOP contributions in 2024 or 2023. The Company contributed $1.8 million in 2024, $1.4 million in 2023 and $1.3 million in 2022, to the Retirement Profit Sharing 401(k) Plan, which was comprised of a safe harbor contribution of $1.0 million, $0.8 million and $0.7 million, respectively and a discretionary match of $0.8 million, $0.6 million and $0.6 million, respectively.

The Company established a SERP Plan to replace certain 401(k) plan benefits lost due to compensation limits imposed on qualified plans by federal tax law. The annual benefit is a maximum of 6 percent of the executive compensation in excess of Federal limits. The total liability associated with this plan was $223 thousand and $180 thousand at December 31, 2024 and 2023, respectively. The expense associated with the plan was $43 thousand, $19 thousand and $20 thousand for 2024, 2023 and 2022, respectively.

The Company has SERPs for the benefit of certain officers. At December 31, 2024 and 2023, other liabilities include $5.1 million and $3.1 million accrued under the plans. Compensation expense includes approximately $0.3 million, $0.4 million and $0.4 million relating to these SERPs for the years ended December 31, 2024, 2023 and 2022, respectively.

The increase in the SERP was due to the Company’s assumption of FNCB’s $2.0 million SERP liability in the merger July 1, 2024. Additional expense associated with the plan totaled $0.1 million for the year ended December 31, 2024.

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

Information related to the Employees’ Pension Plan at December 31, 2024 and 2023 is as follows:

	Pension Benefits
(Dollars in thousands)	2024	2023
Change in benefit obligation:
Benefit obligation, beginning	$13,845	$13,792
Interest cost	634	655
Change in experience gain	77	2
Change in actuarial assumptions	(867)	306
Benefits paid	(945)	(910)
Benefit obligation, ending	12,744	13,845
Change in plan assets:
Fair value of plan assets, beginning	17,609	16,106
Actual return on plan assets	1,868	2,413
Employer contributions
Benefits paid	(945)	(910)
Fair value of plan assets, ending	18,532	17,609
Funded status at end of year	$5,788	$3,764

The Company utilized the mortality scale within the mortality tables from MP 2021 to re-measure its pension plan at December 31, 2024 and 2023. The change in the discount rate from 4.73 percent to 5.38 percent resulted in a decrease to the benefit obligation of $0.9 million in 2024 and an increase of $0.3 million in 2023.

Amounts recognized in the consolidated balance sheets at December 31, 2024 and 2023 are as follows:

	Pension Benefits
(Dollars in thousands)	2024	2023
(Other Assets)/Other Liabilities	$(5,788)	$(3,764)
Amounts recognized in the accumulated other comprehensive loss consist of:
Net actuarial gain	(2,852)	(4,370)
Deferred taxes	622	956
Net amount recognized	$(2,230)	$(3,414)

The accumulated benefit obligation for the defined benefit pension plan was $12.7 million and $13.8 million at December 31, 2024 and 2023, respectively.

Components of net periodic pension income and other amounts recognized in other comprehensive income (loss) are as follows:

(Dollars in thousands)	Pension Benefits
Twelve Months Ended December 31,	2024	2023	2022
Net periodic pension benefit:
Interest cost	$634	$655	$456
Expected return on plan assets	(1,281)	(1,170)	(1,407)
Amortization of unrecognized net loss	141	194	198
Net periodic pension benefit:	(506)	(321)	(753)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss	634	655	456
Deferred tax	(138)	(141)	(96)
Total recognized in other comprehensive income (loss)	496	514	360
Total recognized in net period pension cost and other comprehensive income (loss)	$(10)	$193	$(393)

Weighted-average assumptions used to determine benefit obligations and related expenses were as follows:

	Pension Benefits
	2024	2023	2022
Discount rate:
Obligation	5.38%	4.73%	4.93%
Expense	4.73	4.93	2.59
Expected long-term return on plan assets	7.50%	7.50%	7.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2024 and 2023, by asset category are as follows:

	2024	2023
Asset Category:
Cash and cash equivalents	1.4%	4.4%
Equity securities	50.9	63.3
Corporate bonds	29.0	18.1
U.S. government securities	18.7	14.2
	100.0%	100.0%

Fair value measurement of pension plan assets at December 31, 2024 and 2023 is as follows:

	December 31, 2024
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$255	$255	$	$
Equity securities:
U.S. large cap	8,598	8,598
International	853	853
Fixed income securities:
U.S. Treasuries	1,667		1,667
U.S. government agencies	1,791		1,791
Corporate bonds	5,368		5,368
Total	$18,532	$9,706	$8,826	$

	December 31, 2023
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$783	$783	$	$
Equity securities:
U.S. large cap	9,482	9,482
International	1,671	1,671
Fixed income securities:
U.S. Treasuries	343		343
U.S. government agencies	2,149		2,149
Corporate bonds	3,181		3,181
Total	$17,609	$11,936	$5,673	$

The Company investment policies and strategies with respect to the pension plan include: (i) the Trust and Investment Division’s equity philosophy is large-cap core with a value bias (we invest in individual high-grade common stocks that are selected from our approved list); (ii) diversification is maintained by having no more than 20 percent in any industry sector and no individual equity representing more than 10 percent of the portfolio; and (iii) the fixed income style is conservative but also responsive to the various needs of our individual clients. Fixed income securities consist of U.S. government agencies or corporate bonds rated “A” or better. The Company targets the following allocation percentages: (i) cash equivalents 10 percent; (ii) fixed income 40 percent; and (iii) equities 50 percent. There is no Company stock included in equity securities at December 31, 2024 or 2023. The Company has not determined the amount of the expected contribution to the Employees’ Pension Plan for 2025.

The following benefit payments are expected to be paid in the next five years and in the aggregate for the five years thereafter:

(Dollars in thousands)	Pension Benefits
2025	$1,011
2026	1,034
2027	1,041
2028	1,036
2029	1,019
Thereafter	4,918
Total	$10,059

19. Income taxes:

The current and deferred amounts of the provision for income taxes expense for each of the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

(Dollars in thousands)	2024	2023	2022
Current tax provision
Federal	$3,299	$3,853	$6,665
State	320
Total current tax provision	3,619	3,853	6,665
Deferred tax (benefit) provision
Federal	(3,449)	1,268	611
State	(200)
Total deferred tax (benefit) provision	(3,649)	1,268	611
Total income tax (benefit) expense	$(30)	$5,121	$7,276

The components of the net deferred tax asset at December 31, 2024 and 2023 are summarized as follows:

(Dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$9,217	$4,789
Lease liability	2,774	2,397
Defined benefit plan	1,280	1,635
Deferred compensation	1,046	694
Investment securities available for sale	10,681	11,270
Purchase accounting	9,084
Built-in loss carryforward	7,331
Other	1,285	339
Total	42,698	21,124
Deferred tax liabilities:
Lease right-of-use assets	2,684	2,313
Premises and equipment, net	1,974	2,109
Purchase accounting		474
Deferred loan costs	467	92
Accrued compensation	803	1,912
Other	1,082	454
Total	7,010	7,354
Net deferred tax asset	$35,688	$13,770

The acquisition of FNCB triggered a change in ownership, as defined under Internal Revenue Code (IRC) Section 382. As a result, the Company determined that at the date of the ownership change, it had a net unrealized built-in loss (“NUBIL”). Under IRC Section 382, the Company’s net built-in losses that existed prior to the ownership change are limited in their utilization based on the fair market value of the Company’s assets at the time of the change and the applicable federal long-term tax-exempt rate. Due to the limitation, the Company has reassessed its deferred tax assets and liabilities, including the realizability of any built-in losses. The impact of these limitations has been reflected in the Company’s tax provision for the period. As of December 31, 2024, the Company is limited to an approximate $4.8 million annual limitation on its ability to utilize its built-in losses and has built-in loss carryforward of approximately $33.6 million that do not expire and can be utilized to offset future taxable income. Based on the Company’s projections of future taxable income, it is more likely than not the Company will fully utilize these carryforwards in the future years.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 21.0 percent for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 is summarized as follows:

	2024		2023		2022
(Dollars in thousands, except percents)	Amount	%	Amount	%	Amount	%
Provision for income tax at statutory rate	$1,778	21.00%	$6,825	21.00%	$9,527	21.00%
Increase (decrease) resulting from:
State tax, net of federal benefit	95	1.16	397	1.22	216	0.63
Tax exempt interest	(1,237)	(14.61)	(1,057)	(3.25)	(1,400)	(3.09)
Bank owned life insurance income	(360)	(4.25)	(221)	(0.68)	(205)	(0.45)
Residential housing program tax credits	(631)	(7.45)	(755)	(2.32)	(911)	(2.01)
Nondeductible transaction costs	206	2.43	179	0.55
Other, net	119	1.36	(247)	(0.76)	49	(0.04)
Total	$(30)	(0.36)%	$5,121	15.76%	$7,276	16.04%

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

The Company follows FASB ASC Topic 740 “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes. The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2024, 2023 and 2022. The Company does not have an accrual for uncertain tax positions as of December 31, 2024, 2023 or 2022, as deductions taken or benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2021 and thereafter are subject to examination by tax authorities.

20. Segment Reporting:

We operate our business as a single integrated business unit which provides a number of products and services to meet our customers banking and financial needs. Our products and services include commercial lending and leasing products such as real estate secured lending, equipment finance, working capital lines of credit, and construction loans. We also offer consumer lending services including secured and unsecured installment loans, home equity loans, construction and real estate loans, credit lines and indirect auto loans. Our products also include deposit services such as personal and business checking accounts, savings, money market and certificates of deposits. Additionally, we provide an array of cash management services, trust and wealth management services. These services are all delivered through the same business network.

The Company’s CEO is the chief operating decision maker who uses consolidated net income to assess performance and profitability of our single business segment. Consolidated net income is used to assess performance by comparing results on a monthly basis, including variances to budget and prior period results. Consideration is given to performance of components of the business, such as branches and geographic regions, which are then aggregated. This information is used to achieve strategic initiatives by allowing the chief operation decision maker to manage resources that drive our business and earnings. Additionally, consolidated net income is used to benchmark the Company against its banking peers.

The accounting policies of the single business unit are the same as provided in Note 1 - "Summary of Significant Accounting Policies" and our segment assets are the same as assets presented in the Consolidated Balance Sheets.

21. Parent Company financial statements:

CONDENSED BALANCE SHEETS

(Dollars in thousands)	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$1,151	$188
Equity securities	1,657	98
Investment in bank subsidiary	499,446	372,348
Due from subsidiaries	486
Other assets	7,813	936
Total assets	$510,553	$373,570

Liabilities and Stockholders’ Equity:
Subordinated debt	$33,000	$33,000
Junior subordinated debt	8,039
Accrued interest payable	177	148
Other liabilities	387
Stockholders’ equity	468,950	340,422
Total liabilities and stockholders’ equity	$510,553	$373,570

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	2024	2023	2022
Income:
Dividends from subsidiaries	$20,593	$20,158	$11,325
Other income	105	4	3
Gains (losses) on equity securities	130	(11)	(31)
Total income	20,828	20,151	11,297
Expense:
Acquisition related expenses	1,877	1,580
Interest expense on subordinated debt	2,189	1,774	1,774
Other expenses	1,551	1,538	1,188
Total expenses	5,617	4,892	2,962
Income before taxes and undistributed income	15,211	15,259	8,335
Income tax benefit	(1,464)	(857)	(624)
Income before undistributed income of subsidiaries	16,675	16,116	8,959
(Distributions in excess of net income) equity in undistributed net income of subsidiaries	(8,177)	11,264	29,131
Net income	$8,498	$27,380	$38,090

condensed Statements of Cash Flows

(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$8,498	$27,380	$38,090
Adjustments:
Amortization expense related to acquired borrowings	47
Net (gains) losses on investment securities	(130)	11	31
Distributions in excess of net income (undistributed net income of subsidiaries)	8,177	(11,264)	(29,131)
(Increase) decrease in other assets	(1,430)	359	(591)
Increase (decrease) in other liabilities	1,252		(40)
Stock based compensation	786	888	534
Net cash provided by operating activities	17,200	17,374	8,893
Cash flows from investing activities:
Investment in insurance company	(802)
Cash balance acquired in merger, net of cash outlay	1,091
Proceeds from sale of equity securities	1,567
Net cash provided by investing activities	1,856
Cash flows from financing activities:
Retirement of common stock		(5,886)	(1,253)
Cash dividends paid	(18,093)	(11,659)	(11,325)
Net cash used in financing activities	(18,093)	(17,545)	(12,578)
Increase (decrease) in cash and cash equivalents	963	(171)	(3,685)
Cash and cash equivalents at beginning of year	188	359	4,044
Cash and cash equivalents at end of year	$1,151	$188	$359

22. Regulatory matters:

Dividends are paid by the Parent Company from its assets, which are mainly provided by dividends from the Bank. Under the Pennsylvania Business Corporation Law of 1988, as amended, the Company may not pay a dividend if, after payment, either the Company could not pay its debts as they become due in the usual course of business, or the Company’s total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: (i) financial statements prepared on the basis of GAAP; (ii) financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or (iii) a fair valuation or other method that is reasonable under the circumstances. In addition, the Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

In addition, under the Pennsylvania Banking Code of 1965, as amended, The Bank may only declare and pay dividends out of accumulated net earnings, or accumulated net earnings acquired as a result of a merger within seven years. Further, the Bank may not declare or pay any dividend unless the Bank’s surplus would not be reduced by the payment of the dividend below 100 percent of our capital stock. Pennsylvania law requires that each year the Bank set aside as surplus, a sum equal to not less than 10 percent of its net earnings if surplus does not equal at least 100 percent of our capital stock. Under federal law and FDIC regulations, an insured bank may not pay dividends if doing so would make it undercapitalized within the meaning of the prompt corrective action law or if in default of its deposit insurance fund assessment.

Although subject to the aforementioned regulatory restrictions, the Company’s consolidated retained earnings at December 31, 2024 and 2023 were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

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

The amount of funds available for transfer from the Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2024, the maximum amount available for transfer from the Bank to the Company in the form of loans amounted to $47.2 million. At December 31, 2024 and 2023, there were no loans outstanding, nor were any advances made during 2024 and 2023.

The Company and the Bank are subject to certain regulatory capital requirements administered by the federal banking agencies, which are defined in Section 38 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. In the event an institution is deemed to be undercapitalized by such standards, FDICIA prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to the significantly or critically undercapitalized institutions including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention when the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

The Bank met the capital requirement for the “well capitalized” category under the regulatory framework for prompt corrective action at December 31, 2024. To be categorized as well capitalized, the Bank must maintain certain minimum Tier I risk-based, total risk-based and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. Regulators may assign the Bank to a lower capitalization category based on factors other than capital.

The Company and Bank are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.00 percent (a minimum of 4.50 percent plus a capital conservation buffer of 2.50 percent), a Tier 1 capital to risk-weighted assets ratio of at least 8.50 percent (a minimum of 6.00 percent plus a capital conservation buffer of 2.50 percent), a total capital to risk-weighted assets ratio of at least 10.50 percent (a minimum of 8.00 percent plus a capital conservation buffer of 2.50 percent), and a Tier 1 leverage ratio of at least 4.00 percent. Management believes that, as of December 31, 2024, the Company and the Bank met all capital adequacy requirements to which it is subject.

The Company and the Bank’s actual capital ratios at December 31, 2024 and 2023, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	December 31, 2024
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$399,461	10.16%	$176,971	4.50%	NA	NA
Bank	429,958	10.95	176,640	4.50	$255,147	6.50%
Tier 1 capital to risk-weighted assets:
Company	409,461	10.41	235,962	6.00	NA	NA
Bank	429,958	10.95	235,520	6.00	314,027	8.00
Total capital to risk-weighted assets:
Company	485,117	12.34	314,616	8.00	NA	NA
Bank	472,614	12.04	314,027	8.00	392,534	10.00
Tier 1 capital to average assets:
Company	409,461	7.97	205,493	4.00	NA	NA
Bank	429,958	8.37	205,431	4.00	256,788	5.00
NA = not applicable

	December 31, 2023
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$321,403	12.10%	$119,577	4.50%	NA	NA
Bank	353,330	13.30	119,561	4.50	$172,699	6.50%
Tier 1 capital to risk-weighted assets:
Company	321,403	12.10	159,436	6.00	NA	NA
Bank	353,330	13.30	159,414	6.00	212,552	8.00
Total capital to risk-weighted assets:
Company	376,341	14.16	212,581	8.00	NA	NA
Bank	375,268	14.12	212,552	8.00	265,690	10.00
Tier 1 capital to average assets:
Company	321,403	8.50	151,252	4.00	NA	NA
Bank	353,330	9.34	151,274	4.00	189,093	5.00
NA = not applicable

23. Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2024 and 2023 are as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Net unrealized loss on investment securities available for sale	$(48,959)	$(51,527)
Income tax benefit	(10,681)	(11,270)
Net of income taxes	(38,278)	(40,257)
Benefit plan adjustments	(2,852)	(4,370)
Income tax benefit	(622)	(956)
Net of income taxes	(2,230)	(3,414)
Derivative adjustments	(239)	(871)
Income tax benefit	(52)	(191)
Net of income taxes	(187)	(680)
Accumulated other comprehensive loss	$(40,695)	$(44,351)

Other comprehensive income (loss) and related tax effects for the years ended December 31, 2024, 2023 and 2022 are as follows:

(Dollars in thousands)	2024	2023	2022
Unrealized gain (loss) on investment securities available for sale	$2,569	$14,804	$(66,435)
Net (gain) loss on the sale of investment securities available for sale (1)	(1)	(81)	1,976
Other comprehensive income (loss) on available for sale debt securities	2,568	14,723	(64,459)
Benefit plans:
Amortization of actuarial loss (2)	141	194	198
Actuarial gain	1,377	935	172
Net change in benefit plan liabilities	1,518	1,129	370
Net change in derivatives	632	(824)	(728)
Other comprehensive income (loss) before taxes	4,718	15,028	(64,817)
Income tax expense (benefit)	1,062	3,043	(13,995)
Other comprehensive income (loss)	$3,656	$11,985	$(50,822)

(1)	Represents amounts reclassified out of accumulated comprehensive income (loss) and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
(2)	Represents amounts reclassified out of accumulated comprehensive income (loss) and included in the computation of net periodic pension expense. Refer to Note 18 included in these consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2024.  Based upon that evaluation, the CEO and CFO concluded, as of December 31, 2024, that disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.  Management’s Report on Internal Controls over Financial Reporting is located below.

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded FNCB, which the Company acquired in a business combination on July 1, 2024. Total assets, excluding goodwill and intangibles, and total revenues of FNCB represented approximately 25 percent and 21 percent of the total assets and total revenues of the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2024, respectively.

Our independent registered public accounting firm, Baker Tilly US, LLP, also attested to, and reported on, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  Baker Tilly US, LLP’s attestation report appears in Part II, Item 8, “Financial Statements and Supplemental Data.”

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2024, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking.

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

On July 1, 2024, we completed the acquisition of FNCB Bancorp, Inc. and its subsidiaries (“FNCB”). In accordance with SEC guidance, an acquired business’s internal controls may be excluded from management’s annual assessment and report on internal control over financial reporting for a period of no longer than one year from the date of the acquisition. As the acquisition occurred during the third quarter of 2024, management excluded the acquired business from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. FNCB’s total assets and revenues constituted approximately 25% and 21%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the year ended December 31, 2024. See "Note 2. Business Combinations" for further discussion of the Merger and its impact on the Company’s consolidated financial statements.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2024 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024.

/s/ Gerard A. Champi
Gerard A. Champi
Chief Executive Officer
(Principal Executive Officer)
/s/ John R. Anderson III
John R. Anderson III Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 28, 2025

Changes in Internal Control Over Financial Reporting

The Company is working to integrate FNCB into its overall internal control over financial reporting processes. Except for changes made in connection with this integration of FNCB, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.Other Information.

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Company has adopted a securities trading policy applicable to the Company’s directors, officers, employees and consultants with respect to trading in the Company’s securities. The Company believes the policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the Nasdaq Stock Market. The foregoing summary of the Company’s insider trading compliance policy and program does not purport to be complete and is qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 19.1.

We incorporate the additional information required by this Item 10 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, under the following captions:

●	Proposal 1 – Election of Directors;
●	Board of Directors and Committees;
●	Executive Officers and Compensation;
●	Certain Relationships and Related Transactions;
●	Code of Ethics; and
●	Delinquent Section 16(a) Reports.

Item 11.	Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, under the following captions:

●	Executive Officers and Compensation;
●	Certain Relationships and Related Transactions;
●	Equity Compensation Plan Information;
●	Pay ratio disclosure;
●	Pay versus performance disclosure;
●	2024 Director Compensation; and
●	Certain Relationships and Related Transactions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, under the caption “Certain Relationships and Related Transactions” and “Board of Directors and Committees – Director Independence.”

Item 14.	Principal Accountant Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2025 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, under the caption “Proposal 3 – Ratification of the Appointment of Baker Tilly US, LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2025.”

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
3.2

Articles of Amendment to the Articles of Incorporation of Peoples Financial Services Corp., effective as of May 19, 2020 (incorporated by reference to Exhibit 3.2 to registrant’s quarterly report on Form 10-Q filed with the Commission on August 10, 2020)

3.3

Second Amended and Restated Bylaws of Peoples Financial Services Corp., as amended (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on November 14, 2024)

4.1

Certain instruments relating to long-term debt of the registrant and its consolidated subsidiaries not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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
10.11

Peoples Security Bank and Trust Company Executive Cash Bonus Plan, amended and restated as of May 8, 2020 (incorporated by reference to Exhibit 10.1 attached to the registrant’s current report on Form 8-K filed with the Commission on May 12, 2020)*

10.12

Penn Security Bank & Trust Company Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the annual report of Penseco Financial Services Corp. on Form 10-K filed with the SEC on March 14, 2011 (SEC File No. 000-23777))*

Exhibit No.	Description of Exhibit

10.13

Employment Agreement, dated January 3, 2011, among Penseco Financial Services Corporation, Penn Security Bank & Trust, and Craig W. Best (incorporated by reference to Exhibit 10.1 of the current report of Penseco Financial Services Corp. on Form 8-K filed with the SEC on January 7, 2011 (SEC File No. 000-23777))*

10.14

First Amendment to Employment Agreement dated December 31, 2015, by and among Peoples Financial Services Corp., Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 of the current report of the registrant on Form 8-K filed with the SEC on January 6, 2016)*

10.15

Amended and Restated Deferred Compensation Plan #2, dated April 22, 2014, by and between Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on April 28, 2014)*

10.16

First Amendment to Amended and Restated Deferred Compensation Plan #2, dated August 29, 2015, by and between Peoples Security Bank and Trust Company and Craig Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on September 3, 2015)*

10.17

Second Amendment to Amended and Restated Deferred Compensation Plan #2, dated January 30, 2020, by and between Peoples Security Bank and Trust and Craig Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on January 31, 2020)*

10.18

Penn Security Bank & Trust Company Excess Benefit Plan, amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the annual report of Penseco Financial Services Corp. on Form 10-K filed with the SEC on March 14, 2011 (SEC File No. 000-23777))*

10.19

Employment Agreement, dated May 30, 2012, among Penseco Financial Services Corporation, Penn Security Bank and Trust Company, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012)*

10.20

Supplemental Executive Retirement Plan Agreement, dated May 31, 2012, by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012 (SEC File No. 000-23777))*

10.21

Employment Agreement, dated as of August 27, 2014, by and between the Bank and Neal D. Koplin (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K filed with the Commission on March 16, 2015)*

10.22

Supplemental Executive Retirement Plan Agreement, dated April 24, 2017, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Neal D. Koplin (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the Commission on April 25, 2017.)*

10.23

Form of Supplemental Director Retirement Plan Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K filed with the Commission on March 15, 2005)*

10.24

Form of Amendment to Supplemental Director Retirement Plan Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K filed with the Commission on March 15, 2006)*

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

10.30

Amended & Restated Severance Agreement, dated as of September 27, 2023, by and between Peoples Security Bank and Trust Company and John R. Anderson, III (incorporated by reference to Exhibit 99.3 to the registrant’s current report on Form 8-K filed on September 27, 2023)*

10.31

Supplemental Executive Retirement Plan Agreement, dated March 30, 2022, by and between Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Timothy H. Kirtley (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed with the Commission on April 1, 2022)*

10.32

Supplemental Executive Retirement Plan Agreement, dated March 30, 2022, by and between Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and John R. Anderson, III (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the Commission on April 1, 2022)*

10.33

Deferred Compensation Plan by and between Peoples Security Bank and Trust Company and Susan L. Hubble adopted April 1, 2022 (incorporated by reference to exhibit 10.3 to registrant’s quarterly report on Form 10-Q filed with the Commission on August 8, 2022)*

10.34

Employment Agreement, dated as of July 26, 2024 by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Gerard A. Champi (incorporated by reference to Exhibit 10.1 to the registrant’s current report of From 8-K filed with the Commission on July 29, 2024)*

10.35

Employment Agreement between First National Community Bancorp, Inc., First National Community Bank and James M. Bone, Jr. (incorporated by reference to Exhibit 10.18 to FNCB’s Current Report on Form 8-K filed with the Commission on October 2, 2015 (SEC File No. 000-53869))*

10.36

Amendment to Employment Agreement, dated September 27, 2023 by and among FNCB Bancorp, Inc., FNCB Bank and James M. Bone, Jr. (incorporated by reference to Exhibit 10.1 to FNCB’s Current Report on Form 8-K filed with the Commission on September 27, 2023 (SEC File No.001-38408))*

10.37

Amended and Restated Employment Agreement, entered into as of November 27, 2024 by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and James M. Bone Jr.(incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on February 4, 2025)*

10.38

FNCB Bancorp, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to FNCB’s Registration Statement on Form S-8 filed with the Commission on June 23, 2023(SEC File No. 333-272878))*

10.39

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.2 to FNCB’s Registration Statement on Form S-8 filed with the Commission on January 24, 2014 (SEC File No. 333-193545))*

10.40

Peoples Security Bank and Trust Company (formerly First National Community Bank) Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10-8 to FNCB’s Form10-K for the year ended December 31, 2022, filed with the Commission on March 10, 2023 (SEC File No. 001-38408))*

10.41

Third Amendment to the Peoples Security Bank and Trust Company (formerly FNCB Bank) Supplemental Executive Retirement Plan dated June 26, 2024 (incorporated by reference to Exhibit 10.7 of the registrant’s quarterly report on Form 10-Q filed with the Commission on November 14, 2024)*

10.42	Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to FNCB’s Form 10-K for the year ended December 31, 2012, filed with the Commission on March 28, 2013 (SEC File No. 001-38408))*
10.43

Separation Agreement, dated as of October 25, 2024 by and between Craig W. Best, Peoples Security Bank and Trust Company, and Peoples Financial Services Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on October 25, 2024)*

10.44	Form of Endorsement Split-Dollar Life Insurance Agreement*
19.1	Insider Trading Policy
21.1	List of Subsidiaries
23.1	Consent of Baker Tilly US, LLP

Exhibit No.	Description of Exhibit

24.1	Power of Attorney (Included as part of signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant
97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the registrant’s Form 10-K filed with the Commission on March 15, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	- Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peoples Financial Services Corp.

By:	/s/ Gerard A. Champi
Gerard A. Champi
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John R. Anderson III
John R. Anderson III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Gerard A. Champi and John R. Anderson III as his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William E. Aubrey II	Director and Chairman of the Board	March 28, 2025
William E. Aubrey II

/s/ Gerard A. Champi	Chief Executive Officer	March 28, 2025
Gerard A. Champi	(Principal Executive Officer)

/s/ John R. Anderson III	Executive Vice President and Chief Financial Officer	March 28, 2025
John R. Anderson III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sandra L. Bodnyk	Director	March 28, 2025
Sandra L. Bodnyk

/s/ William G. Bracey	Director	March 28, 2025
William G. Bracey

/s/ Joseph Coccia	Director	March 28, 2025
Joseph Coccia

Name	Title	Date

/s/ William P. Conaboy	Director	March 28, 2025
William P. Conaboy

/s/ Joseph L. DeNaples	Director	March 28, 2025
Joseph L. DeNaples

/s/ Louis A. DeNaples	Director and Vice Chairman of the Board	March 28, 2025
Louis A. DeNaples

/s/ Keith W. Eckel	Director	March 28, 2025
Keith W. Eckel

/s/ Ronald G. Kukuchka	Director	March 28, 2025
Ronald G. Kukuchka

/s/Kathleen McCarthy Lambert	Director	March 28, 2025
Kathleen McCarthy Lambert

/s/ Richard S. Lochen, Jr.	Director	March 28, 2025
Richard S. Lochen, Jr.

/s/ Thomas J. Melone	Director	March 28, 2025
Thomas J. Melone

/s/ James B. Nicholas	Director	March 28, 2025
James B. Nicholas

/s/ Eliza Zúñiga Ramirez	Director	March 28, 2025
Eliza Zúñiga Ramirez

/s/ Joseph T. Wright, Jr.	Director	March 28, 2025
Joseph T. Wright, Jr.