Form 10-Q
period 2025-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2025-05-12
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2025

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from

001-36388

(Commission File Number)

PEOPLES FINANCIAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2391852
(State of incorporation)	(IRS Employer ID Number)

102 East Drinker Street, Dunmore PA	18512
(Address of principal executive offices)	(Zip code)

(570) 346-7741

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, $2.00 par value	PFIS	The Nasdaq Stock Market

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,995,482 at May 1, 2025.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents
Cash and due from banks	$60,125	$47,029
Interest-bearing deposits in other banks	9,196	8,593
Federal funds sold	7,781	80,229
Total cash and cash equivalents	77,102	135,851

Investment securities:
Available for sale: Amortized cost of $546,430 and $575,288, respectively, net of allowance for credit losses of $0 at March 31, 2025 and December 31, 2024	503,043	526,329
Held to maturity: Fair value of $64,775 and $65,152, respectively, net of allowance for credit losses of $0 at March 31, 2025 and December 31, 2024	76,689	78,184
Equity investments carried at fair value	2,501	2,430
Total investment securities	582,233	606,943
Loans	3,991,539	3,993,505
Less: allowance for credit losses	41,054	41,776
Net loans	3,950,485	3,951,729
Loans held for sale	420
Goodwill	75,986	75,986
Premises and equipment, net	72,492	73,283
Bank owned life insurance	87,953	87,429
Deferred tax assets	32,628	35,688
Accrued interest receivable	16,436	15,632
Intangible assets, net	32,488	34,197
Other assets	71,135	74,919
Total assets	$4,999,358	$5,091,657

Liabilities:
Deposits:
Noninterest-bearing	$901,398	$935,516
Interest-bearing	3,415,529	3,472,036
Total deposits	4,316,927	4,407,552
Short-term borrowings	14,840	15,900
Long-term debt	88,403	98,637
Subordinated debt	33,000	33,000
Junior subordinated debt	8,063	8,039
Accrued interest payable	5,439	5,503
Other liabilities	50,832	54,076
Total liabilities	4,517,504	4,622,707

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 9,995,483, shares at March 31, 2025 and 9,990,724 shares at December 31, 2024	20,014	19,995
Capital surplus	250,488	250,695
Retained earnings	247,806	238,955
Accumulated other comprehensive loss	(36,454)	(40,695)
Total stockholders’ equity	481,854	468,950
Total liabilities and stockholders’ equity	$4,999,358	$5,091,657

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2025	2024
Interest income:
Interest and fees on loans:
Taxable	$55,212	$34,041
Tax-exempt	2,245	1,418
Interest and dividends on investment securities:
Taxable	4,134	1,918
Tax-exempt	396	371
Dividends	41	2
Interest on interest-bearing deposits in other banks	113	120
Interest on federal funds sold	285	1,127
Total interest income	62,426	38,997

Interest expense:
Interest on deposits	20,847	18,704
Interest on short-term borrowings	225	262
Interest on long-term debt	1,177	270
Interest on subordinated debt	443	443
Interest on junior subordinated debt	186
Total interest expense	22,878	19,679
Net interest income	39,548	19,318
Provision for credit losses	200	708
Net interest income after provision for credit losses	39,348	18,610

Noninterest income:
Service charges, fees, commissions and other	3,404	2,036
Merchant services income	231	115
Commission and fees on fiduciary activities	537	551
Wealth management income	650	361
Mortgage banking income	114	92
Increase in cash surrender value of life insurance	526	279
Interest rate swap income (loss)	43	(24)
Net gains (losses) on equity investments	71	(8)
Net gains (losses) on fixed assets	680	(9)
Total noninterest income	6,256	3,393

Noninterest expense:
Salaries and employee benefits expense	13,481	8,839
Net occupancy and equipment expense	6,610	4,716
Acquisition related expenses	154	486
Amortization of intangible assets	1,683
Professional fees and outside services	1,011	688
FDIC insurance and assessments	1,022	594
Advertising and corporate business development	859	566
Other expenses	2,533	2,170
Total noninterest expense	27,353	18,059
Income before income taxes	18,251	3,944
Provision for income tax expense	3,242	478
Net income	15,009	3,466

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	5,572	(2,441)
Change in derivative fair value	(148)	1,079
Other comprehensive income (loss)	5,424	(1,362)
Income tax expense (benefit) related to other comprehensive income (loss)	1,183	(298)
Other comprehensive income (loss), net of income tax expense (benefit)	4,241	(1,064)
Comprehensive income	$19,250	$2,402

Per share data:
Net income:
Basic	$1.50	$0.49
Diluted	$1.49	$0.49
Dividends declared	$0.62	$0.41
Weighted average common shares outstanding:
Basic	9,992,922	7,052,912
Diluted	10,043,186	7,102,112

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2025	$19,995	$250,695	$238,955	$(40,695)	$468,950
Net income			15,009		15,009
Other comprehensive income, net of tax				4,241	4,241
Cash dividends declared: $0.6175 per common share			(6,158)		(6,158)
Stock compensation, including tax effects and expenses		(188)			(188)
Restricted stock issued: 9,489 shares	19	(19)
Balance, March 31, 2025	$20,014	$250,488	$247,806	$(36,454)	$481,854

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2024	$14,093	$122,130	$248,550	$(44,351)	$340,422
Net income			3,466		3,466
Other comprehensive loss, net of tax				(1,064)	(1,064)
Cash dividends declared: $0.41 per common share			(2,893)		(2,893)
Stock compensation, including tax effects and expenses		61			61
Restricted stock issued: 14,434 shares.	29	(29)
Balance, March 31, 2024	$14,122	$122,162	$249,123	$(45,415)	$339,992

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2025	2024
Cash flows from operating activities:
Net income	$15,009	$3,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	798	749
Amortization of right-of-use lease asset	258	140
(Accretion) amortization of deferred loan fees, net	(278)	164
Amortization of CDI and other intangibles	1,709
Amortization expense related to acquired borrowings	114
Accretion income related to acquired loans	(4,115)
Amortization expense related to acquired deposits	316
Amortization of low income housing partnerships	434	125
Provision for credit losses	200	708
Net unrealized (gain) loss on equity investments	(71)	8
Loans originated for sale	(859)	(300)
Proceeds from sale of loans originated for sale	437	252
Net loss (gain) on sale of loans originated for sale	2	(2)
Net (accretion) amortization of investment securities	(732)	218
(Gain) loss on sale of premises and equipment	(680)	9
Increase in cash surrender value of life insurance	(526)	(279)
Deferred income tax expense (benefit)	1,877	(174)
Stock compensation, including tax effects and expenses	(188)	61
Net change in:
Accrued interest receivable	(804)	(831)
Other assets	2,408	(1,450)
Accrued interest payable	(64)	(438)
Other liabilities	(6,174)	800
Net cash provided by operating activities	9,071	3,226
Cash flows from investing activities:
Proceeds from repayments of investment securities:
Available for sale	29,613	1,881
Held to maturity	1,472	1,520
Net redemption of restricted equity securities	944	199
Net decrease (increase) in loans	5,437	(8,685)
Purchases of premises and equipment	(499)	(216)
Proceeds from the sale of premises and equipment	3,696
Net cash provided by (used in) investing activities	40,663	(5,301)
Cash flows from financing activities:
Net decrease in deposits	(90,941)	(75,099)
Repayment of long-term borrowings	(10,324)
Net (repayments) advances in short-term borrowings	(1,060)	2,670
Cash dividends paid	(6,158)	(2,893)
Net cash used in financing activities	(108,483)	(75,322)
Net decrease in cash and cash equivalents	(58,749)	(77,397)
Cash and cash equivalents at beginning of period	135,851	187,365
Cash and cash equivalents at end of period	$77,102	$109,968

For the Three Months Ended March 31,	2025	2024
Supplemental disclosures:
Cash paid during the period for:
Interest	$22,942	$20,117
Income taxes	22	24
Noncash items:
Transfers of fixed assets to other real estate		1,497
Origination of mortgage servicing rights	8
Initial recognition of right-of-use assets	2,782
Initial recognition of lease liability	2,782

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned direct and indirect subsidiaries, including Peoples Security Bank and Trust Company (“Peoples Bank”) and 1st Equipment Finance Inc., collectively, the “Company” or “Peoples”. The Company services its retail and commercial customers through thirty nine full-service community banking offices located within Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey and Broome County of New York.

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for credit losses, business combinations and impairment of goodwill. Actual results could differ from those estimates.

On July 1, 2024 (the “Acquisition Date”), the Company completed the acquisition of FNCB Bancorp, Inc., a Pennsylvania corporation (“FNCB”), in accordance with the definitive Agreement and Plan of Merger dated as of September 27, 2023 (the “Merger Agreement”), by and among the Company and FNCB. The comparability of the Company’s results of operations for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, in general, has been materially impacted by the acquisition of FNCB, as further described in Note 2.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Subsequent events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2025, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.

On April 25, 2025, the Company’s board of directors declared a dividend of $0.6175 per share for the second quarter of 2025. The dividend is payable on June 13, 2025 to shareholders of record as of May 30, 2025. The dividend is consistent with the dividend declared for the first quarter of 2025 and is a 50.6% increase from the second quarter of 2024 dividend, which was disclosed as part of the Merger Agreement between the Company and FNCB.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Recent accounting standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the required effective dates. The following should be read in conjunction with Note 1 Summary of significant accounting policies of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2025-01 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”) clarifies the effective date of Accounting Standards Update 2024-03 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) to stipulate that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 will be effective for the Company beginning January 1, 2027 for the Company’s annual financial statements on Form 10-K and January 1, 2028 for the Company’s quarterly financial statements on Form 10-Q and is not expected to have a significant impact on the Company’s financial statements.

2. Business combinations:

Pursuant to the Merger Agreement, on the Acquisition Date, FNCB merged with and into Peoples, with Peoples continuing as the surviving corporation, and immediately following the merger, FNCB Bank, a Pennsylvania-chartered bank (“FNCB Bank”), merged with and into Peoples Bank, with Peoples Bank as the surviving bank (collectively, the “merger”). The primary reasons for the merger included: expansion of the branch network and enhancing market share positions in northeastern Pennsylvania; an attractive low-cost funding base; strong cultural alignment and a deep commitment to shareholders, customers, employees, and communities served by Peoples and FNCB; meaningful value creation to shareholders; increased trading liquidity; and increased dividends for People’s shareholders.

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

The acquisition of FNCB was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The excess consideration paid over the fair value of the net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition. The $12.6 million of goodwill created from the merger is not amortizable or deductible for tax purposes. The amount of goodwill represents an asset attributed to the future benefits arising from other assets acquired in a business combination. Future benefits consist largely of the synergies and economies of scale expected from combining the operations of FNCB and Peoples. Peoples has one reportable segment for GAAP, therefore, the goodwill is assigned to the whole operating company.

Costs related to the acquisition totaled $0.2 million and $0.5 million during the three months ended March 31, 2025 and March 31, 2024, respectively. These amounts were expensed as incurred and are recorded as merger-related expenses in the consolidated statements of income and comprehensive income.

For more information refer to Note 2 included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Net unrealized loss on investment securities available for sale	$(43,387)	$(48,959)
Income tax benefit	(9,465)	(10,681)
Net of income taxes	(33,922)	(38,278)
Benefit plan adjustments	(2,852)	(2,852)
Income tax benefit	(622)	(622)
Net of income taxes	(2,230)	(2,230)
Derivative adjustments	(387)	(239)
Income tax benefit	(85)	(52)
Net of income taxes	(302)	(187)
Accumulated other comprehensive loss	$(36,454)	$(40,695)

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025		2024
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$15,009	$15,009	$3,466	$3,466
Average common shares outstanding	9,992,922	10,043,186	7,052,912	7,102,112
Earnings per share	$1.50	$1.49	$0.49	$0.49

5. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at March 31, 2025 and December 31, 2024 are summarized below. There was no ACL recorded for available for sale or held to maturity debt securities at March 31, 2025 and December 31, 2024.

	March 31, 2025
		Gross		Gross
	Amortized	Unrealized		Unrealized	Fair
(Dollars in thousands)	Cost	Gains		Losses	Value
Available for sale:
U.S. Treasury securities	$164,435	$		$6,761	$157,674
State and municipals:
Taxable	74,557		25	9,019	65,563
Tax-exempt	76,091		7	10,969	65,129
Residential mortgage-backed securities:
U.S. government agencies	1,417		1	7	1,411
U.S. government-sponsored enterprises	143,141		258	17,527	125,872
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,923			48	1,875
Private collateralized mortgage obligations	34,344		585	127	34,802
Asset backed securities	21,071		40	325	20,786
Corporate debt securities	28,745		1,111	639	29,217
Negotiable certificates of deposit	706		8		714
Total available for sale	$546,430		$2,035	$45,422	$503,043
Held to maturity:
Tax-exempt state and municipals	$10,838	$		$1,119	$9,719
Residential mortgage-backed securities:
U.S. government agencies	13,473			2,334	11,139
U.S. government-sponsored enterprises	52,378			8,461	43,917
Total held to maturity	$76,689	$		$11,914	$64,775

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	December 31, 2024
		Gross		Gross
	Amortized	Unrealized		Unrealized	Fair
(Dollars in thousands)	Cost	Gains		Losses	Value
Available for sale:
U.S. Treasury securities	$176,302	$		$8,751	$167,551
U.S. government-sponsored enterprises
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

The Company did not sell any investment securities during the three months ended March 31, 2025 and 2024.

The following table summarizes the maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available for sale at March 31, 2025. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Within one year	$75,508	$74,327
After one but within five years	134,695	127,381
After five but within ten years	75,747	67,787
After ten years	58,584	48,802
	344,534	318,297
Mortgage-backed and other amortizing securities	201,896	184,746
Total	$546,430	$503,043

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held to maturity at March 31, 2025, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After one but within five years	$1,188	$1,078
After five but within ten years	9,650	8,641
	10,838	9,719
Mortgage-backed securities	65,851	55,056
Total	$76,689	$64,775

Securities with a carrying value of $428.6 million and $441.5 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law and pledged to the Discount Window at the Federal Reserve.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2025, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2025
	Less than Twelve Months				Twelve Months or Longer			Total
	Total # in a loss			Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position		Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Available for Sale
U.S. Treasury securities		$			$35	$157,674	$6,761	35	$157,674	$6,761
State and municipals:
Taxable	2		1,102	1	64	57,137	9,018	66	58,239	9,019
Tax-exempt	7		2,265	44	91	61,452	10,925	98	63,717	10,969
Residential mortgage-backed securities:
U.S. government agencies	1		1,335	6	1	1	1	2	1,336	7
U.S. government-sponsored enterprises	14		23,713	263	31	68,774	17,264	45	92,487	17,527
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises					1	1,875	48	1	1,875	48
Private collateralized mortgage obligations	14		11,051	127				14	11,051	127
Asset-backed securities	3		4,602	5	1	1,905	320	4	6,507	325
Corporate debt securities	3		4,363	240	6	3,601	399	9	7,964	639
Total	44		$48,431	$686	230	$352,419	$44,736	274	$400,850	$45,422

Securities Held to Maturity
U.S. government-sponsored enterprises
Tax-exempt	4		$2,490	$85	12	$7,229	$1,034	16	$9,719	$1,119
Residential mortgage-backed securities:
U.S. government agencies					4	11,139	2,334	4	11,139	2,334
U.S. government-sponsored enterprises					8	43,917	8,461	8	43,917	8,461
Total	4		$2,490	$85	24	$62,285	$11,829	28	$64,775	$11,914

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	December 31, 2024
	Less than Twelve Months				Twelve Months or Longer			Total
	Total # in a loss			Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position		Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Available for Sale
U.S. Treasury securities		$			$38	$167,551	$8,751	38	$167,551	$8,751
State and municipals:
Taxable	2		1,097	6	64	55,712	10,475	66	56,809	10,481
Tax-exempt	6		1,874	41	91	62,329	10,239	97	64,203	10,280
Residential mortgage-backed securities:
U.S. government agencies	1		1,299	27	1	3	1	2	1,302	28
U.S. government-sponsored enterprises	29		40,886	622	31	68,732	18,925	60	109,618	19,547
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises					1	1,856	71	1	1,856	71
Private collateralized mortgage obligations	15		12,854	152				15	12,854	152
Asset-backed securities	2		2,659	11	1	1,939	389	3	4,598	400
Corporate debt securities	5		6,083	316	6	3,601	399	11	9,684	715
Total	60		$66,752	$1,175	233	$361,723	$49,250	293	$428,475	$50,425

Securities Held to Maturity
Tax-exempt state and municipals	4		$2,508	$66	12	$7,235	$1,037	16	$9,743	$1,103
Residential mortgage-backed securities:
U.S. government agencies					4	11,204	2,643	4	11,204	2,643
U.S. government-sponsored enterprises					8	44,205	9,286	8	44,205	9,286
Total	4		$2,508	$66	24	$62,644	$12,966	28	$65,152	$13,032

Management considered whether a credit loss existed related to investments in an unrealized loss position by determining (i) whether the decline in fair value is attributable to adverse conditions specifically related to the financial condition of the security issuer or specific conditions in an industry or geographic area; (ii) whether the credit rating of the issuer of the security has been downgraded; (iii) whether dividend or interest payments have been reduced or have not been made and (iv) an adverse change in the remaining expected cash flows from the security such that the Company will not recover the amortized cost of the security. If the decline is determined to be due to factors related to credit, the credit loss should be recorded as an allowance for credit losses (“ACL”) with an offsetting entry to net income. The portion of the loss related to non-credit factors are recorded in OCI.

Based on management’s assessment of the factors identified above, it is determined the fair value of all the identified investments being less than the amortized costs was primarily caused by changes in market interest rates and spreads and not credit quality of the issuers. All interest payments have been received as scheduled, substantially all debt securities are rated above investment grade and no material downgrades were announced. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider unrealized losses related to investments to be credit related, thus no allowance for credit losses for these investments was recorded at March 31, 2025 or December 31, 2024.

Equity Securities

Included in equity securities with readily determinable fair values at March 31, 2025 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within the Company’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income and comprehensive income.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three months ended March 31, 2025 and 2024:

	For the three months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Net gains (losses) recognized on equity securities	$71	$(8)
Less: net gains realized on equity securities sold
Unrealized gains (losses) on equity securities	$71	$(8)

Equity Securities without Readily Determinable Fair Values

At March 31, 2025 and December 31, 2024, equity securities without readily determinable fair values consisted primarily of FHLB of Pittsburgh stock totaling $9.2 million and $10.2 million, respectively. At March 31, 2025 and December 31, 2024, equity securities without readily determinable fair values also included $4.3 million in financial technology investments and non-cumulative perpetual preferred stock of a privately-held bank holding company acquired through the merger with FNCB and $0.8 million investment in an insurance company. Equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable are included in other assets in the Consolidated Balance Sheets. There was no credit loss to equity securities without readily determinable values recognized for the three months ended March 31, 2025.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

6. Goodwill and other intangibles:

The following table provides information on the significant components of goodwill and other acquired intangible assets at March 31, 2025 and December 31, 2024.

	March 31, 2025
						Accumulated
		Beginning				Impairment		Accumulated	Ending
(Dollars in thousands)		Balance		Additions		Charges		Amortization(1)	Balance
Goodwill		$75,986	$		$		$		$75,986
Total goodwill		$75,986	$		$		$		$75,986

Core deposit intangible		$33,299	$		$			$1,664	$31,635
Wealth management customer list intangible		898						45	853
Total intangible assets, net		$34,197	$		$			$1,709	$32,488

	December 31, 2024
						Accumulated
		Beginning				Impairment		Accumulated	Ending
(Dollars in thousands)		Balance		Additions		Charges		Amortization(1)	Balance
Goodwill		$63,370		$12,616	$		$		$75,986
Total goodwill		$63,370		$12,616	$		$		$75,986

Core deposit intangible	$			$36,629	$			$3,330	$33,299
Wealth management customer list intangible				988				90	898
Total intangible assets, net	$			$37,617	$			$3,420	$34,197

(1)	Core deposit intangible amortization is included in amortization of intangible assets in the consolidated statements of income and comprehensive income. Wealth management customer list intangible amortization is included in wealth management income on the consolidated statements of income and comprehensive income.

The aggregate amortization expense was $1.7 million for the three months ended March 31, 2025. There was no amortization expense recorded for the three months ended March 31, 2024.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

At March 31, 2025, estimated future remaining amortization of the core deposit intangible and wealth management customer list intangible within the years ending December 31, are as follows:

(Dollars in thousands)	CDI	Wealth management customer list intangible	Total
2025	$4,662	$126	$4,788
2026	5,661	153	5,814
2027	4,995	135	5,130
2028	4,329	117	4,446
2029	3,663	99	3,762
Thereafter	8,325	223	8,548
Total amortizing intangible	$31,635	$853	$32,488

7. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs and unearned income at March 31, 2025 and December 31, 2024 are summarized as follows. The Company had net deferred loan origination costs of $2.0 million and $1.7 million at March 31, 2025 and December 31, 2024, respectively. Unearned income was $1.4 million at March 31, 2025 and $1.3 million at December 31, 2024.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commercial
Commercial and Industrial	$658,858	$648,102
Municipal	194,139	187,918
Total	852,997	836,020
Real estate
Commercial	2,275,241	2,294,113
Residential	560,067	551,383
Total	2,835,308	2,845,496
Consumer
Indirect Auto	108,819	117,914
Consumer Other	14,209	14,955
Total	123,028	132,869
Equipment Financing	180,206	179,120
Total	$3,991,539	$3,993,505

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $14.1 million and $13.2 million at March 31, 2025 and December 31, 2024 and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, and totaled $2.1 million and $170 thousand, respectively, at March 31, 2025 and is excluded from the estimate of credit losses, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. At December 31, 2024, accrued interest receivable on available for sale securities and held to maturity securities was $2.2 million and $179 thousand, respectively.

The following tables present the changes in and period end balance of the allowance for credit losses at and for the three months ended March 31, 2025 and 2024.

	March 31, 2025
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance January 1, 2025	$6,004	$1,072	$21,804	$4,924	$2,540	$5,432	$41,776
Charge-offs	(157)			(92)	(387)	(597)	(1,233)
Recoveries	13			1	173	124	311
(Credits) provisions	562	177	(943)	236	(45)	213	200
Ending balance	$6,422	$1,249	$20,861	$5,069	$2,281	$5,172	$41,054

	March 31, 2024
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance January 1, 2024	$2,272	$788	$14,153	$3,782	$900	$	$21,895
Charge-offs	(5)				(103)		(108)
Recoveries	55			2	45		102
(Credits) provisions	(35)	(90)	317	474	42		708
Ending balance	$2,287	$698	$14,470	$4,258	$884	$	$22,597

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table represents the allowance for credit losses by major classification of loan and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at March 31, 2025 and December 31, 2024.

	March 31, 2025
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Ending balance	$6,422	$1,249	$20,861	$5,069	$2,281	$5,172	$41,054
Ending balance: individually evaluated	581		192			538	1,311
Ending balance: collectively evaluated	5,841	1,249	20,669	5,069	2,281	4,634	39,743
Loans receivable:
Ending balance	$658,858	$194,139	$2,275,241	$560,067	$123,028	$180,206	$3,991,539
Individually evaluated - collateral dependent - real estate	1,035		16,068	3,047			20,150
Individually evaluated - collateral dependent - non-real estate	904		284			1,510	2,698
Collectively evaluated	656,919	194,139	2,258,889	557,020	123,028	178,696	3,968,691

	December 31, 2024
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for loan losses:
Ending balance	$6,004	$1,072	$21,804	$4,924	$2,540	$5,432	$41,776
Ending balance: individually evaluated for impairment	325		190			434	949
Ending balance: collectively evaluated for impairment	5,679	1,072	21,614	4,924	2,540	4,998	40,827
Loans receivable:
Ending balance	$648,102	$187,918	$2,294,113	$551,383	$132,869	$179,120	$3,993,505
Individually evaluated - collateral dependent - real estate	906		15,326	3,212			19,444
Individually evaluated - collateral dependent - non-real estate	1,007		284			1,429	2,720
Collectively evaluated	646,189	187,918	2,278,503	548,171	132,869	177,691	3,971,341

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Nonaccrual Loans

The following table presents the Company’s nonaccrual loans, including non-PCD nonaccrual loans, at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial	$1,759	$557	$1,202
Municipal
Real estate:
Commercial	16,263	2,428	13,835
Residential	2,658		2,658
Consumer	835		835
Equipment Financing	1,487	1,026	461
Total	$23,002	$4,011	$18,991

	December 31, 2024
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial	$1,907	$343	$1,564
Municipal
Real estate:
Commercial	15,609	2,574	13,035
Residential	2,809		2,809
Consumer	744		744
Equipment Financing	1,430	819	611
Total	$22,499	$3,736	$18,763

Interest income recorded on nonaccrual loans was $52 thousand and $31 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

The following table presents the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(Dollars in thousands)		2025		2024		2023	2022	2021	Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial
Pass		$20,438		$59,201		$64,264	$76,757	$60,353	$122,994		$216,836		$33	$620,876
Special Mention				1,243		1,125	629	5,787	3,087		16,263			28,134
Substandard						503	721	869	544		7,211			9,848
Total Commercial		20,438		60,444		65,892	78,107	67,009	126,625		240,310		33	658,858

Municipal
Pass		3,609		9,903		5,828	49,590	98,208	25,381		1,620			194,139
Special Mention
Substandard
Total Municipal		3,609		9,903		5,828	49,590	98,208	25,381		1,620			194,139

Commercial real estate
Pass		38,674		165,661		191,904	634,715	509,062	672,720				545	2,213,281
Special Mention						44	1,206	4,100	26,774					32,124
Substandard				1,231		3,412	9,159	2,532	13,502					29,836
Total Commercial real estate		38,674		166,892		195,360	645,080	515,694	712,996				545	2,275,241

Residential real estate
Pass		14,649		38,875		43,739	72,524	111,481	165,829		111,511			558,608
Special Mention
Substandard								124	1,257		78			1,459
Total Residential real estate		14,649		38,875		43,739	72,524	111,605	167,086		111,589			560,067

Consumer
Pass		4,925		26,991		34,101	33,662	15,906	5,537		1,030			122,152
Special Mention
Substandard				78		140	285	176	87		110			876
Total Consumer		4,925		27,069		34,241	33,947	16,082	5,624		1,140			123,028

Equipment Financing
Pass		16,806		64,659		60,968	33,982	1,523						177,938
Special Mention						152	107							259
Substandard				163		1,000	846							2,009
Total Equipment Financing		16,806		64,822		62,120	34,935	1,523						180,206

Total Loans		$99,101		$368,005		$407,180	$914,183	$810,121	$1,037,712		$354,659		$578	$3,991,539

Gross charge-offs
Commercial	$		$		$		$24	$48	$85	$		$		$157
Municipal
Commercial real estate
Residential real estate							92							92
Consumer				83		76	172	39	17					387
Equipment Financing						363	234							597
Total Gross charge-offs	$			$83		$439	$522	$87	$102	$		$		$1,233

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The major classifications of loans by past due status are summarized as follows:

	March 31, 2025
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$1,126	$863	$1,601	$3,590	$655,268	$658,858	$174
Municipal					194,139	194,139
Real estate:
Commercial	2,748	257	7,954	10,959	2,264,282	2,275,241	89
Residential	3,269	75	1,901	5,245	554,822	560,067	389
Consumer	2,077	540	495	3,112	119,916	123,028	3
Equipment Financing	1,580	124	726	2,430	177,776	180,206
Total	$10,800	$1,859	$12,677	$25,336	$3,966,203	$3,991,539	$655

	December 31, 2024
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$2,740	$157	$838	$3,735	$644,367	$648,102	$
Municipal					187,918	187,918
Real estate:
Commercial	2,800	141	11,164	14,105	2,280,008	2,294,113
Residential	2,390	997	2,477	5,864	545,519	551,383	403
Consumer	2,393	539	492	3,424	129,445	132,869	55
Equipment Financing	639	1,259	815	2,713	176,407	179,120
Total	$10,962	$3,093	$15,786	$29,841	$3,963,664	$3,993,505	$458

The amount of residential loans in the formal process of foreclosure totaled $0.3 million at March 31, 2025 and $0.2 million at December 31, 2024.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presents the activity in the ACL on off balance sheet commitments, which include commitments to extend credit, unused portions of lines of credit and standby letters of credit, for the three months ended March 31, 2025 and 2024:

(Dollars in thousands)	March 31, 2025	March 31, 2024
Beginning balance	$880	$43
Charge-off	(1)
(Credit to) provision for credit losses recorded in noninterest expense	(202)	487
Total allowance for credit losses on off balance sheet commitments	$677	$530

The contractual amounts of off-balance sheet commitments at March 31, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	Mar 31 2025	Dec 31 2024
Commitments to extend credit	$554,055	$589,725
Unused portions of lines of credit	156,574	150,840
Standby letters of credit	70,159	60,353
	$780,788	$800,918

 Modifications to Borrowers Experiencing Financial Difficulty

The following table presents, by class of loans, information regarding nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.

	Other-Than-Insignificant Payment Delay
	For the three months ended March 31, 2025 and March 31, 2024
	2025					2024

	Number of	Amortized Cost	% of Total Class of Financing		Related	Number of		Amortized Cost	% of Total Class of Financing		Related
(Dollars in thousands)	Loans	Basis	Receivable		Reserve	Loans		Basis	Receivable		Reserve
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and industrial	1	$245	0.04%	$			$			$
Total	1	$245		$			$			$

There were no modifications of accruing loans in 2025 or 2024.

The following table presents, by class of loans, information regarding the financial effect on nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.

	Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Financial Effect
For the Three Months Ended March 31, 2025
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial	1	Modified principal and interest payment to interest only for 4 months
Total	1
For the Three Months Ended March 31, 2024
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial
Total

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables present, by class of loans, the amortized cost and performance status of nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the three months ended March 31, 2025 and 2024.

		At March 31, 2025
(Dollars in thousands)		Current		30-89 Days Past Due		90 Days or More Past Due		Total
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial	$			$245	$			$245
Total	$			$245	$			$245

		At March 31, 2024
(Dollars in thousands)		Current		30-89 Days Past Due		90 Days or More Past Due		Total
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial	$		$		$		$
Total	$		$		$		$

8. Other assets:

The components of other assets at March 31, 2025 and December 31, 2024 are summarized as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Other real estate owned	$738	$738
Mortgage servicing rights (1)	1,260	1,304
Prepaid shares tax	1,476	1,304
Equity investments without readily determinable fair value	5,151	5,080
Prepaid pension	5,947	5,788
Prepaid expenses	7,577	7,031
Restricted equity securities (FHLB and ACBB)	9,276	10,220
Investment in low income housing partnerships	16,428	17,886
Interest rate swaps(2)	17,744	20,537
Other assets	5,538	5,031
Total	$71,135	$74,919
(1)	The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $181.6 million at March 31, 2025 and $185.2 million at December 31, 2024.
(2)	Interest rate swaps balance represents the fair value of the commercial loan back-to-back swaps.

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

At March 31, 2025, the Company owned 33 corporate debt securities with an aggregate amortized cost and fair value of $28.7 million and $29.2 million, respectively. At March 31, 2025, the market for three corporate debt securities was not active based on transaction criteria for similar instruments. The aggregate amortized cost and fair value for these three securities was $4.3 million and $4.8 million, respectively,  at March 31, 2025.  The Company obtained valuations for these securities from a third-party service provider that prepared the valuations using a market approach that involves identifying a population of transactions for similar instruments and incorporating an evaluation to capture credit risk associated with these bonds. Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing the population and evaluation of credit risk. Management believes this approach to be a conservative approach as it takes into consideration securities that have longer maturities or longer call dates, issuers with smaller asset sizes, and securities with smaller issue amounts. These factors are typically considered to be factors that would add credit spread to a bond, thus resulting in a higher required yield. Management believes the valuation results from this market approach to be consistent with pricing and data for similar deals at March 31, 2025. The Company considers the inputs used in the market approach to be unobservable Level 3 inputs because, while inputs are based on actual transactions, the relative number of transactions in the population is small and subjective assumptions are used in determining and applying factors to incorporate credit spreads into the price determination. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from People's third-party service provider.  During the quarter ended March 31, 2025 there were no transfers into Level 3.

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

Interest rate swaps and floors:  The Company’s interest rate swaps and options are reported at fair value utilizing Level 2 inputs. Values of these instruments are obtained through an independent pricing source utilizing information which may include market observed quotations for interest rate, forward rates, rate volatility, and volatility surface. Derivative contracts create exposure to interest rate movements as well as risks from the potential of non-performance of the counterparty.

Individually evaluated loans: Fair values for individually evaluated loans are estimated using underlying collateral values, where applicable.

Other real estate owned:  Other real estate owned ("OREO") represents properties that the Company has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan, and former bank premises that are no longer used for operations or for future expansion. The Company reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the consolidated balance sheets. At March 31, 2025 and December 31, 2024 OREO had a carrying amount of $738 thousand. During the year ended December 31, 2024, one residential real estate property with a carrying value of $27 thousand and one former community banking office with a carrying value of $711 thousand were transferred to OREO.  Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 are summarized as follows:

	At March 31, 2025
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$157,674	$157,674	$	$
State and municipals:
Taxable	65,563		65,563
Tax-exempt	65,129		65,129
Residential mortgage-backed securities:
U.S. government agencies	1,411		1,411
U.S. government-sponsored enterprises	125,872		125,872
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,875		1,875
Private collateralized mortgage obligations	34,802		34,802
Asset backed securities	20,786		20,786
Corporate debt securities	29,217		24,427	4,790
Negotiable certificates of deposit	714		714
Common equity securities	2,501	2,501
Total investment securities	$505,544	$160,175	$340,579	$4,790
Interest rate swap-other assets	$17,744		$17,744
Interest rate swap-other liabilities	$(17,421)		$(17,421)

	At December 31, 2024
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$167,551	$167,551	$	$
State and municipals:
Taxable	68,899		68,899
Tax-exempt	66,117		66,117
Residential mortgage-backed securities:
U.S. government agencies	1,376		1,376
U.S. government-sponsored enterprises	126,376		126,376
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,856		1,856
Private collateralized mortgage obligations	38,572		38,572
Asset backed securities	23,252		23,252
Corporate debt securities	31,621		26,999	4,622
Negotiable certificates of deposit	709		709
Common equity securities	2,430	2,430
Total investment securities	$528,759	$169,981	$354,156	$4,622
Interest rate swap-other assets	$20,537		$20,537
Interest rate swap-other liabilities	$(20,151)		$(20,151)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$22,848	$	$	$22,848
Other real estate owned	$738	$	$	$738

	December 31, 2024
	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$22,164	$	$	$22,164
Other real estate owned	$738	$	$	$738

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	March 31, 2025
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
(Dollars in thousands, except percents)	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$22,848	Appraisal of collateral	Appraisal adjustments	0.0% to 97.0% (77.7)%
			Liquidation expenses	0.0% to 6.0% (5.6)%
Other real estate owned	$738	Appraisal of collateral	Appraisal adjustments	0.0% to 10.0% (9.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	December 31, 2024
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
(Dollars in thousands, except percents)	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$22,164	Appraisal of collateral	Appraisal adjustments	3.0% to 111.9% (59.6)%
			Liquidation expenses	0.0% to 6.0% (5.6)%
Other real estate owned	$738	Appraisal of collateral	Appraisal adjustments	0.0% to 10.0% (9.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at March 31, 2025 and December 31, 2024 and their placement within the fair value hierarchy are as follows:

			March 31, 2025
			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$77,102	$77,102	$77,102	$	$
Investment securities:
Available for sale	503,043	503,043	157,674	340,579	4,790
Held to maturity	76,689	64,775		64,775
Common equity securities	2,501	2,501	2,501
Loans held for sale	420	420		420
Net loans	3,950,485	3,858,436			3,858,436
Accrued interest receivable	16,436	16,436		16,436
Mortgage servicing rights	1,260	2,236		2,236
Restricted equity securities (FHLB and other)	9,276	9,276		9,276
Other assets - interest rate swaps	17,744	17,744		17,744
Total	$4,654,956	$4,551,969
Financial liabilities:
Deposits	$4,316,927	$4,313,430	$	$4,313,430	$
Short-term borrowings	14,840	14,840		14,840
Long-term debt	88,403	89,003		89,003
Subordinated debt	33,000	32,822		32,822
Junior subordinated debt	8,063	8,271		8,271
Accrued interest payable	5,439	5,439		5,439
Other liabilities - interest rate swaps	17,421	17,421		17,421
Total	$4,484,093	$4,481,226

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

			December 31, 2024
			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$135,851	$135,851	$135,851	$	$
Investment securities:
Available for sale	526,329	526,329	167,551	354,156	4,622
Held to maturity	78,184	65,152		65,152
Common equity securities	2,430	2,430	2,430
Loans held for sale
Net loans	3,951,729	3,830,062			3,830,062
Accrued interest receivable	15,632	15,632		15,632
Mortgage servicing rights	1,304	2,314		2,314
Restricted equity securities (FHLB and other)	10,220	10,220		10,220
Other assets - interest rate swaps	20,537	20,537		20,537
Total	$4,742,216	$4,608,527
Financial liabilities:
Deposits	$4,407,552	$4,404,117	$	$4,404,117	$
Short-term borrowings	15,900	15,900		15,900
Long-term debt	98,637	98,875		98,875
Subordinated debt	33,000	32,506		32,506
Junior subordinated debt	8,039	8,167		8,167
Accrued interest payable	5,503	5,503		5,503
Other liabilities - interest rate swaps	20,151	20,151		20,151
Total	$4,588,782	$4,585,219

10. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”) and a Retirement Profit Sharing Plan. The Company also maintains Supplemental Executive Retirement Plans (“SERPs”) and an Employees’ Pension Plan, which is currently frozen.

For the three months ended March 31, salaries and employee benefits expense includes approximately $724 thousand in 2025 and $326 thousand in 2024 relating to the employee benefit plans.

	Three Months Ended March 31,
	Pension Benefits
(Dollars in thousands)	2025	2024
Net periodic pension benefit:
Interest cost	$165	$158
Expected return on plan assets	(337)	(320)
Amortization of unrecognized net loss	35	49
Net periodic pension benefit	$(137)	$(113)

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

On July 1, 2024, as a result of the FNCB merger, the Company assumed the outstanding and unvested restricted stock awards granted under the FNCB 2023 Equity Incentive Plan. These awards are being expensed over the remaining life of 50 months. For the three months ended March 31, 2025, the Company recognized net compensation expense of $29 thousand.

As of March 31, 2025, 34,631 shares of the Company’s common stock were available for grants as awards pursuant to the 2023 Plan. While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan.   If any awards outstanding under the 2017 Plan or 2023 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others under the 2023 Plan.

For the three months ended March 31, 2025, the Company granted 40,237 performance based restricted stock units and 16,997 time based restricted stock units under the 2023 Plan.

The non-performance restricted stock awards and restricted stock units made in 2025, 2024 and 2023 vest equally over three years. The performance-based restricted stock units vest over two or three fiscal years and include conditions based on the Company’s two and three year cumulative diluted earnings per share and two and three-year average return on tangible common that determines the number of restricted stock units that may vest.

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

The Company recognized net compensation costs of $279 thousand for the three months ended March 31, 2025 for awards granted under the 2023 Plan. In addition the Company reversed $491 thousand in accrued expense related to the vesting of 2022 performance restricted stock unit awards.

The Company recognized net compensation costs of $93 thousand for the three months ended March 31, 2024 for awards granted under the 2023 Plan and recognized compensation expense of $186 thousand for the three months ended March 31, 2025 for the awards granted under the 2017 Plan.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

As of March 31, 2025, the Company had $1.9 million of unrecognized compensation expense associated with restricted stock and restricted stock unit awards.  The remaining cost is expected to be recognized over a weighted average vesting period of under 2.7 years.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

As of March 31, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
AFS Securities (1)	$150,647	$155,731	$387	$239
Fixed Rate Loans (2)	50,154	50,195	154	195
Total	$200,801	$205,926	$541	$434
(1)	Fixed Rate AFS Securities. These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $150.6 million. At December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $155.7 million. The amounts of the designated hedged items were $75.0 million at March 31, 2025 and $100.0 million at December 31, 2024.

(2)	Fixed Rate Loan Assets. These amounts include the carrying value of fixed rate loan assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2025 and December 31, 2024, the principal value of the hedged item was $50.0 million.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of March 31, 2025, the Company had 145 interest rate swaps and associated risk participation agreements with an asset notional amount of $326.1 million and a liability notional amount of $308.7 million related to this program.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024.

Fair Values of Derivative Instruments
		Derivative Assets							Derivative Liabilities

		As of March 31, 2025 (1)				As of December 31, 2024 (1)			As of March 31, 2025 (1)			As of December 31, 2024 (1)
(Dollars in thousands)		Notional Amount	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$		Other assets	$		Other assets	$		$125,000	Other liabilities	$552	Other liabilities	$447
Total derivatives designated as hedging instruments				$			$				$552		$447

Derivatives not designated as hedging instruments
Interest rate products		$301,563	Other assets		$18,171	Other assets		$21,005	$301,563	Other liabilities	$17,848	Other liabilities	$20,619
Other contracts		24,547	Other assets		1	Other assets		1	7,141	Other liabilities		Other liabilities
Total derivatives not designated as hedging instruments					$18,172			$21,006			$17,848		$20,619

(1)	The notional asset amount of interest rate swaps at March 31, 2025 was $301.6 million and $24.5 million for risk participation agreements. The notional asset amount of interest rate swaps at December 31, 2024 was $297.9 million and $24.7 million for risk participation agreements. The notional liability amount of interest rate swaps at March 31, 2025 was $301.6 million and 7.1 million for risk participation agreements. The notional liability amount of interest rate swaps at December 31, 2024 was $ 297.9 million and $7.2 million for risk participation agreements. Amounts include accrued interest.

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2025 and 2024.

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the three months ended March 31,
	2025	2024
(Dollars in thousands)	Interest Income	Interest Income

Total amounts of income and expense line items presented in the consolidated statements of income and
comprehensive income in which the effects of fair value or cash flow hedges are recorded.	$255	$(3,447)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	107	(1,567)
Derivatives designated as hedging instruments	148	(1,880)
Derivatives designated as hedging instruments
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of (loss) gain reclassified from AOCI into income
Amount of gain reclassified from AOCI into income-included component
Amount of (loss) reclassified from AOCI into income-excluded component

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the three months ended March 31, 2025 and 2024.

		Amount of Gain or (Loss)	Amount of Gain or (Loss)
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income on Derivative
	Recognized in Income	Three Months Ended	Three Months Ended
(Dollars in thousands)	on Derivatives	March 31, 2025	March 31, 2024
Derivatives not designated as hedging instruments:
Interest rate products	Other income / (other expense)	$(63)	$(42)
Other contracts	Other income / (other expense)		(1)
Total		$(63)	$(43)

Fee income	Fee income	$106	$18

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of March 31, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$18,171	$	$18,171	$	$14,840	$3,331

Offsetting of Derivative Liabilities
as of March 31, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$18,400	$	$18,400	$18,400	$	$

Offsetting of Derivative Assets
as of December 31, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$21,005	$	$21,005	$	$15,900	$5,105

Offsetting of Derivative Liabilities
as of December 31, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$21,065	$	$21,065	$21,065	$	$

*Cash collateral of $1.1 million and $0.8 million was paid as of March 31, 2025 and December 31, 2024, respectively, but not presented as an offset above.

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

As of March 31, 2025, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.6 million. As of December 31, 2024, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $350 thousand. The Company has minimum

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $1.1 million and $0.8 million against its obligations under these agreements at March 31, 2025 and December 31, 2024, respectively. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

12. Deposits

The major components of interest-bearing and noninterest-bearing deposits at March 31, 2025 and December 31, 2024 are summarized as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Interest-bearing deposits:
Money market accounts	$967,661	$936,239
Interest-bearing demand and NOW accounts	1,177,507	1,238,853
Savings accounts	502,851	492,180
Time deposits less than $250	599,127	620,725
Time deposits $250 or more	168,383	184,039
Total interest-bearing deposits	3,415,529	3,472,036
Noninterest-bearing deposits	901,398	935,516
Total deposits	$4,316,927	$4,407,552

The scheduled maturities of all time deposits through March 31 of each year are summarized as follows:

(Dollars in thousands)
2026	$600,769
2027	71,308
2028	67,741
2029	15,946
2030	8,203
Thereafter	3,543
$767,510

13. Borrowings

Short-term borrowings consist of FHLB overnight borrowings or advances with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties. Short-term borrowings at March 31, 2025 included cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $14.8 million at March 31, 2025 and $15.9 million at December 31, 2024.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The table below outlines short-term borrowings at and for the three months ended March 31, 2025 and at and for the year ended December 31, 2024:

	At and for the three months ended March 31, 2025
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Period	of the Period
FHLB advances - Overnight	$	$3,295		$4.80%		%
Other borrowings	14,840	16,881	18,160	4.47	4.33
Total short-term borrowings	$14,840	$20,176	$18,160	4.52%	4.33%

	At and for the year ended December 31, 2024
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances - Overnight	$	$6,733	$83,900	5.53%		%
Federal Reserve Bank - BTFP		12,352	24,968	5.73
Other borrowings	15,900	18,035	25,050	5.27	4.34
Total short-term borrowings	$15,900	$37,120	$133,918	5.48%	4.34%

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

At March 31, 2025, $2.3 billion in loans were pledged to the FHLB providing a maximum borrowing capacity of $1.6 billion of which $88.8 million was outstanding in borrowings and $417.4 million was used to issue standby letters of credit to primarily collateralize public fund deposits. At December 31, 2024, the maximum borrowing capacity was $1.7 billion of which $99.1 million was outstanding in long-term debt and $487.8 million was used to issue standby letters of credit to collateralize public fund deposits.

In addition to borrowings from FHLB and correspondent bank lines of credit, we have availability through the Federal Reserve Bank’s Discount Window of $583.2 million at March 31, 2025. The FRB’s borrower-in-custody program allows depository institutions to pledge loans as collateral for Discount Window advances while retaining possession of the loan documentation. At March 31, 2025, $585.6 million in loans were pledged as collateral for the borrower-in-custody program and provided $447.8 million in borrowing capacity. At March 31, 2025, securities with a current par value of $142.8 million were pledged at the Discount Window resulting in borrowing capacity of $135.4 million.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Long-term debt consisting of advances from the FHLB at March 31, 2025 and December 31, 2024 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed		March 31, 2025	December 31, 2024
March 2025	4.37%	$		$10,000
December 2025	4.40		9,567	9,567
December 2025	4.36		20,000	20,000
March 2026	4.78		4,292	4,292
March 2026	4.20		15,000	15,000
May 2026	4.08		5,000	5,000
June 2027	4.16		5,224	5,224
August 2027	4.40		6,461	6,461
October 2027	5.29		3,617	3,941
October 2027	5.18		5,475	5,475
March 2028	4.45		14,188	14,188
Total FHLB long-term debt			88,824	99,148
Less net fair value discount			(421)	(511)
Total long-term debt			$88,403	$98,637

Maturities of long-term debt, by contractual maturity, for the remainder of 2025 and subsequent years are as follows:

(Dollars in thousands)
2025	$29,567
2026	24,292
2027	20,777
2028	14,188
Total FHLB long-term debt	88,824
Less net fair value discount	(421)
Total long-term debt	$88,403

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

On July 1, 2024, the Company assumed $10.3 million of floating rate junior subordinated deferrable interest debentures due December 15, 2036 (“Debentures”) as a result of the FNCB merger at a fair market value of $8.0 million. The Debentures are held by First National Community Statutory Trust I, a Delaware statutory trust (the “Trust”). The Debentures and corresponding trust preferred securities (the “Trust Securities”) have a variable interest rate which resets quarterly to 3-month CME Term SOFR plus a spread adjustment of 0.26161% and a margin of 1.67%. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. The Trust Securities may be prepaid beginning December 15, 2011. The Company’s investment in the Trust is reflected on a deconsolidated basis. At March 31, 2025, the Debentures totaling $8.1 million, have been reflected in borrowed funds in the consolidated balance sheets under the caption “Junior Subordinated Debentures” and interest expense of $186 thousand on the Debentures is in its consolidated statements of income and comprehensive income.

15. Related party transactions

In conducting its business, Peoples has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

Peoples Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the period ended March 31, 2025.

March 31
(Dollars in thousands)	2025
Balance, beginning of period	$130,563
Additions, new loans and advances	12,699
Repayments and other reductions	(3,960)
Balance, end of period	$139,302

At March 31, 2025 and December 31, 2024, there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by Peoples Bank at March 31, 2025 and December 31, 2024, were $136.7 million and $132.0 million, respectively.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The aggregate principal amount of the Company’s Subordinated Notes due 2030 held by directors, executive officers and their related parties was $3.0 million at March 31, 2025 and December 31, 2024.

In the course of its operations, the Bank acquires goods and services from, and transacts business with various companies of related parties, which include, but are not limited to legal services, rent, vehicle repair and dealer reserve payments. The Bank recorded payments to related parties for goods and services of $86 thousand and $6 thousand for the period ending March 31, 2025 and 2024, respectively.

16. Regulatory matters

The Company’s ability to pay dividends to its shareholders is largely dependent on Peoples Bank’s ability to pay dividends to the Company. Regulations with respect to the banking industry limit the amount of dividends that may be paid without prior approval of Peoples Bank’s regulatory agency.

The Company and the Peoples Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Peoples Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Peoples Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Peoples Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of March 31, 2025 and December 31, 2024, that the Company and Peoples Bank met all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require Peoples Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding Peoples Bank’s risk-based capital and related ratios at March 31, 2025 and December 31, 2024:

					Minimum
				Minimum	Required To
				Required For	Be Well
			Minimum	Capital	Capitalized
			Required For	Adequacy	Under Prompt
			Capital	Purposes with	Corrective
			Adequacy	Conservation	Action
	Peoples Bank		Purposes	Buffer	Regulations
(Dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2025

Total capital ( to risk-weighted assets)	$482,841	12.45%	8.00%	10.50%	10.00%

Tier I capital ( to risk-weighted assets)	441,110	11.38	6.00	8.50	8.00

Tier I common equity ( to risk-weighted assets)	441,110	11.38	4.50	7.00	6.50

Tier I capital ( to average assets)	441,110	8.92	4.00	4.00	5.00

Total risk-weighted assets	3,876,833

Total average assets	4,942,568

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

					Minimum
				Minimum	Required To
				Required For	Be Well
			Minimum	Capital	Capitalized
			Required For	Adequacy	Under Prompt
			Capital	Purposes with	Corrective
			Adequacy	Conservation	Action
	Peoples Bank		Purposes	Buffer	Regulations
(Dollars in thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2024

Total capital ( to risk-weighted assets)	$472,614	12.04%	8.00%	10.50%	10.00%

Tier I capital ( to risk-weighted assets)	429,958	10.95	6.00	8.50	8.00

Tier I common equity ( to risk-weighted assets)	429,958	10.95	4.50	7.00	6.50

Tier I capital ( to average assets)	429,958	8.37	4.00	4.00	5.00

Total risk-weighted assets	3,925,335

Total average assets	5,135,766

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: changes in interest rates, including their effect on our investment values; impairment charges relating to our investment portfolio; credit risks in connection with our lending activities; the economic health of our market area; our exposure to commercial and industrial, construction, commercial real estate, and equipment finance loans; our ability to maintain an adequate allowance for credit losses; access to liquidity; the strength of our customer deposit levels; unrealized losses; reliance on our subsidiaries; accounting procedures, policies and requirements; changes in the value of goodwill; future pension plan costs; our ability to retain key personnel; the strength of our disclosure controls and procedures; environmental liabilities; reliance on third-party vendors and service providers; competition from non-bank entities; the development and us of AI in business processes, services, and products; our ability to prevent, detect and respond to cybersecurity threats and incidents; a failure of information technology, whether due to a breach, cybersecurity incident, or ability to keep pace with growth and developments; our ability to comply with privacy and data protection requirements; changes in U.S. or regional economic conditions, including changes due to federal policies and regulations with respect to trade, including tariffs and trade barriers; our ability to compete effectively in our industry; the soundness of other financial institutions; adverse changes in laws and regulations; fiscal and monetary policies of the federal government and its agencies; a failure to meet minimum capital requirements; our ability to realize the anticipated benefits of our merger with FNCB Bancorp, Inc.; future acquisitions or a change in control; and our ability to pay dividends. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, in Part II, Item 1A of this report and in reports we file with the Securities and Exchange Commission from time to time.

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

Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to establish critical accounting policies and make accounting estimates and assumptions that affect the reported amounts of assets and liabilities at the

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during those reporting periods.

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the consolidated financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be subject to revision as new information becomes available. Management has identified that the determination of ACL, impairment of goodwill and business combination are critical estimates that are particularly susceptible to material change within future periods. Actual amounts could differ from those estimates.

For a further discussion of our critical accounting estimates, refer to Note 1 entitled, “Summary of significant accounting policies,” and Note 2 entitled, “Business combination,” in the Notes to Consolidated Financial Statements included in the Company’s 2024 Annual Report on Form 10-K.

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

Goodwill and Other Intangible Assets:

The Company has goodwill with a net carrying value of $76.0 million at March 31, 2025 and December 31, 2024, respectively. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At March 31, 2025, we performed a qualitative evaluation, which involves determining whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

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

We believe that the fair values of our intangible assets were in excess of their carrying amounts and therefore there was no impairment of intangible assets at March 31, 2025.

Review of Financial Position:

Total assets decreased $92.3 million or 7.4% annualized from December 31, 2024, to $5.0 billion at March 31, 2025. The decrease in assets during the three months was primarily due to maturities and payments on the investment portfolio and reductions in federal funds sold to fund seasonal deposit outflows and pay borrowings. Total loans decreased $2.0 million since December 31, 2024 and totaled $4.0 billion at March 31, 2025. Investments decreased $24.7 million to

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

$582.2 million at March 31, 2025. Cash and cash equivalents decreased $58.8 million to $77.1 million at March 31, 2025 compared to a balance of $135.9 million at December 31, 2024.

Deposits decreased $90.6 million to $4.3 billion at March 31, 2025 from $4.4 billion at December 31, 2024. Interest-bearing deposits decreased $56.5 million to $3.4 billion compared to $3.5 billion at December 31, 2024. Noninterest-bearing deposits decreased $34.1 million to $901.4 million from $935.5 million as of December 31, 2024.

Total short-term borrowings at March 31, 2025 were $14.8 million, a decrease of $1.1 million from $15.9 million at December 31, 2024. Long term debt decreased $10.2 million to $88.4 million from $98.6 million at December 31, 2024. Subordinated debentures remained relatively unchanged at $41.1 million and $41.0 million at March 31, 2025 and December 31, 2024 respectively. Total stockholders’ equity increased $12.9 million from $469.0 million at year-end 2024 to $481.9 million at March 31, 2025 due to net income and a decrease to accumulated other comprehensive loss resulting from a reduction in the unrealized loss on available for sale investment securities, partially offset by dividends paid.

The unrealized losses on the held to maturity portfolio totaled $11.9 million and $13.0 million at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, total assets averaged $5.0 billion, an increase of $1.3 billion from $3.7 billion for the same period of 2024 due to the merger.

Investment Portfolio:

The majority of the investment portfolio is classified as available for sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available for sale totaled $503.0 million at March 31, 2025, a decrease of $23.3 million, or 4.4% from $526.3 million at December 31, 2024. The decrease was primarily due to maturities, calls and principal payments, partially offset by an increase in fair value due to market value adjustments.

Investment securities held to maturity, which consisted of 85.9% mortgage backed securities and issued or guaranteed by U.S. Government agencies and U.S. Government-sponsored entities and the remainder of tax-exempt municipal securities, totaled $76.7 million at March 31, 2025, a decrease of $1.5 million, or 1.9% from $78.2 million at December 31, 2024. The decrease was primarily due to principal payments. Held to maturity securities had a market value of $64.8 million at March 31, 2025 compared to $65.2 million at December 31, 2024.

The Company also holds a portfolio of equity investments, consisting primarily of publicly traded bank holding companies, which are carried at fair value. Equity investments totaled $2.5 million at March 31, 2025 compared to $2.4 million at December 31, 2024.

For the three months ended March 31, 2025, the investment portfolio book value averaged $643.0 million, an increase of $109.2 million or 20.4% compared to $533.9 million for the same period last year. Average tax-exempt municipal bonds have increased $0.2 million or 0.2% to $87.1 million for the three months ended March 31, 2025 from $86.9 million during the comparable period of 2024, and taxable investments have increased $108.9 million, or 24.4% to $555.9 million from an average of $447.0 million for the three months ended March 31, 2024. The fully tax-equivalent (“FTE”) yield on the investment portfolio, a non-GAAP measure, increased 115 basis points to 2.95% for the three months ended March 31, 2025, from 1.80% for the comparable period of 2024 due primarily to acquiring the investment portfolio of FNCB at the then current market rates.

Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the Accumulated Other Comprehensive Loss component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $33.9 million net of a deferred income tax benefit of

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

$9.5 million at March 31, 2025, and net unrealized losses of $38.3 million, net of deferred income tax benefit of $10.7 million, at December 31, 2024.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Total loans decreased $2.0 million or 0.20% annualized since December 31, 2024, and totaled $4.0 billion at March 31, 2025.

Commercial and industrial loans, which includes municipal loans, increased $17.0 million to $853.0 million at March 31, 2025, compared to $836.0 million at December 31, 2024.

Commercial real estate loans decreased $18.9 million to $2.3 billion at March 31, 2025, compared to $2.3 billion at December 31, 2024.

Residential real estate loans increased $8.7 million to $560.1 million at March 31, 2025, compared to $551.4 million at December 31, 2024.

Consumer loans, which consists primarily of indirect loans, decreased $9.8 million to $123.0 million at March 31, 2025, compared to $132.9 million at December 31, 2024.

Equipment financing loans increased $1.1 million to $180.2 million at March 31, 2025, compared to $179.1 million at December 31, 2024.

For the three months ended March 31, 2025, total loans averaged $4.0 billion, an increase of $1.1 billion or 39.2% compared to $2.9 billion for the same period of 2024. The FTE yield on the entire loan portfolio was 5.92% for the three months ended March 31, 2025, an 88 basis point increase from the comparable period last year. The increase in yield was due to the impact of effective interest rates on the loans acquired in the FNCB merger, together with new loan volume and legacy loans that have repriced higher during the quarter.

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

Unused commitments at March 31, 2025, totaled $780.8 million, consisting of $710.6 million in unfunded commitments of existing loan facilities and $70.2 million in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and, therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2024 totaled $800.9 million, consisting of $740.6 million in unfunded commitments of existing loans and $60.4 million in standby letters of credit.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Asset Quality:

Distribution of nonperforming assets

(Dollars in thousands, except percents)	March 31, 2025	December 31, 2024
Nonaccrual loans	$23,002	$22,499
Accruing loans past due 90 days or more:	655	458
Total nonperforming loans	23,657	22,957
Foreclosed assets	27	27
Total nonperforming assets	$23,684	$22,984
Total loans held for investment	$3,991,539	$3,993,505
Allowance for credit losses	41,054	41,776
Allowance for credit losses as a percentage of loans held for investment	1.03%	1.05%
Allowance for credit losses as a percentage of nonaccrual loans	178.48%	185.68%
Nonaccrual loans as a percentage of loans held for investment	0.58%	0.56%
Nonperforming loans as a percentage of loans, net	0.60%	0.58%
Nonperforming assets as a percentage of total assets	0.47%	0.45%

Nonperforming assets increased by $0.7 million during the first three months of 2025, to $23.7 million, or 0.47% of total assets at March 31, 2025, an increase from $23.0 million or 0.45% of total assets at December 31, 2024.

Loans on nonaccrual status increased $0.5 million to $23.0 million at March 31, 2025, from $22.5 million at December 31, 2024. Nonaccrual loans acquired in the FNCB merger equaled $8.6 million at March 31, 2025, and $8.5 million at December 31,2024. Of the loans acquired, $5.7 million and $6.4 million were PCD loans at March 31, 2025, and December 31,2024 respectively. There was one foreclosed property at both March 31, 2025 and December 31, 2024 in the amount of $27 thousand.

We pursue a goal of maintaining a high loan-to-deposit ratio in order to drive profitability. However, this objective is superseded by our goal of maintaining strong asset quality. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit.

The allowance for credit losses equaled $41.1 million or 1.03% of loans, net at March 31, 2025, compared to $41.8 million or 1.05% of loans, net, at December 31, 2024. The decrease resulted primarily from a lower quarterly provision of $0.2 million in the period ending March 31, 2025 versus $3.4 million in the quarter ended December 31, 2024 and net charge-offs totaling $0.9 million in the three months ended March 31,2025 and December 31, 2024. The provision for the first quarter of 2025 declined from the previous quarter due mainly to a reduction in qualitative factors for the equipment finance portfolio as a result of stabilized loan balances along with a decline in the model loss rate primarily driven by a change in economic forecasting during the quarter.

Deposits:

We attract the majority of our deposits from within our market areas through the offering of various deposit instruments including demand deposit accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs.

Total deposits decreased $90.6 million or 8.3% annualized to $4.3 billion at March 31, 2025 from $4.4 billion at December 31, 2024.  Noninterest-bearing deposits decreased $34.1 million, or 14.8% annualized and interest-bearing deposits decreased $56.5 million, or 6.6% annualized, when comparing March 31, 2025 to December 31, 2024. The decrease in deposits was primarily due to seasonal reductions in municipal deposit balances, coupled with reductions in time deposits, including brokered CDs.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Interest-bearing demand and money market accounts decreased $29.9 million to $2.1 billion at March 31, 2025 from $2.2 billion at December 31, 2024. Savings accounts increased $10.7 million to $502.9 million as of March 31, 2025 from $492.2 million at December 31, 2024. Time deposits less than $250 thousand decreased $21.6 million to $599.1 million at March 31, 2025, from $620.7 million at December 31, 2024.  Time deposits $250 thousand or more decreased $15.6 million to $168.4 million at March 31, 2025 from $184.0 million at year end 2024.

The deposit base consisted of 42.0% retail accounts, 35.7% commercial accounts, 16.8% municipal relationships and 5.5% brokered deposits at March 31, 2025. At March 31, 2025, total estimated uninsured deposits were approximately $1.3 billion, or 30.0% of total deposits; as compared to approximately $1.4 billion, or 31.3% of total deposits at December 31, 2024.

For the three months ended March 31, interest-bearing deposits averaged $3.4 billion in 2025 compared to $2.6 billion in 2024, an increase of $843.5 million due primarily to the merger with FNCB. The cost of interest-bearing deposits was 2.46% for the first quarter of 2025 compared to 2.90% for the same period last year. The overall cost of interest bearing liabilities, including the cost of borrowed funds was 2.58% for the three months ended March 31, 2025 and 2.96% for the same period in 2024. The lower costs are due primarily to decreases in the interest rate environment versus the same period in 2024 and the Company’s actions to reduce deposit costs.

Borrowings:

Peoples Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB. In addition, Peoples Bank may borrow from the Federal Reserve utilizing the Discount Window.

Overall, total borrowings were $144.3 million at March 31, 2025, which included short-term borrowings, long-term debt and subordinated debt, compared to $155.6 million at December 31, 2024, a decrease of $11.3 million.  At March 31, 2025, short-term borrowings, which was comprised solely of cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $14.8 million compared to $15.9 million at December 31, 2024. Lower market interest rates resulted in reduced exposure, and in a decrease to pledged cash collateral. Long-term debt was $88.4 million at March 31, 2025 compared with $98.6 million at year end 2024. Long term debt is comprised exclusively of advances from the Federal Home Loan Bank of Pittsburgh. Junior subordinated debt, which was acquired as part of the FNCB merger and reported net of discount, totaled $8.1 million and $8.0 million at March 31, 2025 and December 31, 2024, respectively. Subordinated debt outstanding was unchanged at $33.0 million at March 31, 2025 and December 31, 2024.

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

IRR and effectively managing it are important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our Board of Directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.13% at March 31, 2025, an increase from 0.82% at December 31, 2024. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. The overall focus of ALCO is to maintain a well-balanced interest rate risk position in order to safeguard future earnings. The current position at March 31, 2025, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Simulation model results at March 31, 2025, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2025 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in February to review our IRR profile, capital adequacy and liquidity. On March 31, 2025, the Company’s cash and cash equivalents balances were $77.1 million. Our maximum borrowing capacity with the FHLB as of March 31, 2025, was $1.6 billion, of which $507.1 million was outstanding in the form of borrowings and irrevocable standby letters of credit, and the remaining $1.1 billion is available. Additionally, the Company maintains $583.2 million of availability at the Federal Reserve Bank’s Discount Window, through the pledging of securities and through a borrower-in-custody of collateral arrangement, which enables us to pledge certain loans not being used as collateral elsewhere. Additional sources of credit with corresponding banks total $18.0 million, none of which is currently utilized. The Company also maintains an available for sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as an additional source of liquidity and capital. At March 31, 2025, the Company’s available for sale investment portfolio totaled $503.0 million, $167.6 million of which were unencumbered. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2025. Our noncore funds at March 31, 2025, were comprised of time deposits in denominations of $100 thousand or more, brokered deposits and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. On March 31, 2025, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 13.2%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 8.2%. Comparatively, our overall noncore dependence ratio at year-end 2024 was 12.7% and our net short-term noncore funding dependence ratio was

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

6.6%, indicating that our reliance on noncore funds has increased overall as a result of decreases to our longer-term assets such as loans and investments and a decrease in our federal funds balances.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $58.7 million during the three months ended March 31, 2025. Cash and cash equivalents decreased $77.4 million for the same period last year. For the three months ending March 31, 2025, net cash outflows of $108.5 million, from financing activities, were offset by $40.7 million provided by investing activities and $9.1 million received from operating activities. For the same period of 2024, net cash outflows of $75.3 million from financing activities and $5.3 million from investing activities were partially offset by net cash inflows of $3.2 million from operating activities.

Operating activities provided net cash of $9.1 million for the three months ended March 31, 2025, and provided $3.2 million for the corresponding three months of 2024. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for credit losses, is the primary source of funds from operations.

Investing activities primarily include lending activities, and investment portfolio transactions. Investing activities provided net cash of $40.7 million for the three months ended March 31, 2025, compared to using net cash of $5.3 million for the same period of 2024. Proceeds from principal repayments of investments securities was the primary factor causing the net inflow, followed by a reduction in loan balance.

Financing activities used net cash of $108.5 million for the three months ended March 31, 2025, and used net cash of $75.3 million for the corresponding three months of 2024. In 2025, deposit outflows was the largest source of the net cash outflow, followed by repayment of borrowings. The year ago period amount was primarily the result of deposit outflow. While a portion of the outflows are seasonal, we continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. We believe that our current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $481.9 million or $48.21 per share at March 31, 2025, compared to $469.0 million or $46.94 per share at December 31, 2024. Stockholders’ equity increased during the three-month period ended March 31, 2025 primarily due to earnings, and a decrease in other comprehensive loss due to changes in market values of available for sale securities, partially offset by a dividend payout of $6.2 million.

Dividends declared equaled $0.6175 per share for the three months ended March 31, 2025 and $0.41 per share for the same period of 2024. The Company has paid cash dividends since its formation as a bank holding company in 1986. The Company’s board of directors declared on April 25, 2025 a second quarter dividend of $0.6175 per share payable on June 13, 2025 to shareholders of record as of May 30, 2025. The increase to the quarterly cash dividend, which began in the third quarter of 2024, was contemplated as part of the Merger Agreement between the Company and FNCB. It is the present intention of the Company’s board of directors to continue this dividend payment policy.  Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the board of directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At March 31, 2025, Peoples Bank’s Tier 1 capital to total average assets was 8.92% as compared to 8.37% at December 31, 2024. Peoples Bank’s Tier 1 capital to risk weighted asset ratio was 11.38% and the total capital to risk weighted asset ratio was 12.45% at March 31, 2025. These ratios were 10.95% and 12.04% at December 31, 2024. Peoples Bank’s common equity Tier 1 to risk weighted asset ratio was 11.38% at March 31, 2025 compared to 10.95% at December 31, 2024. Peoples Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at March 31, 2025.

Review of Financial Performance:

Peoples reported net income of $15.0 million or $1.49 per diluted share for the three months ended March 31, 2025, an increase of $11.5 million when compared to net income of $3.5 million or $0.49 per share for the comparable period of 2024. Quarterly net income included a higher net interest income of $20.2 million due primarily to increases in the volume of earning assets due to the FNCB merger and the $3.7 million net accretion impact of purchase accounting marks on loans, deposits and borrowings acquired and assumed in the FNCB merger. The higher net interest income increased the net interest margin to 3.50% in the current period. Noninterest income was $6.3 million, up from $3.4 million in the year ago period. Noninterest expenses increased by $9.3 million, which included higher overall expenses due to the FNCB merger. Provision for income tax increased by $2.8 million on higher earnings.

Return on average assets (“ROA”) measures our net income in relation to total assets. Our annualized ROA was 1.22% for the first quarter of 2025 compared to 0.38% for the same period of 2024. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our annualized ROE was 12.70% for the first quarter of 2025 compared to 4.09% for the comparable period in 2024. The increases in our annualized ROA and ROE were due primarily to a higher level of net income resulting from improved margins, lower non-recurring charges related to the FNCB merger, and positive effects from the net accretion impact of purchase accounting marks on loans, deposits, and borrowings.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Non-GAAP Financial Measures:

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare Peoples’ consolidated financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% for 2025 and 2024.

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Interest income (GAAP)	$62,426	$38,997
Adjustment to FTE	702	476
Interest income adjusted to FTE (non-GAAP)	63,128	39,473
Interest expense	22,878	19,679
Net interest income adjusted to FTE (non-GAAP)	$40,250	$19,794

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

The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands, except percents)	2025	2024
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$27,353	$18,059
Less: amortization of intangible assets expense	1,683
Less: acquisition related expenses	154	486
Noninterest expense adjusted (non-GAAP)	25,516	17,573

Net interest income (GAAP)	39,548	19,318
Plus: taxable equivalent adjustment	702	476
Noninterest income (GAAP)	6,256	3,393
Less: net gains on equity securities	71	(8)
Less: net gains (losses) on sale of fixed assets	680	(9)
Net interest income (FTE) plus noninterest income (non-GAAP)	$45,755	$23,204

Efficiency ratio (non-GAAP)	55.8%	75.7%

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a FTE basis, as FTE net interest income using the prevailing federal statutory tax rate of 21.0% in 2025 and 2024.

For the three months ended March 31, 2025, the average balances include $4.0 billion in loans, $643.0 million of investments, $3.4 billion in interest bearing deposits, $159.0 million in borrowings, which includes $33.0 million in subordinated debt and, and $8.1 million in junior subordinated debt. For the three months ended March 31, FTE net interest income, a non-GAAP measure, increased $20.5 million to $40.3 million in 2025 from $19.8 million in 2024. The net interest spread increased to 2.92% for the three months ended March 31, 2025 from 1.60% for the three months ended March 31, 2024 as the earning asset yield increased 94 basis points while the average rate paid on interest-bearing liabilities decreased 38 basis points. The FTE net interest margin increased to 3.50% for the first quarter of 2025 from 2.29% for the comparable period of 2024. The increase in tax-equivalent net interest margin from the year ago period was primarily from a higher volume of earning assets and the net accretion impact of purchase accounting marks on loans, deposits and borrowings acquired and assumed in the FNCB merger, which totaled $3.7 million of net interest income, and represented 32 basis points of tax-equivalent net interest margin.

For the three months ended March 31, FTE interest income on earning assets, a non-GAAP measure, increased $23.6 million to $63.1 million in 2025 as compared to $39.5 million in 2024. The overall yield on earning assets, on a FTE basis, increased 94 basis points for the three months ended March 31, 2025 to 5.50% as compared to 4.56% for the three months ended March 31, 2024. The increase to FTE interest income is due to the increase in rates for newly acquired assets, and an increase in our earning asset base, including those acquired from the FNCB merger and repricing of lower-yielding assets into higher yields. The overall yield earned on investments increased 115 basis points in the first quarter of 2025 to 2.95% from 1.80% for the first quarter of 2024 primarily as a result of a restructured portfolio mix and acquiring the investment portfolio in the merger with FNCB, at fair value, based on current market rates. Average investment balances were $109.1 million higher when comparing the current and year ago quarter. The yield on loans increased 88 basis points in the first quarter of 2025 to 5.92% from 5.04% for the first quarter of 2024 as a result of loans acquired in the FNCB merger, new loans originated at higher portfolio rates, floating and adjustable loans repricing higher, and the net accretion of the loan marks from the impact of purchase accounting which benefited the yield by 42 basis points. Average loan balances were $1.1 billion higher when compared to the same quarter in 2024. Average federal funds sold decreased $55.0 million to $26.0 million for the three months ended March 31, 2025 and yielded

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

4.45%, as compared to $81.0 million and a yield of 5.60% in the year ago period. We expect an increased level of uncertainty regarding asset yields as changing recessionary metrics influence any FOMC action to cut rates.

Total interest expense increased $3.2 million to $22.9 million for the three months ended March 31, 2025 from $19.7 million for the three months ended March 31, 2024. The total cost of funds decreased 38 basis points for the three months ended March 31, 2025 to 2.58% as compared to 2.96% in the year ago period. The decrease in costs was primarily due to lower rates paid on both interest-bearing deposits and short term borrowings, partially offset by amortization of the purchase accounting marks both on the time deposits and borrowings, which added 5 basis points to the funding costs. Average rates paid on deposits decreased as the result of reduced market rates.

Net interest income changes due to rate and volume for the three months ended March 31

	2025 vs 2024
	Increase (decrease)
	attributable to
(Dollars in thousands)	Total	Rate	Volume
Interest income:
Loans:
Taxable	$21,171	$6,111	$15,060
Tax-exempt	1,047	560	487
Investments:
Taxable	2,255	1,709	546
Tax-exempt	31	30	1
Interest-bearing deposits	(7)	(118)	111
Federal funds sold	(842)	(423)	(419)
Total interest income	23,655	7,869	15,786
Interest expense:
Money market accounts	(565)	816	(1,381)
Interest-bearing demand and NOW accounts	1,579	(7,934)	9,513
Savings accounts	86	35	51
Time deposits less than $100	(109)	(820)	711
Time deposits $100 or more	1,152	(602)	1,754
Short-term borrowings	(37)	(77)	40
Long-term debt	907	37	870
Junior subordinated debt	186		186
Total interest expense	3,199	(8,545)	11,744
FTE net interest income changes (Non-GAAP)	$20,456	$16,414	$4,042

FTE net interest income, a non-GAAP measure, was $40.3 million in the three months ended March 31, 2025 and $19.8 million in the comparable period last year. There was a positive volume and rate variance. The growth in average interest-bearing assets exceeded that of the growth in earning liabilities, and resulted in higher FTE net interest income, a non-GAAP measure, of $4.0 million. A positive rate variance resulted in an increase in net interest income of $16.4 million.

Average earning assets increased $1.2 billion to $4.7 billion for the three months ended March 31, 2025 and accounted for a $15.8 million increase in interest income. Average taxable loans increased $1.1 billion, which caused interest income to increase $15.1 million. Average tax-exempt loans increased $55.3 million which caused interest income to increase $0.5 million. Average taxable investments increased $108.9 million comparing 2025 and 2024, which resulted in increased interest income of $0.5 million while average tax-exempt investments increased $0.2 million, which resulted in a negligible change to interest income. Average interest-bearing deposits with banks increased $2.2 million

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

which resulted in an increase of $0.1 million to interest income. Average federal funds sold decreased $55.0 million for the three months ended March 31, 2025 which resulted in a decrease of $0.4 million to interest income.

Average interest-bearing liabilities rose $924.9 million to $3.6 billion for the three months ended March 31, 2025 from $2.7 billion for the three months ended March 31, 2024 resulting in a net increase in interest expense of $11.7 million. Non-maturity interest-bearing deposit accounts, including demand, money market, and savings accounts increased $689.4 million which resulted in a total increase in interest expense of $8.2 million. In addition, large denomination time deposits averaged $139.0 million more in the current period and caused interest expense to increase $1.8 million. An increase of $15.2 million in average time deposits less than $100 thousand which included higher priced callable brokered CDs, resulted in an increase to interest expense of $0.7 million. Short-term borrowings averaged $0.5 million lower which had a negligible effect on interest expense while long-term borrowing increased $72.8 million and resulted in an increase to interest expense of $0.9 million.

For the three months ended March 31, 2025, a favorable rate variance occurred, as the FTE yield on earning assets increased 94 basis points while there was a 38 basis point decrease in the cost of funds. As a result, FTE net interest income increased $16.4 million for the three months ended March 31, 2025. The FTE yield on earning assets was 5.50% in the 2025 period compared to 4.56% in 2024 resulting in an increase in interest income of $7.9 million. The yield on the taxable investment portfolio increased 132 basis points to 3.05% during the three months ended March 31, 2025 from 1.73% in the year ago period, resulting in an increase of $1.7 million in interest income. The yield on the tax- exempt investment portfolio increased 15 basis points to 2.33% from 2.18% in the year ago period with a negligible effect to interest income. The FTE yield on the loan portfolio increased 88 basis points to 5.92% in 2024 from 5.04% in 2024 and resulted in an increase to interest income of $6.7 million.

The yield on interest bearing deposits decreased 44 basis points to 2.46% from 2.90% in the year ago period resulting in a decrease in interest expense of $8.6 million. The yield on long term borrowings increased 54 basis points to 4.88% from 4.34% in the year ago period but had a negligible effect to interest expense. The yield on short term borrowings decreased 83 basis points to 4.52% from 5.35% in the year ago period and resulted in a $0.1 million decrease to interest expense.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Three months ended
	March 31, 2025			March 31, 2024
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$3,698,124	$55,212	6.05%	$2,632,554	$34,041	5.20%
Tax-exempt	280,555	2,842	4.11	225,293	1,795	3.20
Total loans	3,978,679	58,054	5.92	2,857,847	35,836	5.04
Investments:
Taxable	555,910	4,175	3.05	446,996	1,920	1.73
Tax-exempt	87,072	501	2.33	86,864	470	2.18
Total investments	642,982	4,676	2.95	533,860	2,390	1.80
Interest-bearing deposits	11,197	113	4.09	9,025	120	5.35
Federal funds sold	25,979	285	4.45	80,955	1,127	5.60
Total earning assets	4,658,837	63,128	5.50%	3,481,687	39,473	4.56%
Less: allowance for credit losses	42,084			22,290
Other assets	391,924			217,353
Total assets	$5,008,677	$63,128		$3,676,750	$39,473
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$687,522	$6,570	3.88%	$754,889	$7,135	3.80%
Interest-bearing demand and NOW accounts	1,465,210	6,416	1.78	784,458	4,837	2.48
Savings accounts	498,791	361	0.29	422,815	275	0.26
Time deposits less than $100	424,363	4,228	4.04	409,192	4,337	4.26
Time deposits $100 or more	361,469	3,272	3.67	222,459	2,120	3.83
Total interest-bearing deposits	3,437,355	20,847	2.46	2,593,813	18,704	2.90
Short-term borrowings	20,176	225	4.52	19,687	262	5.35
Long-term debt	97,769	1,177	4.88	25,000	270	4.34
Subordinated debt	33,000	443	5.44	33,000	443	5.40
Junior subordinated debt	8,050	186	9.37
Total borrowings	158,995	2,031	5.18	77,687	975	5.05
Total interest-bearing liabilities	3,596,350	22,878	2.58	2,671,500	19,679	2.96
Noninterest-bearing deposits	875,053			616,610
Other liabilities	58,018			47,688
Stockholders’ equity	479,256			340,952
Total liabilities and stockholders’ equity	$5,008,677			$3,676,750
Net interest income/spread		$40,250	2.92%		$19,794	1.60%
Net interest margin			3.50%			2.29%
Tax-equivalent adjustments:
Loans		$597			$377
Investments		105			99
Total adjustments		$702			$476

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Credit Losses:

Effective January 1, 2023 the Company transitioned to ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), commonly referred to as CECL. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2025.

For the three months ended March 31, 2025, $0.2 million was recorded to the provision for credit losses compared to $0.7 million in the year ago period. The current and prior period provisions are the result of the application of model loss rates, changes to mix and size of the loan portfolio, actual performance vs. peers, and qualitative adjustments.

Noninterest Income:

Noninterest income for the three months ended March 31, 2025 and 2024 was $6.3 million and $3.4 million, respectively. The increase was primarily due to higher levels of income related to higher service charges, fees, and commissions, up $1.4 million due to deposit growth, higher wealth management income, up $0.3 million, increases in life insurance investment income, up $0.2 million, all due in part to the merger with FNCB, and gains on the sale of fixed assets of $0.7 million due primarily from the sale of our former headquarters property.

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

Noninterest expense increased $9.3 million to $27.4 million for the three months ended March 31, 2025, from $18.1 million for the same period a year ago. Primary drivers of the increase were salaries and employee benefits, up $4.6 million on merger related increases in head count, occupancy and equipment expenses up $1.9 million on increased properties under management, amortization expenses of $1.7 million on merger related intangible assets, FDIC expenses up $0.5 million on a higher assessment base, and professional services expenses up $0.3 million on increases related to audit and advisory services.

Income Taxes:

We recorded an income tax expense of $3.2 million or 17.8% of pre-tax income for the three months ended March 31, 2025. This compares to $0.5 million, or 12.1% of pretax income compared for the three month period ended March 31, 2024. Higher income tax expense was due to higher pre-tax income for the three months ended March 31, 2025.

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

The Company utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 13 to the Audited Consolidated Financial Statements contained in Part II, Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2024 and Note 11 to the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report for additional information.

The ALCO uses income simulation to measure interest rate risk inherent in the Company’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon and a 60-month horizon. The simulations assume that the size and general composition of the Company’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost time deposits to higher cost time deposits in selected interest rate scenarios. Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. The characteristics of financial instrument classes are typically reviewed by the ALCO on a quarterly basis to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of March 31, 2025 and December 31, 2024, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Peoples Financial Services Corp.

Model results at March 31, 2025 indicated a higher starting level of net interest income (“NII”) compared to the December 31, 2024 model due to a higher earning asset yield coupled with lower deposit costs. During the current period asset cashflows repriced higher and management implemented a strategy to reduce deposit costs.

Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments in the first twelve months of the simulation while a sustained falling rate and parallel downward shifting yield curve presents the greatest potential risk to NII over the long-term horizon.  A steeper yield curve mitigates a portion of the exposure to falling rates.  After the first eighteen months of the model simulation, the benefit to NII increases in a rising rate environment as a result of the higher assumed replacement rates on assets repricing while funding costs stabilize.  This position at March 31, 2025 is similar to our December 31, 2024 model results.

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

Since September 2024, the FOMC has decreased the federal funds target rate by 75 basis points which has resulted in our floating rate loans repricing lower and negatively impacting NII.  Management commenced reducing deposit rates prior to the FOMC actions and continued to reduce rates during the three months ended March 31, 2025 to mitigate the impact on interest income from the asset side of the balance sheet.  Management expects cash flow from the investment portfolio to reprice higher than current portfolio rates, adjustable rate loans to reprice higher than current portfolio rates and new loan originations be added at higher than current portfolio rates to mitigate the lower interest from the floating rate loans.  If we experience an outflow of deposits due to lower rates which could result in a shift to higher costing funding sources, expected levels of NII will be reduced.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at March 31, 2025, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	March 31, 2025
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(4.4)	(20.0)	3.4	(40.0)
+300	(3.3)	(20.0)	3.0	(30.0)
+200	(2.2)	(10.0)	2.1	(20.0)
+100	(0.9)	(10.0)	1.6	(10.0)
Static
-100	0.2	(10.0)	(3.4)	(10.0)
-200	(0.4)	(10.0)	(9.0)	(20.0)
-300	(0.7)	(20.0)	(16.7)	(30.0)
-400	(1.2)	(20.0)	(30.6)	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2025, would decrease 0.9% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

Peoples Financial Services Corp.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2025, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

Effective on July 1, 2024, Peoples completed its merger with FNCB. The Company is working to integrate FNCB into its overall internal control over financial reporting processes. Except for changes made in connection with this integration of FNCB, there were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the three-months ended March 31, 2025 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K) describes market, credit, and business operations risk factors that could affect our business, results of operations or financial condition. There have been no material changes from the risk factors as previously disclosed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2025, we did not issue or sell any shares of our Common Stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

There were no repurchases of our common stock during the three months ended March 31, 2025.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Peoples Financial Services Corp.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers informed management of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Item Number	Description

3.1	Peoples Financial Services Corp. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K filed with the Commission on March 17, 2014).

3.2

Articles of Amendment to the Articles of Incorporation of Peoples Financial Services Corp., effective as of May 19, 2020 (incorporated by reference to Exhibit 3.2 to registrant's quarterly report on Form 10-Q filed with the Commission on August 10, 2020)

3.3

Peoples Financial Services Corp. Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on November 14, 2024)

31.1*	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a)

31.2*	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).

32*	CEO and CFO Certifications Pursuant to Section 1350.

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: May 12, 2025	/s/ Gerard A. Champi
Gerard A. Champi
Chief Executive Officer
Principal Executive Officer

Date: May 12, 2025	/s/ James M. Bone, Jr.
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 12, 2025	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Senior Vice President and Chief Accounting Officer
Principal Accounting Officer