Form 10-Q
period 2025-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2025-08-11
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2025

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,994,696 at August 1, 2025.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents
Cash and due from banks	$60,173	$47,029
Interest-bearing deposits in other banks	9,646	8,593
Federal funds sold	105,920	80,229
Total cash and cash equivalents	175,739	135,851

Investment securities:
Available for sale: Amortized cost of $546,709 and $575,288, respectively, net of allowance for credit losses of $0 at June 30, 2025 and December 31, 2024	505,181	526,329
Held to maturity: Fair value of $64,253 and $65,152, respectively, net of allowance for credit losses of $0 at June 30, 2025 and December 31, 2024	75,137	78,184
Equity investments carried at fair value	2,494	2,430
Total investment securities	582,812	606,943
Loans	3,997,525	3,993,505
Less: allowance for credit losses	40,890	41,776
Net loans	3,956,635	3,951,729
Loans held for sale	547
Goodwill	75,986	75,986
Premises and equipment, net	76,896	73,283
Bank owned life insurance	87,635	87,429
Deferred tax assets	31,647	35,688
Accrued interest receivable	15,854	15,632
Intangible assets, net	30,778	34,197
Other assets	73,350	74,919
Total assets	$5,107,879	$5,091,657

Liabilities:
Deposits:
Noninterest-bearing	$899,597	$935,516
Interest-bearing	3,387,752	3,472,036
Total deposits	4,287,349	4,407,552
Short-term borrowings	76,340	15,900
Long-term debt	103,449	98,637
Subordinated debt	83,164	33,000
Junior subordinated debt	8,088	8,039
Accrued interest payable	4,640	5,503
Other liabilities	50,753	54,076
Total liabilities	4,613,783	4,622,707

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 9,994,696, shares at June 30, 2025 and 9,990,724 shares at December 31, 2024	20,015	19,995
Capital surplus	250,468	250,695
Retained earnings	258,601	238,955
Accumulated other comprehensive loss	(34,988)	(40,695)
Total stockholders’ equity	494,096	468,950
Total liabilities and stockholders’ equity	$5,107,879	$5,091,657

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2025	2024	2025	2024
Interest income:
Interest and fees on loans:
Taxable	$57,459	$34,406	$112,671	$68,447
Tax-exempt	2,302	1,399	4,547	2,817
Interest and dividends on investment securities:
Taxable	4,604	1,904	8,738	3,822
Tax-exempt	399	371	795	742
Dividends	40	2	81	4
Interest on interest-bearing deposits in other banks	96	115	209	235
Interest on federal funds sold	435	179	720	1,306
Total interest income	65,335	38,376	127,761	77,373

Interest expense:
Interest on deposits	20,303	18,114	41,150	36,818
Interest on short-term borrowings	410	633	635	895
Interest on long-term debt	1,211	269	2,388	539
Interest on subordinated debt	1,026	444	1,469	887
Interest on junior subordinated debt	188		374
Total interest expense	23,138	19,460	46,016	39,139
Net interest income	42,197	18,916	81,745	38,234
(Credit to) provision for credit losses	(239)	596	(39)	1,304
Net interest income after (credit to) provision for credit losses	42,436	18,320	81,784	36,930

Noninterest income:
Service charges, fees, commissions and other	3,664	1,885	7,068	3,921
Merchant services income	584	260	815	375
Commission and fees on fiduciary activities	563	517	1,100	1,068
Wealth management income	619	416	1,269	777
Mortgage banking income	125	87	239	179
Increase in cash surrender value of life insurance	535	286	1,061	565
Interest rate swap income	164	102	207	78
Net (losses) gains on equity investments	(7)	(12)	64	(20)
Net gains on fixed assets		13	680	4
Total noninterest income	6,247	3,554	12,503	6,947

Noninterest expense:
Salaries and employee benefits expense	13,761	8,450	27,242	17,289
Net occupancy and equipment expense	6,284	4,589	12,894	9,305
Acquisition related expenses	66	1,071	220	1,557
Amortization of intangible assets	1,684		3,367
Professional fees and outside services	1,168	779	2,179	1,467
FDIC insurance and assessments	976	504	1,998	1,098
Advertising and corporate business development	1,074	433	1,933	842
Other expenses	3,249	2,345	5,782	4,672
Total noninterest expense	28,262	18,171	55,615	36,230
Income before income taxes	20,421	3,703	38,672	7,647
Provision for income tax expense	3,465	421	6,707	899
Net income	16,956	3,282	31,965	6,748

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	1,859	18	7,431	(2,423)
Change in derivative fair value	16	160	(132)	1,239
Other comprehensive income (loss)	1,875	178	7,299	(1,184)
Income tax expense (benefit) related to other comprehensive income (loss)	409	38	1,592	(260)
Other comprehensive income (loss), net of income tax expense (benefit)	1,466	140	5,707	(924)
Comprehensive income	$18,422	$3,422	$37,672	$5,824

Per share data:
Net income:
Basic	$1.70	$0.47	$3.20	$0.96
Diluted	$1.68	$0.46	$3.18	$0.95
Dividends declared	$0.62	$0.41	$1.24	$0.82
Weighted average common shares outstanding:
Basic	9,994,955	7,057,258	9,993,944	7,055,085
Diluted	10,082,260	7,114,115	10,062,831	7,108,113

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2025	$19,995	$250,695	$238,955	$(40,695)	$468,950
Net income			15,009		15,009
Other comprehensive income, net of tax				4,241	4,241
Cash dividends declared: $0.6175 per common share			(6,158)		(6,158)
Stock compensation, including tax effects and expenses		(188)			(188)
Restricted stock issued: 9,489 shares	19	(19)
Balance, March 31, 2025	$20,014	$250,488	$247,806	$(36,454)	$481,854

Net income			16,956		16,956
Other comprehensive income, net of tax				1,466	1,466
Cash dividends declared: $0.6175 per common share			(6,161)		(6,161)
Stock compensation, including tax effects and expenses		(19)			(19)
Restricted stock issued: 416 shares	1	(1)
Balance, June 30, 2025	$20,015	$250,468	$258,601	$(34,988)	$494,096

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2024	$14,093	$122,130	$248,550	$(44,351)	$340,422
Net income			3,466		3,466
Other comprehensive loss, net of tax				(1,064)	(1,064)
Cash dividends declared: $0.41 per common share			(2,893)		(2,893)
Stock compensation, including tax effects and expenses		61			61
Restricted stock issued: 14,434 shares	29	(29)
Balance, March 31, 2024	$14,122	$122,162	$249,123	$(45,415)	$339,992

Net income			3,282		3,282
Other comprehensive income, net of tax				140	140
Cash dividends declared: $0.41 per share			(2,894)		(2,894)
Stock compensation, including tax effects and expenses		287			287
Balance, June 30, 2024	$14,122	$122,449	$249,511	$(45,275)	$340,807

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2025	2024
Cash flows from operating activities:
Net income	$31,965	$6,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,610	1,475
Amortization of right-of-use lease asset	437	282
(Accretion) amortization of deferred loan fees, net	(307)	376
Amortization of debt issuance costs	31
Amortization of CDI and other intangibles	3,419
Amortization expense related to acquired borrowings	230
Accretion income related to acquired loans	(8,463)
Amortization expense related to acquired deposits	528
Amortization of low income housing partnerships	868	251
(Credit to) provision for credit losses	(39)	1,304
Net unrealized (gain) loss on equity investments	(64)	20
Net gain on sale of other real estate owned	5
Loans originated for sale	(2,050)	(1,159)
Proceeds from sale of loans originated for sale	1,504	1,406
Net (gain) loss on sale of loans originated for sale	(1)	3
Net (accretion) amortization of investment securities	(1,936)	425
Gain on sale of premises and equipment	(680)	(4)
Increase in cash surrender value of life insurance	(1,061)	(565)
Gain from bank owned life insurance settlement	(118)
Deferred income tax expense (benefit)	2,449	(431)
Stock compensation, including tax effects and expenses	(207)	348
Net change in:
Accrued interest receivable	(222)	(592)
Other assets	2,170	(6,565)
Accrued interest payable	(863)	(258)
Other liabilities	(6,241)	1,901
Net cash provided by operating activities	22,964	4,965
Cash flows from investing activities:
Proceeds from repayments of investment securities:
Available for sale	58,794	10,887
Held to maturity	2,997	3,206
Purchases of investment securities:
Available for sale	(28,229)
Net purchase of restricted equity securities	(1,491)	(2,556)
Proceeds from the sale of other real estate	22
Net decrease (increase) in loans	3,903	(20,136)
Purchases of premises and equipment	(5,890)	(614)
Proceeds from the sale of premises and equipment	3,696	44
Proceeds from bank owned life insurance	968
Net cash provided by (used in) investing activities	34,770	(9,169)
Cash flows from financing activities:
Net decrease in deposits	(120,731)	(214,078)
Proceeds from long-term debt	15,284
Repayment of long-term borrowings	(10,653)
Net advances in short-term borrowings	60,440	86,660
Proceeds from the issuance of subordinated debt, net of issuance costs	83,133
Repayment of subordinated debt	(33,000)
Cash dividends paid	(12,319)	(5,787)
Net cash used in financing activities	(17,846)	(133,205)
Net increase (decrease) in cash and cash equivalents	39,888	(137,409)
Cash and cash equivalents at beginning of period	135,851	187,365
Cash and cash equivalents at end of period	$175,739	$49,956

For the Six Months Ended June 30,	2025	2024
Supplemental disclosures:
Cash paid during the period for:
Interest	$46,879	$39,397
Income taxes	3,683	504
Noncash items:
U.S. Treasury bond matured - receivable		5,000
Transfers of fixed assets to other real estate		1,556
Transfers of loans to other real estate		27
Origination of mortgage servicing rights	19
Initial recognition of right-of-use assets	2,786
Initial recognition of lease liability	2,786

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned direct and indirect subsidiaries, including Peoples Security Bank and Trust Company (“Peoples Bank”) and 1st Equipment Finance, Inc., collectively, the “Company” or “Peoples”. The Company services its retail and commercial customers through thirty-nine full-service community banking offices located within Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey, and Broome County of New York.

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

On July 1, 2024 (the “Acquisition Date”), the Company completed the acquisition of FNCB Bancorp, Inc., a Pennsylvania corporation (“FNCB”), in accordance with the definitive Agreement and Plan of Merger dated as of September 27, 2023 (the “Merger Agreement”), by and among the Company and FNCB. The comparability of the Company’s results of operations for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, in general, has been materially impacted by the acquisition of FNCB, as further described in Note 2.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Subsequent events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2025, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.

On July 25, 2025, the Company’s board of directors declared a dividend of $0.6175 per share for the third quarter of 2025. The dividend is payable on September 15, 2025 to shareholders of record as of August 29, 2025. The per share dividend is equal to the per share dividend declared for the second quarter of 2025.

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

2. Business combinations:

Pursuant to the Merger Agreement, on the Acquisition Date, FNCB merged with and into Peoples, with Peoples continuing as the surviving corporation, and immediately following the merger, FNCB Bank, a Pennsylvania-chartered bank (“FNCB Bank”), merged with and into Peoples Bank, with Peoples Bank as the surviving bank (collectively, the “merger”). The primary reasons for the merger included: expansion of the branch network and enhancing market share positions in northeastern Pennsylvania; an attractive low-cost funding base; strong cultural alignment and a deep commitment to shareholders, customers, employees, and communities served by Peoples and FNCB; meaningful value creation to shareholders; increased trading liquidity; and increased dividends for Peoples shareholders.

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

The acquisition of FNCB was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The excess consideration paid over the fair value of the net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition. The $12.6 million of goodwill created from the merger is not amortizable or deductible for tax purposes. The amount of goodwill represents the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. Future benefits consist largely of the synergies and economies of scale expected from combining the operations of FNCB and Peoples. Peoples has one reportable segment for GAAP, therefore, the goodwill was assigned to the whole operating company.

Costs related to the acquisition totaled $66 thousand and $220 thousand during the three and six months ended June 30, 2025, respectively. Acquisition related expenses totaled $1.1 million and $1.6 million during the three and six months

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

ended June 30, 2024, respectively. These amounts were expensed as incurred and are recorded as merger-related expenses in the consolidated statements of income and comprehensive income.

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

The components of accumulated other comprehensive loss included in stockholders’ equity at June 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Net unrealized loss on investment securities available for sale	$(41,528)	$(48,959)
Income tax benefit	(9,060)	(10,681)
Net of income taxes	(32,468)	(38,278)
Benefit plan adjustments	(2,852)	(2,852)
Income tax benefit	(622)	(622)
Net of income taxes	(2,230)	(2,230)
Derivative adjustments	(371)	(239)
Income tax benefit	(81)	(52)
Net of income taxes	(290)	(187)
Accumulated other comprehensive loss	$(34,988)	$(40,695)

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025		2024
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$16,956	$16,956	$3,282	$3,282
Average common shares outstanding	9,994,955	10,082,260	7,057,258	7,114,115
Earnings per share	$1.70	$1.68	$0.47	$0.46

	For the Six Months Ended June 30,
	2025		2024
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$31,965	$31,965	$6,748	$6,748
Average common shares outstanding	9,993,944	10,062,831	7,055,085	7,108,113
Earnings per share	$3.20	$3.18	$0.96	$0.95

5. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at June 30, 2025 and December 31, 2024 are summarized below. There was no allowance for credit losses (“ACL”) recorded for available for sale or held to maturity debt securities at June 30, 2025 and December 31, 2024.

	June 30, 2025
		Gross		Gross
	Amortized	Unrealized		Unrealized	Fair
(Dollars in thousands)	Cost	Gains		Losses	Value
Available for sale:
U.S. Treasury securities	$150,570	$		$5,389	$145,181
State and municipals:
Taxable	70,773		18	8,339	62,452
Tax-exempt	79,052		21	10,821	68,252
Residential mortgage-backed securities:
U.S. government agencies	10,161		53	12	10,202
U.S. government-sponsored enterprises	151,827		262	17,361	134,728
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,919			39	1,880
Private collateralized mortgage obligations	36,997		652	214	37,435
Asset backed securities	20,172		23	305	19,890
Corporate debt securities	24,525		581	665	24,441
Negotiable certificates of deposit	713		7		720
Total available for sale	$546,709		$1,617	$43,145	$505,181
Held to maturity:
Tax-exempt state and municipals	$10,829	$		$903	$9,926
Residential mortgage-backed securities:
U.S. government agencies	13,069			2,152	10,917
U.S. government-sponsored enterprises	51,239			7,829	43,410
Total held to maturity	$75,137	$		$10,884	$64,253

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

The Company did not sell any investment securities during the six months ended June 30, 2025 and 2024.

The following table summarizes the maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available for sale at June 30, 2025. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Within one year	$77,671	$76,485
After one but within five years	113,620	107,609
After five but within ten years	74,776	67,002
After ten years	59,566	49,950
	325,633	301,046
Mortgage-backed and other amortizing securities	221,076	204,135
Total	$546,709	$505,181

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held to maturity at June 30, 2025, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After one but within five years	$1,186	$1,096
After five but within ten years	9,643	8,830
	10,829	9,926
Mortgage-backed securities	64,308	54,327
Total	$75,137	$64,253

Securities with a carrying value of $410.2 million and $441.5 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law and pledged to the Discount Window at the Federal Reserve.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2025, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2025
	Less than Twelve Months				Twelve Months or Longer			Total
	Total # in a loss			Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position		Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Available for Sale
U.S. Treasury securities		$			$32	$145,181	$5,389	32	$145,181	$5,389
State and municipals:
Taxable					64	57,734	8,339	64	57,734	8,339
Tax-exempt	5		3,893	23	91	61,868	10,798	96	65,761	10,821
Residential mortgage-backed securities:
U.S. government agencies	1		6,349	11	1	1	1	2	6,350	12
U.S. government-sponsored enterprises	14		43,714	454	41	67,327	16,907	55	111,041	17,361
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises					1	1,880	39	1	1,880	39
Private collateralized mortgage obligations	15		13,336	190	1	777	24	16	14,113	214
Asset-backed securities	3		5,040	20	3	4,402	285	6	9,442	305
Corporate debt securities					9	7,951	665	9	7,951	665
Total	38		$72,332	$698	243	$347,121	$42,447	281	$419,453	$43,145

Securities Held to Maturity
Tax-exempt state and municipals	3		$2,339	$26	13	$7,587	$877	16	$9,926	$903
Residential mortgage-backed securities:
U.S. government agencies					4	10,917	2,152	4	10,917	2,152
U.S. government-sponsored enterprises					8	43,410	7,829	8	43,410	7,829
Total	3		$2,339	$26	25	$61,914	$10,858	28	$64,253	$10,884

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

(Dollars in thousands)
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

Based on management’s assessment of the factors identified above, it is determined the fair value of all the identified investments being less than the amortized costs was primarily caused by changes in market interest rates and spreads and not credit quality of the issuers. All interest payments have been received as scheduled, substantially all debt securities are rated above investment grade and no material downgrades were announced. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider unrealized losses related to investments to be credit related, thus no allowance for credit losses for these investments was recorded at June 30, 2025 or December 31, 2024.

Equity Securities

Included in equity securities with readily determinable fair values at June 30, 2025, were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within the Company’s market area. Equity securities

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income and comprehensive income.

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three and six months ended June 30, 2025, and 2024:

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30,2025	June 30,2024	June 30,2025	June 30,2024
Net (losses) gains recognized on equity securities	$(7)	$(12)	$64	$(20)
Less: net gains realized on equity securities sold
Unrealized (losses) gains on equity securities	$(7)	$(12)	$64	$(20)

Equity Securities without Readily Determinable Fair Values

At June 30, 2025, and December 31, 2024, equity securities without readily determinable fair values consisted primarily of Federal Home Loan Bank (“FHLB “) of Pittsburgh stock totaling $11.7 million and $10.2 million, respectively. At June 30, 2025, and December 31, 2024, equity securities without readily determinable fair values also included $4.4 million and $4.3 million, respectively in financial technology investments and non-cumulative perpetual preferred stock of a privately-held bank holding company acquired through the merger with FNCB and $0.8 million investment in an insurance agency. Equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable are included in other assets in the Consolidated Balance Sheets. There was no credit loss to equity securities without readily determinable values recognized for the six months ended June 30, 2025 and June 30, 2024.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

6. Goodwill and other intangibles:

The following table provides information on the significant components of goodwill and other acquired intangible assets at June 30, 2025, and December 31, 2024.

	June 30, 2025
						Accumulated
		Beginning				Impairment		Year-to-Date	Ending
(Dollars in thousands)		Balance		Additions		Charges		Amortization(1)	Balance
Goodwill		$75,986	$		$		$		$75,986
Total goodwill		$75,986	$		$		$		$75,986

Core deposit intangible		$33,299	$		$			$3,329	$29,970
Wealth management customer list intangible		898						90	808
Total intangible assets, net		$34,197	$		$			$3,419	$30,778

	December 31, 2024
						Accumulated
		Beginning				Impairment		Year-to-Date	Ending
(Dollars in thousands)		Balance		Additions		Charges		Amortization(1)	Balance
Goodwill		$63,370		$12,616	$		$		$75,986
Total goodwill		$63,370		$12,616	$		$		$75,986

Core deposit intangible	$			$36,629	$			$3,330	$33,299
Wealth management customer list intangible				988				90	898
Total intangible assets, net	$			$37,617	$			$3,420	$34,197
(1)	Core deposit intangible amortization is included in amortization of intangible assets in the consolidated statements of income and comprehensive income. Wealth management customer list intangible amortization is included in wealth management income on the consolidated statements of income and comprehensive income.

The aggregate amortization expense was $1.7 million and $3.4 million for the three and six months ended June 30, 2025. There was no amortization expense recorded for the three and six months ended June 30, 2024.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

At June 30, 2025, the estimated future remaining amortization of the core deposit intangible and wealth management customer list intangible within the years ending December 31, are as follows:

(Dollars in thousands)	CDI	Wealth management customer list intangible	Total
2025	$2,998	$81	$3,079
2026	5,661	153	5,814
2027	4,995	135	5,130
2028	4,329	117	4,446
2029	3,663	99	3,762
Thereafter	8,324	223	8,547
Total amortizing intangible	$29,970	$808	$30,778

7. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs and unearned income at June 30, 2025, and December 31, 2024 are summarized as follows. The Company had net deferred loan origination costs of $2.1 million and $1.7 million at June 30, 2025 and December 31, 2024, respectively. Unearned income was $1.4 million at June 30, 2025 and $1.3 million at December 31, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commercial
Commercial and Industrial	$678,539	$648,102
Municipal	194,529	187,918
Total	873,068	836,020
Real estate
Commercial	2,252,574	2,294,113
Residential	573,864	551,383
Total	2,826,438	2,845,496
Consumer
Indirect Auto	104,618	117,914
Consumer Other	13,929	14,955
Total	118,547	132,869
Equipment Financing	179,472	179,120
Total	$3,997,525	$3,993,505

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

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $13.6 million and $13.2 million at June 30, 2025 and December 31, 2024, respectively and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, and totaled $2.1 million and $174 thousand, respectively, at June 30, 2025 and is excluded from the estimate of credit losses, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. At December 31, 2024, accrued interest receivable on available for sale securities and held to maturity securities was $2.2 million and $179 thousand, respectively.

The following tables present the changes in and period end balance of the allowance for credit losses at and for the three and six months ended June 30, 2025 and 2024.

	June 30, 2025
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance April 1, 2025	$6,422	$1,249	$20,861	$5,069	$2,281	$5,172	$41,054
Charge-offs	(415)		(62)		(259)	(415)	(1,151)
Recoveries	292		566	64	145	159	1,226
(Credits) provisions	(76)	197	(745)	(127)	14	498	(239)
Ending balance	$6,223	$1,446	$20,620	$5,006	$2,181	$5,414	$40,890

	June 30, 2024
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance April 1, 2024	$2,287	$698	$14,470	$4,258	$884	$	$22,597
Charge-offs	(41)				(94)		(135)
Recoveries	25			2	38		65
(Credits) provisions	(100)	13	686	(30)	27		596
Ending balance	$2,171	$711	$15,156	$4,230	$855	$	$23,123

	June 30, 2025
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance January 1, 2025	$6,004	$1,072	$21,804	$4,924	$2,540	$5,432	$41,776
Charge-offs	(572)		(62)	(92)	(646)	(1,012)	(2,384)
Recoveries	305		566	65	318	283	1,537
Provisions (Credits)	486	374	(1,688)	109	(31)	711	(39)
Ending balance	$6,223	$1,446	$20,620	$5,006	$2,181	$5,414	$40,890

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	June 30, 2024
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance January 1, 2024	$2,272	$788	$14,153	$3,782	$900	$	$21,895
Charge-offs	(46)				(197)		(243)
Recoveries	80			4	83		167
(Credits) provisions	(135)	(77)	1,003	444	69		1,304
Ending balance	$2,171	$711	$15,156	$4,230	$855	$	$23,123

The following table represents the allowance for credit losses by major classification of loan and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at June 30, 2025 and December 31, 2024.

	June 30, 2025
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Ending balance	$6,223	$1,446	$20,620	$5,006	$2,181	$5,414	$40,890
Ending balance: individually evaluated	286					385	671
Ending balance: collectively evaluated	5,937	1,446	20,620	5,006	2,181	5,029	40,219
Loans receivable:
Ending balance	$678,539	$194,529	$2,252,574	$573,864	$118,547	$179,472	$3,997,525
Individually evaluated - collateral dependent - real estate	1,718		10,330	1,960			14,008
Individually evaluated - collateral dependent - non-real estate	376		931			1,471	2,778
Collectively evaluated	676,445	194,529	2,241,313	571,904	118,547	178,001	3,980,739

	December 31, 2024
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for loan losses:
Ending balance	$6,004	$1,072	$21,804	$4,924	$2,540	$5,432	$41,776
Ending balance: individually evaluated for impairment	325		190			434	949
Ending balance: collectively evaluated for impairment	5,679	1,072	21,614	4,924	2,540	4,998	40,827
Loans receivable:
Ending balance	$648,102	$187,918	$2,294,113	$551,383	$132,869	$179,120	$3,993,505
Individually evaluated - collateral dependent - real estate	906		15,326	3,212			19,444
Individually evaluated - collateral dependent - non-real estate	1,007		284			1,429	2,720
Collectively evaluated	646,189	187,918	2,278,503	548,171	132,869	177,691	3,971,341

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Nonaccrual Loans

The following table presents the Company’s nonaccrual loans, including non-PCD nonaccrual loans, at June 30, 2025 and December 31, 2024.

	June 30, 2025
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial	$2,094	$906	$1,188
Municipal
Real estate:
Commercial	11,261		11,261
Residential	1,885		1,885
Consumer	699		699
Equipment Financing	1,451	1,196	255
Total	$17,390	$2,102	$15,288

	December 31, 2024
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial	$1,907	$343	$1,564
Municipal
Real estate:
Commercial	15,609	2,574	13,035
Residential	2,809		2,809
Consumer	744		744
Equipment Financing	1,430	819	611
Total	$22,499	$3,736	$18,763

Interest income recorded on nonaccrual loans was $91 thousand and $43 thousand for the three months ended June 30, 2025 and June 30, 2024, respectively. Interest income recorded on nonaccrual loans was $143 thousand and $74 thousand for the six months ended June 30, 2025 and June 30, 2024, respectively.

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

●	Pass - A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.
●	Special Mention - A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.
●	Substandard - A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Peoples Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful – A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
●	Loss - A loan classified as Loss is considered uncollectible and of such little value that its continuance as bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(Dollars in thousands)		2025		2024		2023	2022	2021	Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial
Pass		$53,110		$67,936		$60,956	$71,046	$55,199	$117,515		$215,243		$128	$641,133
Special Mention		378		1,203		1,119	550	4,228	2,849		16,611		906	27,844
Substandard						470	643	808	388		7,253			9,562
Total Commercial		53,488		69,139		62,545	72,239	60,235	120,752		239,107		1,034	678,539

Municipal
Pass		10,194		10,414		1,387	49,464	96,720	24,803		1,547			194,529
Special Mention
Substandard
Total Municipal		10,194		10,414		1,387	49,464	96,720	24,803		1,547			194,529

Commercial real estate
Pass		129,836		151,578		187,238	609,100	472,097	636,185				399	2,186,433
Special Mention		581		96		304	1,207	7,060	26,763				89	36,100
Substandard				1,222		3,517	11,322	4,214	9,766					30,041
Total Commercial real estate		130,417		152,896		191,059	621,629	483,371	672,714				488	2,252,574

Residential real estate
Pass		28,548		38,840		42,289	70,653	109,201	160,240		122,925			572,696
Special Mention
Substandard								123	967		78			1,168
Total Residential real estate		28,548		38,840		42,289	70,653	109,324	161,207		123,003			573,864

Consumer
Pass		14,182		24,671		30,695	29,602	13,655	4,170		835			117,810
Special Mention
Substandard				36		102	245	173	178		3			737
Total Consumer		14,182		24,707		30,797	29,847	13,828	4,348		838			118,547

Equipment Financing
Pass		30,875		60,616		54,862	29,742	1,304						177,399
Special Mention						148	20							168
Substandard		246		226		844	589							1,905
Total Equipment Financing		31,121		60,842		55,854	30,351	1,304						179,472

Total Loans		$267,950		$356,838		$383,931	$874,183	$764,782	$983,824		$364,495		$1,522	$3,997,525

Gross charge-offs
Commercial	$		$		$		$24	$57	$491	$		$		$572
Municipal
Commercial real estate							62							62
Residential real estate							92							92
Consumer				104		206	256	56	24					646
Equipment Financing						559	453							1,012
Total Gross charge-offs	$			$104		$765	$887	$113	$515	$		$		$2,384

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The major classifications of loans by past due status are summarized as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$648	$200	$1,922	$2,770	$675,769	$678,539	$
Municipal					194,529	194,529
Real estate:
Commercial	5,049	411	6,984	12,444	2,240,130	2,252,574
Residential	1,599	650	1,504	3,753	570,111	573,864	70
Consumer	2,154	448	312	2,914	115,633	118,547	2
Equipment Financing	1,507	426	424	2,357	177,115	179,472
Total	$10,957	$2,135	$11,146	$24,238	$3,973,287	$3,997,525	$72

	December 31, 2024
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$2,740	$157	$838	$3,735	$644,367	$648,102	$
Municipal					187,918	187,918
Real estate:
Commercial	2,800	141	11,164	14,105	2,280,008	2,294,113
Residential	2,390	997	2,477	5,864	545,519	551,383	403
Consumer	2,393	539	492	3,424	129,445	132,869	55
Equipment Financing	639	1,259	815	2,713	176,407	179,120
Total	$10,962	$3,093	$15,786	$29,841	$3,963,664	$3,993,505	$458

The amount of residential loans in the formal process of foreclosure totaled $0.2 million at June 30, 2025 and December 31, 2024.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presents the activity in the ACL on off balance sheet commitments, which includes commitments to extend credit, unused portions of lines of credit and standby letters of credit, for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024
Beginning balance	$677	$530
Provision for (credit to) credit losses recorded in noninterest expense	172	(196)
Total allowance for credit losses on off balance sheet commitments	$849	$334

	For the Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024
Beginning balance	$880	$43
Charge-off	(1)
(Credit to) provision for credit losses recorded in noninterest expense	(30)	291
Total allowance for credit losses on off balance sheet commitments	$849	$334

The contractual amounts of off-balance sheet commitments at June 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$603,551	$589,725
Unused portions of lines of credit	163,600	150,840
Standby letters of credit	69,775	60,353
	$836,926	$800,918

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Modifications to Borrowers Experiencing Financial Difficulty

The following table presents, by class of loans, information regarding nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024. There were no new nonaccrual modified loans during the three months ended June 30, 2025 or 2024.

	Other-Than-Insignificant Payment Delay
	For the six months ended June 30, 2025 and June 30, 2024
	2025					2024

	Number of	Amortized Cost	% of Total Class of Financing		Related	Number of		Amortized Cost	% of Total Class of Financing		Related
(Dollars in thousands)	Loans	Basis	Receivable		Reserve	Loans		Basis	Receivable		Reserve
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and industrial	1	$242	0.036%	$			$			$
Total		$242		$			$			$

There was one modification of an accruing loan in 2025. There were no modifications of accruing loans in 2024.

The following table presents, by class of loans, information regarding the financial effect on nonaccrual modified loans to borrowers experiencing financial difficulty during the six months ended June 30, 2025 and 2024.

	Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Financial Effect
For the Six Months Ended June 30, 2025
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial	1	Modified principal and interest payment to interest only for 4 months

Total	1
For the Six Months Ended June 30, 2024
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial
Total

The following tables present, by class of loans, the amortized cost and performance status of nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the six months ended June 30, 2025 and 2024.

		For the six months ended June 30, 2025
(Dollars in thousands)		Current		30-89 Days Past Due		90 Days or More Past Due		Total
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial	$		$			$242		$242

Total	$		$			$242		$242

		For the six months ended June 30, 2024
(Dollars in thousands)		Current		30-89 Days Past Due		90 Days or More Past Due		Total
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial	$		$		$		$
Total	$		$		$		$

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

8. Other assets:

The components of other assets at June 30, 2025 and December 31, 2024 are summarized as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Other real estate owned	$711	$738
Mortgage servicing rights (1)	1,218	1,304
Prepaid shares tax	1,463	1,304
Equity investments without readily determinable fair value	5,186	5,080
Prepaid pension	6,105	5,788
Prepaid expenses	8,276	7,031
Restricted equity securities (FHLB and ACBB)	11,711	10,220
Investment in low income housing partnerships	16,156	17,886
Interest rate swaps(2)	16,325	20,537
Other assets	6,199	5,031
Total	$73,350	$74,919
(1)	The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $177.9 million at June 30, 2025 and $185.2 million at December 31, 2024.
(2)	Interest rate swaps balance represents the fair value of the commercial loan back-to-back swaps.

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

At June 30, 2025, the Company owned 26 corporate debt securities with an aggregate amortized cost and fair value of $24.5 million and $24.4 million, respectively. At June 30, 2025, the market for two corporate debt securities was not active based on transaction criteria for similar instruments. The aggregate amortized cost and fair value for these two securities was $1.7 million and $1.9 million, respectively, at June 30, 2025. The Company obtained valuations for these securities from a third-party service provider that prepared the valuations using a market approach that involves identifying a population of transactions for similar instruments and incorporating an evaluation to capture credit risk associated with these bonds. Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing the population and evaluation of credit risk. Management believes this approach to be a conservative approach as it takes into consideration securities that have longer maturities or longer call dates, issuers with smaller asset sizes, and securities with smaller issue amounts. These factors are typically considered to be factors that would add credit spread to a bond, thus resulting in a higher required yield. Management believes the valuation results from this market approach to be consistent with pricing and data for similar deals at June 30, 2025. The Company considers the inputs used in the market approach to be unobservable Level 3 inputs because, while inputs are based on actual transactions, the relative number of transactions in the population is small and subjective assumptions are used in determining and applying factors to incorporate credit spreads into the price determination. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from Peoples’ third-party service provider. During the quarter and six months ended June 30, 2025, there were no transfers into Level 3.

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

Other real estate owned:  Other real estate owned ("OREO") represents properties that the Company has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan, and former bank premises that are no longer used for operations or for future expansion. The Company reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the consolidated balance sheets. OREO had a carrying amount of $711 thousand and $738 thousand at June 30, 2025 and December 31, 2024, respectively. During the year ended December 31, 2024, one residential real estate property with a carrying value of $27 thousand and one former community banking office with a carrying value of $711 thousand were transferred to OREO. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 are summarized as follows:

	At June 30, 2025
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$145,181	$145,181	$	$
State and municipals:
Taxable	62,452		62,452
Tax-exempt	68,252		68,252
Residential mortgage-backed securities:
U.S. government agencies	10,202		10,202
U.S. government-sponsored enterprises	134,728		134,728
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,880		1,880
Private collateralized mortgage obligations	37,435		37,435
Asset backed securities	19,890		19,890
Corporate debt securities	24,441		22,518	1,923
Negotiable certificates of deposit	720		720
Common equity securities	2,494	2,494
Total investment securities	$507,675	$147,675	$358,077	$1,923
Interest rate swap-other assets	$16,325		$16,325
Interest rate swap-other liabilities	$(16,051)		$(16,051)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	At December 31, 2024
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$167,551	$167,551	$	$
State and municipals:
Taxable	68,899		68,899
Tax-exempt	66,117		66,117
Residential mortgage-backed securities:
U.S. government agencies	1,376		1,376
U.S. government-sponsored enterprises	126,376		126,376
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,856		1,856
Private collateralized mortgage obligations	38,572		38,572
Asset backed securities	23,252		23,252
Corporate debt securities	31,621		26,999	4,622
Negotiable certificates of deposit	709		709
Common equity securities	2,430	2,430
Total investment securities	$528,759	$169,981	$354,156	$4,622
Interest rate swap-other assets	$20,537		$20,537
Interest rate swap-other liabilities	$(20,151)		$(20,151)

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$16,785	$	$	$16,785
Other real estate owned	$711	$	$	$711

	December 31, 2024
	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$22,164	$	$	$22,164
Other real estate owned	$738	$	$	$738

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024 and for which the Company has utilized Level 3 inputs to determine fair value:

	June 30, 2025
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
(Dollars in thousands, except percents)	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$16,785	Appraisal of collateral	Appraisal adjustments	2.6% to 98.2% (71.5)%
			Liquidation expenses	3.0% to 6.0% (5.6)%
Other real estate owned	$711	Appraisal of collateral	Appraisal adjustments	0.0% to 10.0% (9.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	December 31, 2024
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
(Dollars in thousands, except percents)	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$22,164	Appraisal of collateral	Appraisal adjustments	3.0% to 111.9% (59.6)%
			Liquidation expenses	0.0% to 6.0% (5.6)%
Other real estate owned	$738	Appraisal of collateral	Appraisal adjustments	0.0% to 10.0% (9.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at June 30, 2025 and December 31, 2024 and their placement within the fair value hierarchy are as follows:

			June 30, 2025
			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$175,739	$175,739	$175,739	$	$
Investment securities:
Available for sale	505,181	505,181	145,181	358,077	1,923
Held to maturity	75,137	64,253		64,253
Common equity securities	2,494	2,494	2,494
Loans held for sale	547	547		547
Net loans	3,956,635	3,889,102			3,889,102
Accrued interest receivable	15,854	15,854		15,854
Mortgage servicing rights	1,218	2,161		2,161
Restricted equity securities (FHLB and other)	11,711	11,711		11,711
Other assets - interest rate swaps	16,325	16,325		16,325
Total	$4,760,841	$4,683,367
Financial liabilities:
Deposits	$4,287,349	$4,283,514	$	$4,283,514	$
Short-term borrowings	76,340	76,220		76,220
Long-term debt	103,449	104,334		104,334
Subordinated debt	83,164	83,417		83,417
Junior subordinated debt	8,088	9,037		9,037
Accrued interest payable	4,640	4,640		4,640
Other liabilities - interest rate swaps	16,051	16,051		16,051
Total	$4,579,081	$4,577,213

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

10. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”) and a Retirement Profit Sharing Plan. The Company also maintains Supplemental Executive Retirement Plans (“SERPs”) and an Employees’ Pension Plan, which is currently frozen. On June 25, 2025, the board of directors adopted a resolution to merge the ESOP into the Retirement Profit Sharing Plan effective as of October 31, 2025.

For the three and six months ended June 30, salaries and employee benefits expense includes approximately $454 thousand and $1.2 million in 2025 and $294 thousand and $620 thousand in 2024 relating to the employee benefit plans.

	Three Months Ended June 30,
	Pension Benefits
(Dollars in thousands)	2025	2024
Net periodic pension benefit:
Interest cost	$165	$158
Expected return on plan assets	(337)	(320)
Amortization of unrecognized net loss	35	49
Net periodic pension benefit	$(137)	$(113)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,
	Pension Benefits
(Dollars in thousands)	2025	2024
Net periodic pension benefit:
Interest cost	$330	$317
Expected return on plan assets	(674)	(641)
Amortization of unrecognized net loss	70	97
Net periodic pension benefit:	(274)	(227)

In May 2017, the Company’s stockholders approved the 2017 equity incentive plan (“2017 Plan”). In May 2023, the Company’s stockholders approved the 2023 equity incentive plan (“2023 Plan”). The 2017 Plan and 2023 Plan authorize grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock, and restricted stock units. Under the 2017 Plan and 2023 Plan the compensation committee of the Company’s board of directors has the authority to, among other things:

●	Select the persons to be granted awards under the Plan.
●	Determine the type, size, and term of awards.
●	Determine whether such performance objectives and conditions have been met.
●	Accelerate the vesting or exercisability of an award.

Persons eligible to receive awards under the 2017 Plan and 2023 Plan include directors, officers, employees, consultants and other service providers of the Company and its subsidiaries.

On July 1, 2024, as a result of the FNCB merger, the Company assumed the outstanding and unvested restricted stock awards granted under the FNCB Bancorp, Inc. 2023 Equity Incentive Plan. These awards are being expensed over the remaining life of 47 months. For the three and six months ended June 30, 2025, the Company recognized net compensation expense of $29 thousand and $57 thousand, respectively.

As of June 30, 2025, 37,302 shares of the Company’s common stock were available for grants as awards pursuant to the 2023 Plan. While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan. If any awards outstanding under the 2017 Plan or 2023 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others under the 2023 Plan.

For the six months ended June 30, 2025, the Company granted 39,249 performance based restricted stock units and 17,107 time based restricted stock units under the 2023 Plan. For the six months ended June 30, 2024, the Company granted 23,243 performance based restricted stock units and 8,895 time based restricted stock units under the 2023 Plan.

The non-performance restricted stock awards and restricted stock units made in 2025, 2024 and 2023 vest equally over three years. The performance-based restricted stock units vest over two or three fiscal years and include conditions based on the Company’s two- and three-year cumulative diluted earnings per share and two and three-year average return on tangible common that determines the number of restricted stock units that may vest.

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

The Company recognized compensation costs of $175 thousand and $455 thousand for the three and six months ended June 30, 2025 for awards granted under the 2023 Plan. In addition, the Company reversed $491 thousand in accrued expense related to the vesting of 2022 performance restricted stock unit awards and $213 thousand related to the 2024 performance stock unit awards.

The Company recognized net compensation costs of $200 thousand and $399 thousand for the three and six months ended June 30, 2024 for awards granted under the 2023 Plan and recognized compensation expense of $84 thousand and $167 thousand for the three and six months ended June 30, 2024 for the awards granted under the 2017 Plan.

As of June 30, 2025, the Company had $2.1 million of unrecognized compensation expense associated with restricted stock and restricted stock unit awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 2.9 years.

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

As of June 30, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
AFS Securities (1)	$149,825	$155,731	$371	$239
Fixed Rate Loans (2)	50,065	50,195	65	195
Total	$199,890	$205,926	$436	$434
(1)	Fixed Rate AFS Securities. These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. The amounts of the designated hedged items were $75.0 million at June 30, 2025 and $100.0 million at December 31, 2024.

(2)	Fixed Rate Loan Assets. These amounts include the carrying value of fixed rate loan assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2025 and December 31, 2024, the principal value of the hedged item was $50.0 million.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of June 30, 2025, the Company had 138 interest rate swaps and 9 associated risk participation agreements with a current asset aggregate notional amount of $323.6 million and a current liability aggregate notional amount of $318.3 million related to this program.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024.

Fair Values of Derivative Instruments
		Derivative Assets							Derivative Liabilities

		As of June 30, 2025 (1)				As of December 31, 2024 (1)			As of June 30, 2025 (1)			As of December 31, 2024 (1)
(Dollars in thousands)		Notional Amount	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$		Other assets	$		Other assets	$		$125,000	Other liabilities	$446	Other liabilities	$447
Total derivatives designated as hedging instruments				$			$				$446		$447

Derivatives not designated as hedging instruments
Interest rate products		$311,229	Other assets		$16,700	Other assets		$21,005	$311,229	Other liabilities	$16,426	Other liabilities	$20,619
Other contracts		12,363	Other assets		2	Other assets		1	7,087	Other liabilities		Other liabilities
Total derivatives not designated as hedging instruments					$16,702			$21,006			$16,426		$20,619
(1)	The notional asset amount of interest rate swaps at June 30, 2025 was $311.2 million and $24.4 million for risk participation agreements. The notional asset amount of interest rate swaps at December 31, 2024 was $297.9 million and $12.4 million for risk participation agreements. The notional liability amount of interest rate swaps at June 30, 2025 was $311.2 million and $7.1 million for risk participation agreements. The notional liability amount of interest rate swaps at December 31, 2024 was $ 297.9 million and $7.2 million for risk participation agreements. Amounts include accrued interest.

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2025 and December 31, 2024.

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the Three Months Ended June 30,
	2025	2024
(Dollars in thousands)	Interest Income	Interest Income

Total amounts of income and expense line items presented in the consolidated statements of income and
comprehensive income in which the effects of fair value or cash flow hedges are recorded.	$(13)	$(793)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	(106)	(237)
Derivatives designated as hedging instruments	93	(556)
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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the Six Months Ended June 30,
		2025		2024
(Dollars in thousands)		Interest Income		Interest Income

Total amounts of income and expense line items presented in the statements of income and
comprehensive income (loss) in which the effects of fair value or cash flow hedges are recorded.		$(53)		$632

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items		1		(1,804)
Derivatives designated as hedging instruments		(54)		2,436
in earnings based on an amortization approach
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of (loss) reclassified from AOCI into income
Amount of gain reclassified from AOCI into income - Included Component
Amount of (loss) reclassified from AOCI into income - Excluded Component	$		$

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2025 and 2024.

		Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain or (Loss)
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income on Derivative	Income on Derivative	Income on Derivative
	Recognized in Income	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in thousands)	on Derivatives	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Derivatives not designated as hedging instruments:
Interest rate products	Other income / (other expense)	$(48)	$(8)	$(111)	$(50)
Other contracts	Other income / (other expense)	(4)		(4)	(1)
Total		$(52)	$(8)	$(115)	$(51)

Fee income	Fee income	$318	$110	$212	$128

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, presentation of the Company’s derivatives as of June 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of June 30, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$16,700	$	$16,700	$	$12,140	$4,560

Offsetting of Derivative Liabilities
as of June 30, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$16,872	$	$16,872	$16,872	$	$

Offsetting of Derivative Assets
as of December 31, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$21,005	$	$21,005	$	$15,900	$5,105

Offsetting of Derivative Liabilities
as of December 31, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$21,065	$	$21,065	$21,065	$	$

*Cash collateral of $2.2 million and $0.8 million was paid as of June 30, 2025 and December 31, 2024, respectively, but not presented as an offset above.

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

As of June 30, 2025, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.3 million. As of December 31, 2024, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $350 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.2 million and $0.8 million against its obligations under these agreements at June 30, 2025 and December 31, 2024, respectively. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the termination value.

12. Deposits

The major components of interest-bearing and noninterest-bearing deposits at June 30, 2025 and December 31, 2024 are summarized as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Interest-bearing deposits:
Money market accounts	$971,136	$936,239
Interest-bearing demand and NOW accounts	1,200,911	1,238,853
Savings accounts	500,680	492,180
Time deposits less than $250	543,257	620,725
Time deposits $250 or more	171,768	184,039
Total interest-bearing deposits	3,387,752	3,472,036
Noninterest-bearing deposits	899,597	935,516
Total deposits	$4,287,349	$4,407,552

The scheduled maturities of all time deposits through June 30 of each year are summarized as follows:

(Dollars in thousands)
2026	$600,021
2027	80,197
2028	19,103
2029	6,429
2030	7,044
Thereafter	2,231
$715,025

13. Borrowings

Short-term borrowings consist of FHLB overnight borrowings or advances with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties. Short-term borrowings at June 30, 2025, which included overnight FHLB advances and collateral pledged by derivative counterparties to offset interest rate

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

exposure, totaled $76.3 million. Short-term borrowings at December 31, 2024 which included cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $15.9 million.

The table below outlines short-term borrowings at and for the six months ended June 30, 2025 and at and for the year ended December 31, 2024:

	At and for the six months ended June 30, 2025
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Period	of the Period
FHLB advances - Overnight	$64,200	$12,883	$64,200	4.77%	4.71%
Other borrowings	12,140	15,042	18,160	4.44	4.35
Total short-term borrowings	$76,340	$27,925	$82,360	4.59%	4.65%

	At and for the year ended December 31, 2024
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances - Overnight	$	$6,733	$83,900	5.53%		%
Federal Reserve Bank - BTFP		12,352	24,968	5.73
Other borrowings	15,900	18,035	25,050	5.27	4.34
Total short-term borrowings	$15,900	$37,120	$133,918	5.48%	4.34%

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

At June 30, 2025, $2.3 billion in loans were pledged to the FHLB providing a maximum borrowing capacity of $1.6 billion of which $103.8 million was outstanding in borrowings and $345.9 million was used to issue standby letters of credit to primarily collateralize public fund deposits. At December 31, 2024, the maximum borrowing capacity was $1.7 billion, of which $99.1 million was outstanding in long-term debt and $487.8 million was used to issue standby letters of credit to collateralize public fund deposits.

In addition to borrowings from FHLB and correspondent bank lines of credit, the Company has availability through the Federal Reserve Bank’s Discount Window of $426.8 million at June 30, 2025. The FRB’s borrower-in-custody program allows depository institutions to pledge loans as collateral for Discount Window advances while retaining possession of the loan documentation. At June 30, 2025, $414.0 million in loans were pledged as collateral for the borrower-in-custody program and provided $304.0 million in borrowing capacity. At June 30, 2025, securities with a current par value of $128.8 million were pledged at the Discount Window resulting in a borrowing capacity of $122.8 million.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Long-term debt consisting of advances from the FHLB at June 30, 2025 and December 31, 2024 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed		June 30, 2025	December 31, 2024
March 2025	4.37%	$		$10,000
December 2025	4.40		9,567	9,567
December 2025	4.36		20,000	20,000
March 2026	4.78		4,292	4,292
March 2026	4.20		15,000	15,000
May 2026	4.08		5,000	5,000
October 2026	3.95		15,284
June 2027	4.16		5,224	5,224
August 2027	4.40		6,461	6,461
October 2027	5.29		3,288	3,941
October 2027	5.18		5,475	5,475
March 2028	4.45		14,188	14,188
Total FHLB long-term debt			103,779	99,148
Less net fair value discount			(330)	(511)
Total long-term debt			$103,449	$98,637

Maturities of long-term debt, by contractual maturity, for the remainder of 2025 and subsequent years are as follows:

(Dollars in thousands)
2025	$29,567
2026	39,576
2027	20,448
2028	14,188
Total FHLB long-term debt	103,779
Less net fair value discount	(330)
Total long-term debt	$103,449

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

14. Subordinated debt

On June 30, 2025, the Company redeemed $33.0 million aggregate principal amount of its 5.375% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2020 Notes”) which were sold to accredited investors on June 1, 2020. The 2020 Notes qualified as Tier 2 capital for regulatory capital purposes. The 2020 Notes bore interest at a rate of 5.375% per year for the first five years and then floated based on a benchmark rate (as defined in the 2020 Notes), provided that the interest rate applicable to the outstanding principal balance during the floating period were at no time to be less than the 4.75%. The interest rate on the 2020 Notes adjusted to 9.08% on June 1, 2025. Interest was payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020, for the first five years after issuance and would have been payable quarterly in arrears thereafter on March 1, June 1, September 1, and December 1. The 2020 Notes were scheduled to mature on June 1, 2030 and were redeemable in whole or in part, without premium or penalty, at any time on or after June 1, 2025 and prior to June 1, 2030.

On June 6, 2025, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Subordinated Note Purchase Agreements”) with certain qualified institutional buyers and institutional accredited investors (collectively, the “Subordinated Note Purchasers”) pursuant to which the Company issued and sold $85.0 million in aggregate principal amount of its 7.75% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”) at a price equal to 100 percent of the principal amount. The Subordinated Note Purchase Agreements include customary representations, warranties, and covenants. The Subordinated Notes mature on June 15, 2035 and bear interest at an initial fixed annual rate of 7.75%, payable semi-annually in arrears, to but excluding June 15, 2030. From and including June 15, 2030 to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three month SOFR plus 411 basis points, payable quarterly in arrears. The Company is entitled to redeem the Subordinated Notes, in whole or in part, any time on or after June 15, 2030 on any interest payment date, and to redeem the Subordinated Notes at any time in whole upon certain other events. Any redemption of the Subordinated Notes will be subject to prior regulatory approval to the extent required. The Subordinated Notes were issued under an Indenture, dated June 6, 2025 (the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The Subordinated Notes are not subject to any sinking fund and are not convertible into or, other than with respect to the Exchange Notes, exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Subordinated Notes are not subject to redemption at the option of the holders. The Subordinated Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Subordinated Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Subordinated Notes are intended to qualify as Tier 2 capital for regulatory capital purposes. In connection with the issuance and sales of the Subordinated Notes, the Company entered into registration rights agreements with the Subordinated Notes Purchasers, pursuant to which the Company agreed to take certain actions to provide for the exchange of the Subordinated Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Subordinated Notes. Under certain circumstances, if the Company fails to meet its obligations under such registration rights agreements, it would be required to pay additional interest to the holders of the Subordinated Notes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

On July 1, 2024, the Company assumed $10.3 million of floating rate junior subordinated deferrable interest debentures due December 15, 2036 (“Debentures”) as a result of the FNCB merger at a fair market value of $8.0 million. The Debentures are held by First National Community Statutory Trust I, a Delaware statutory trust (the “Trust”). The Debentures and corresponding trust preferred securities (the “Trust Securities”) have a variable interest rate which resets quarterly to 3-month CME Term SOFR plus a spread adjustment of 0.26161% and a margin of 1.67%. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. The Trust Securities may be prepaid beginning December 15, 2011. The Company’s investment in the Trust is reflected on a deconsolidated basis. At June 30, 2025, the Debentures totaling $8.1 million, have been reflected in borrowed funds in the consolidated balance sheets under the caption “Junior Subordinated Debentures” and interest expense of $374 thousand on the Debentures is in its consolidated statements of income and comprehensive income.

15. Related party transactions

In conducting its business, Peoples has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

Peoples Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the period ended June 30, 2025.

(Dollars in thousands)	June 30, 2025
Balance, beginning of period	$130,563
Additions, new loans and advances	23,081
Repayments and other reductions	(15,299)
Balance, end of period	$138,345

At June 30, 2025 and December 31, 2024, there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by Peoples Bank at June 30, 2025, and December 31, 2024, were $155.5 million and $132.0 million, respectively.

As of June 30, 2025, the Company redeemed $33.0 million of its 2020 Notes, $3.0 million of which were held by directors, executive officers and their related parties.

In the course of its operations, the Bank acquires goods and services from, and transacts business with various companies of related parties, which include, but are not limited to legal services, rent, vehicle repair and dealer reserve payments. The Bank recorded payments to related parties for goods and services of $136 thousand and $6 thousand for the six-month period ending June 30, 2025 and 2024, respectively, and $50 thousand in the three months ending June 30, 2025 and none in the same year ago three month period.

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

The Company and the Peoples Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Peoples Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Peoples Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Peoples Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of June 30, 2025 and December 31, 2024, that the Company and Peoples Bank met all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require Peoples Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Company’s and Bank’s risk-based capital and related ratios at June 30, 2025 and December 31, 2024:

	June 30, 2025
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$422,320	10.88%	$174,673	4.50%	NA	NA
Bank	503,023	12.98	174,392	4.50	$251,899	6.50%
Tier 1 capital to risk-weighted assets:
Company	432,320	11.14	232,847	6.00	NA	NA
Bank	503,023	12.98	232,522	6.00	310,030	8.00
Total capital to risk-weighted assets:
Company	554,688	14.29	310,532	8.00	NA	NA
Bank	542,227	13.99	310,065	8.00	387,582	10.00
Tier 1 capital to average assets:
Company	432,320	8.73	198,085	4.00	NA	NA
Bank	503,023	10.17	197,846	4.00	247,307	5.00
NA = not applicable

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: macroeconomic trends, including interest rates and inflation and their effect on our investment values; the effects of any recession in the United States; the impact on financial markets from geopolitical conflict, including from wars, military conflict or trade policies, including tariffs, or retaliatory tariffs, tariff counter-measures, or the threat of such actions; impairment charges relating to our investment portfolio; credit risks in connection with our lending activities; the economic health of our market area; our exposure to commercial and industrial, construction, commercial real estate, and equipment finance loans; our ability to maintain an adequate allowance for credit losses; access to liquidity; the strength of our customer deposit levels; unrealized losses; reliance on our subsidiaries; accounting procedures, policies and requirements; changes in the value of goodwill; future pension plan costs; our ability to retain key personnel; the strength of our disclosure controls and procedures; environmental liabilities; reliance on third-party vendors and service providers; competition from non-bank entities; the development and us of AI in business processes, services, and products; our ability to prevent, detect and respond to cybersecurity threats and incidents; a failure of information technology, whether due to a breach, cybersecurity incident, or ability to keep pace with growth and developments; our ability to comply with privacy and data protection requirements; changes in U.S. or regional economic conditions; our ability to compete effectively in our industry; the soundness of other financial institutions; adverse changes (or the threat of such changes) in laws and regulations; fiscal and monetary policies of the federal government and its agencies; a failure to meet minimum capital requirements; our ability to realize the anticipated benefits of the FNCB merger; future acquisitions or a change in control. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, in Part II, Item 1A of this report, and in reports we file with the Securities and Exchange Commission from time to time.

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

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the consolidated financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from estimates. Management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be subject to revision as new information becomes available. Management has identified that the determination of ACL and impairment of goodwill are critical estimates that are particularly susceptible to material change within future periods. Actual amounts could differ from those estimates.

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

Goodwill and Other Intangible Assets:

The Company has goodwill with a net carrying value of $76.0 million at June 30, 2025 and December 31, 2024, respectively. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At June 30, 2025, we performed a qualitative evaluation, which involves determining whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

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

We believe that the fair values of our intangible assets were in excess of their carrying amounts and therefore there was no impairment of intangible assets at June 30, 2025.

Review of Financial Position:

Total assets increased $16.2 million or 0.6% annualized from December 31, 2024 and totaled $5.1 billion at June 30, 2025. The increase in assets during the six months is primarily due to increases in cash and cash equivalents which is partially offset by decreases in investments. Cash and cash equivalents increased $39.9 million to $175.7 million at June 30, 2025, from $135.8 million at December 31, 2024. Investments decreased $24.1 million to $582.8 million at June 30,

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

2025, from $606.9 million at December 31, 2024, primarily due to maturities and payments. Loans were relatively unchanged at $4.0 billion both at June 30, 2025 and December 31, 2024.

Deposits decreased $120.2 million to $4.3 billion at June 30, 2025 from $4.4 billion at December 31, 2024, primarily due to the redemption of brokered deposits, combined with seasonal outflows of municipal funds. Interest-bearing deposits decreased $84.3 million to $3.4 billion compared to $3.5 billion at December 31, 2024. Noninterest-bearing deposits decreased $35.9 million to $899.6 million at June 30, 2025 from $935.5 million as of December 31, 2024.

Total short-term borrowings at June 30, 2025, were $76.3 million, an increase of $60.4 million from $15.9 million at December 31, 2024. Long term debt increased $4.8 million to $103.4 million at June 30, 2025 from $98.6 million at December 31, 2024. Subordinated debentures increased to $83.2 million at June 30, 2025, from $33.0 million at December 31, 2024, on the net issuance of new and redemption of formerly outstanding debt. Junior subordinated debt totaled $8.1 million and $8.0 million at June 30, 2025 and December 31, 2024, respectively.

Total stockholders’ equity increased $25.1 million from $469.0 million at year-end 2024 to $494.1 million at June 30, 2025, due to net income and a decrease to accumulated other comprehensive loss resulting from a reduction in the unrealized loss on available for sale investment securities, partially offset by dividends paid.

For the six months ended June 30, 2025, total assets averaged $5.0 billion, an increase of $1.4 billion from $3.6 billion for the same period of 2024 primarily due to the FNCB merger.

Investment Portfolio:

The majority of the investment portfolio is classified as available for sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available for sale totaled $505.2 million at June 30, 2025, a decrease of $21.1 million, or 4.0% from $526.3 million at December 31, 2024. The decrease was primarily due to maturities, calls, and principal payments, partially offset by purchases and an increase in fair value due to market value adjustments.

Investment securities held to maturity, which consisted of 85.6% mortgage-backed securities and issued or guaranteed by U.S. Government agencies and U.S. Government-sponsored entities and the remainder of tax-exempt municipal securities, totaled $75.1 million at June 30, 2025, a decrease of $3.1 million, or 3.9% from $78.2 million at December 31, 2024. The decrease was primarily due to principal payments on mortgage-backed securities. Held to maturity securities had a market value of $64.3 million at June 30, 2025 compared to $65.2 million at December 31, 2024.

The Company also holds a portfolio of equity investments, consisting primarily of publicly traded bank holding companies, which are carried at fair value. Equity investments totaled $2.5 million at June 30, 2025 compared to $2.4 million at December 31, 2024.

For the six months ended June 30, 2025, investments averaged $635.1 million, an increase of $103.4 million or 19.4% compared to $531.7 million for the same period last year. Average tax-exempt municipal bonds have increased $0.4 million or 0.4% to $87.0 million for the six months ended June 30, 2025, from $86.6 million during the comparable period of 2024, and taxable investments have increased $103.0 million, or 23.2% to $548.1 million from an average of $445.1 million for the six months ended June 30, 2024. The fully tax-equivalent (“FTE”) yield on the investment portfolio, a non-GAAP measure, increased 132 basis points to 3.12% for the six months ended June 30, 2025, from 1.80% for the comparable period of 2024.

Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the Accumulated Other Comprehensive Loss component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $32.5 million net of a deferred income tax benefit of

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

$9.1 million at June 30, 2025, and net unrealized losses of $38.3 million, net of deferred income tax benefit of $10.7 million, at December 31, 2024.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Total loans increased $4.0 million or 0.2% annualized since December 31, 2024, and totaled $4.0 billion at June 30, 2025.

Commercial and industrial loans, which include municipal loans, increased $37.1 million to $873.1 million at June 30, 2025, compared to $836.0 million at December 31, 2024.

Commercial real estate loans decreased $41.5 million to $2.3 billion at June 30, 2025, compared to $2.3 billion at December 31, 2024.

Residential real estate loans increased $22.4 million to $573.8 million at June 30, 2025, compared to $551.4 million at December 31, 2024.

Consumer loans, which consist primarily of indirect loans, decreased $14.4 million to $118.5 million at June 30, 2025, compared to $132.9 million at December 31, 2024.

Equipment financing loans increased $0.4 million to $179.5 million at June 30, 2025, compared to $179.1 million at December 31, 2024.

For the six months ended June 30, 2025, total loans averaged $4.0 billion, an increase of $1.1 billion or 39.4% compared to $2.9 billion for the same period of 2024. The FTE yield on the loan portfolio was 5.99% for the six months ended June 30, 2025, a 92 basis point increase from 5.07% for the comparable period last year. The increase in yield was due to the impact of effective interest rates on the loans acquired in the FNCB merger, together with new loan volume and loans that have repriced higher during the current period.

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

Unused commitments at June 30, 2025, totaled $836.9 million, consisting of $767.1 million in unfunded commitments of existing loan facilities and $69.8 million in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and, therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2024 totaled $800.9 million, consisting of $740.6 million in unfunded commitments of existing loans and $60.3 million in standby letters of credit. An allowance for credit losses of $0.9 million and $0.3 million was recorded for unused commitments at June 30, 2025 and December 31, 2024, respectively.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Asset Quality:

Distribution of nonperforming assets

(Dollars in thousands, except percents)	June 30, 2025	December 31, 2024
Nonaccrual loans	$17,390	$22,499
Accruing loans past due 90 days or more:	72	458
Total nonperforming loans	17,462	22,957
Foreclosed assets		27
Total nonperforming assets	$17,462	$22,984
Total loans held for investment	$3,997,525	$3,993,505
Allowance for credit losses	40,890	41,776
Allowance for credit losses as a percentage of loans held for investment	1.02%	1.05%
Allowance for credit losses as a percentage of nonaccrual loans	235.14%	185.68%
Nonaccrual loans as a percentage of loans held for investment	0.44%	0.56%
Nonperforming loans as a percentage of loans, net	0.44%	0.58%
Nonperforming assets as a percentage of total assets	0.34%	0.45%

Nonperforming assets decreased by $5.5 million during the first six months of 2025, to $17.5 million, or 0.34% of total assets at June 30, 2025, a decrease from $23.0 million or 0.45% of total assets at December 31, 2024.

Loans on nonaccrual status decreased $5.1 million to $17.4 million at June 30, 2025, from $22.5 million at December 31, 2024. There are currently no foreclosed properties at June 30, 2025 versus one in the amount of $27 thousand at December 31, 2024.

We pursue a goal of maintaining a high loan-to-deposit ratio in order to drive profitability. However, this objective is superseded by our goal of maintaining strong asset quality. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit.

The allowance for credit losses equaled $40.9 million or 1.02% of loans, net at June 30, 2025, compared to $41.8 million or 1.05% of loans, net, at December 31, 2024. Net charge-offs of $0.8 million were recognized in the six months ended June 30, 2025 and were $76 thousand in the same period in 2024. The provision for the quarter ended June 30, 2025 was a $0.2 million credit compared to a provision of $0.6 million in the same quarter of 2024 and was a credit of $39 thousand in the six months ended June 30, 2025 compared to a provision of $1.3 million in the six months ended June 30, 2024. The provision declines are primarily due a combination of a reduction in specific reserves on individually evaluated loans resulting from a decrease in non-performing loans, and changes in model loss rates, partially offset by an increase in pooled loan reserves for the Company’s equipment finance portfolio.

Deposits:

We attract the majority of our deposits from within our market areas through the offering of various deposit instruments including demand deposit accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs.

Total deposits decreased $120.2 million or 5.5% annualized to $4.3 billion at June 30, 2025 from $4.4 billion at December 31, 2024. Noninterest-bearing deposits decreased $35.9 million, or 7.7% annualized and interest-bearing deposits decreased $84.3 million, or 4.9% annualized, when comparing June 30, 2025 to December 31, 2024. The decrease in deposits was primarily due to seasonal reductions in municipal deposit balances, coupled with reductions in time deposits, primarily in brokered CDs.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Interest-bearing demand and money market accounts decreased $3.0 million and were $2.2 billion at June 30, 2025 and December 31, 2024. Savings accounts increased $8.5 million to $500.7 million as of June 30, 2025, from $492.2 million at December 31, 2024. Time deposits less than $250 thousand decreased $77.5 million to $543.3 million at June 30, 2025, from $620.7 million at December 31, 2024. Time deposits of $250 thousand or more decreased $12.3 million to $171.8 million at June 30, 2025, from $184.0 million at year end 2024.

The deposit base consisted of 42.0% retail accounts, 37.2% commercial accounts, 16.2% municipal relationships and 4.6% brokered deposits at June 30, 2025. At June 30, 2025, total estimated uninsured deposits were approximately $1.3 billion, or 30.7% of total deposits; as compared to approximately $1.4 billion, or 31.3% of total deposits at December 31, 2024.

For the six months ended June 30, interest-bearing deposits averaged $3.4 billion in 2025 compared to $2.5 billion in 2024, an increase of $860.4 million due primarily to the merger with FNCB. The cost of interest-bearing deposits was 2.44% for the six months ended June 30, 2025, compared to 2.91% for the same period last year. The overall cost of interest-bearing liabilities, including the cost of borrowed funds, was 2.59% for the six months ended June 30, 2025 and 2.99% for the same period in 2024. The lower costs are due primarily to decreases in the interest rate environment versus the same period in 2024 and the Company’s actions to reduce deposit costs.

Borrowings:

Peoples Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB. In addition, Peoples Bank may borrow from the Federal Reserve utilizing the Discount Window.

Overall, total borrowings were $271.0 million at June 30, 2025, which included short-term borrowings, long-term debt, and subordinated debt, compared to $155.6 million at December 31, 2024, an increase of $115.4 million. At June 30, 2025, short-term borrowings, which were comprised of both overnight borrowings from the Federal Home Loan Bank of Pittsburgh and cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $76.3 million compared to $15.9 million at December 31, 2024. Long-term debt was $103.4 million at June 30, 2025 compared with $98.6 million at year end 2024. Long term debt is comprised exclusively of advances from the Federal Home Loan Bank of Pittsburgh. Junior subordinated debt, which was acquired as part of the FNCB merger and reported net of discount, totaled $8.1 million and $8.0 million at June 30, 2025 and December 31, 2024, respectively. Subordinated debt outstanding was $83.2 million at June 30, 2025 and $33.0 million at December 31, 2024. The increase was due to the private placement of $85.0 million in new Subordinated Notes net of $1.8 million in associated issuance costs, partially offset by the redemption of the $33.0 million aggregate principal of the 2020 Notes.

Market Risk Sensitivity:

Market risk is the risk to our earnings or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily IRR associated with our lending, investing and deposit-gathering activities. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of our assets, liabilities, and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries. However, a bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

IRR and effectively managing it are important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management, which involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.27% at June 30, 2025, an increase from 0.82% at December 31, 2024. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. The overall focus of ALCO is to maintain a well-balanced interest rate risk position in order to safeguard future earnings. The current position at June 30, 2025, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

Static gap analysis, although a standard measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually be repriced within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity analysis presents a one-day position. Variations occur daily as we adjust our rate sensitivity throughout the year. Finally, assumptions must be made in constructing such an analysis.

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Simulation model results at June 30, 2025, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2025 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

Financial institutions are affected differently by inflation than commercial and industrial companies that have significant investments in fixed assets and inventories. Most of our assets are monetary in nature and change correspondingly with

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

variations in the inflation rate. It is difficult to precisely measure the impact inflation has on us; however, we believe that our exposure to inflation can be mitigated through asset/liability management.

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

Our ALCO generally meets quarterly, and most recently met in May to review our IRR profile, capital adequacy and liquidity. On June 30, 2025, the Company’s cash and cash equivalents were $175.7 million. Our maximum borrowing capacity with the FHLB as of June 30, 2025, was $1.6 billion, of which $514.9 million was outstanding in the form of borrowings and irrevocable standby letters of credit, and the remaining $1.1 billion is available. Additionally, the Company maintains $426.8 million of availability at the Federal Reserve Discount Window, through the pledging of securities and through a borrower-in-custody of collateral arrangement, which enables us to pledge certain loans not being used as collateral elsewhere. Additional sources of credit with corresponding banks total $18.0 million, none of which is currently utilized. The Company also maintains an available for sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities, highly-rated municipal securities and U.S. agency-backed mortgage-backed securities. This portfolio serves as an additional source of liquidity and capital. At June 30, 2025, the Company’s available for sale investment portfolio totaled $505.2 million, $174.6 million of which was unencumbered. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2025. Our noncore funds at June 30, 2025, were comprised of time deposits in denominations of $100 thousand or more, brokered deposits and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. On June 30, 2025, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 12.8%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 7.8%. Comparatively, our overall noncore dependence ratio at year-end 2024 was 12.7% and our net short-term noncore funding dependence ratio was 6.6%, indicating that our reliance on noncore funds has increased overall as a result of decreases to our longer-term assets such as loans and investments.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $39.9 million during the six months ended June 30, 2025. Cash and cash equivalents decreased $137.4 million for the same period last year. For the six months ending June 30, 2025, net cash outflows of $17.8 million from financing activities were offset by $34.8 million provided by investing activities and $23.0 million received from operating activities. For the same period of 2024, net cash outflows of $133.2 million from financing activities and $9.2 million from investing activities were partially offset by net cash inflows of $5.0 million from operating activities.

Operating activities provided net cash of $23.0 million for the six months ended June 30, 2025, and provided $5.0 million for the corresponding six months of 2024. Net income, adjusted for the effects of gains and losses along with non-cash transactions such as depreciation, amortization and accretion and the provision for credit losses, is the primary source of funds from operations.

Investing activities primarily include lending activities, and investment portfolio transactions. Investing activities provided net cash of $34.8 million for the six months ended June 30, 2025, compared to using net cash of $9.2 million for the same period of 2024. Proceeds from principal repayments of investments securities were the primary factor causing the net inflow, followed by a reduction in loan balance partially offset by purchases of investment securities.

Financing activities used net cash of $17.8 million for the six months ended June 30, 2025, and used net cash of $133.2 million for the corresponding six months of 2024. In 2025, deposit outflows were the primary factor for the net cash outflow, followed by repayment of subordinated debt and payment of dividends. The current period included $83.1 million of proceeds from the issuance of new subordinated debt. The year ago period amount was primarily the result of deposit outflow partially offset by net advances from short-term borrowings. While a portion of the outflows are seasonal, we continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. We believe that our current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $494.1 million or $49.44 per share at June 30, 2025, compared to $469.0 million or $46.94 per share at December 31, 2024. Stockholders’ equity increased during the six-month period ended June 30, 2025 primarily due to earnings, and a decrease in other comprehensive loss due to changes in market values of available for sale securities, partially offset by a dividend payout of $12.3 million.

Dividends declared equaled $1.24 per share for the six months ended June 30, 2025, and $0.82 per share for the same period of 2024. The Company has paid cash dividends since its formation as a bank holding company in 1986. On July 25, 2025, the Company’s board of directors declared a third quarter dividend of $0.6175 per share payable on September 15, 2025 to shareholders of record as of August 29, 2025. The increase to the quarterly cash dividend, which began in the third quarter of 2024, was contemplated as part of the Merger Agreement between the Company and FNCB. It is the present intention of the Company’s board of directors to continue this dividend payment policy. Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the board of directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At June 30, 2025, Peoples Bank’s Tier 1 capital to total average assets was 10.17% as compared to 8.37% at December 31, 2024. Peoples Bank’s Tier 1 capital to risk weighted asset ratio was 12.98% and the total capital to risk weighted asset ratio was 13.99% at June 30, 2025. These ratios were 10.95% and 12.04% at December 31, 2024. Peoples Bank’s common equity Tier 1 to risk weighted asset ratio was 12.98% at June 30, 2025 compared to 10.95% at December 31, 2024. Peoples Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at June 30, 2025.

Review of Financial Performance:

Peoples reported net income of $17.0 million or $1.68 per diluted share for the three months ended June 30, 2025, an increase of $13.7 million when compared to net income of $3.3 million or $0.46 per diluted share for the comparable period of 2024. Quarterly net income included a higher net interest income of $23.3 million due primarily to increases in the volume of earning assets due to the FNCB merger and the $4.0 million net accretion impact of purchase accounting marks on loans, deposits and borrowings acquired and assumed in the FNCB merger. The higher net interest income increased the net interest margin to 3.69% in the current period. Noninterest income was $6.2 million for the three months ended June 30, 2025, an increase of $2.7 million from $3.6 million in the year ago period primarily due to higher levels of income related to higher service charges, fees, and commissions, due to merger related deposit growth and higher transaction volume, together with higher wealth management and merchant services income. Noninterest expenses increased by $10.1 million, which included higher overall expenses due to the FNCB merger. Provision for income tax increased by $3.0 million on higher earnings.

Peoples reported net income of $32.0 million, or $3.18 per diluted share for the six months ended June 30, 2025, compared to $6.7 million, or $0.95 per diluted share for the comparable period of 2024. The increase in earnings in the six months ended June 30, 2025 is a result of higher net interest income of $43.5 million due primarily to increases in the volume of earning assets due to the FNCB merger and the $7.5 million net accretion impact of purchase accounting marks on loans, deposits and borrowings acquired and assumed in the FNCB merger. The higher net interest income increased the net interest margin to 3.60% in the current period compared to 2.29% in the prior year’s period. Noninterest income was $12.5 million, an increase of $5.6 million from $6.9 million in the year ago period. Noninterest expenses increased by $19.4 million, which included higher overall expenses due to the FNCB merger. Provision for income tax increased by $5.8 million on higher earnings.

Return on average assets (“ROA”) measures our net income in relation to total assets. Our annualized ROA was 1.36% for the second quarter of 2025 compared to 0.37% for the same period of 2024. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our annualized ROE was 13.87% for the second quarter of 2025 compared to 3.87% for the comparable period in 2024. The increases in our annualized ROA and ROE were due primarily to a higher level of net income resulting from improved margins, lower non-recurring charges related to the FNCB merger, and positive effects from the net accretion impact of purchase accounting marks on loans, deposits, and borrowings.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Non-GAAP Financial Measures:

In addition to evaluating its results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), Peoples routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as interest income adjusted to FTE, net intertest income adjusted to FTE, efficiency ratio, adjusted noninterest expense, and FTE Net interest income plus noninterest income. Peoples believes the reported non-GAAP financial measures provide information useful to investors in understanding its operating performance and trends. For the non-GAAP disclosures used in this report, a reconciliation to the comparable GAAP measure is provided in the accompanying tables. The non-GAAP financial measures Peoples uses may differ from the non-GAAP financial measures of other financial institutions.

The following are non-GAAP financial measures which management believes provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare Peoples’ consolidated financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% for 2025 and 2024.

The following table reconciles the non-GAAP financial measures of net interest income adjusted to FTE for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024
Interest income (GAAP)	$65,335	$38,376
Adjustment to FTE	718	471
Interest income adjusted to FTE (non-GAAP)	66,053	38,847
Interest expense	23,138	19,460
Net interest income adjusted to FTE (non-GAAP)	$42,915	$19,387

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Interest income (GAAP)	$127,761	$77,373
Adjustment to FTE	1,420	946
Interest income adjusted to FTE (non-GAAP)	129,181	78,319
Interest expense	46,016	39,139
Net interest income adjusted to FTE (non-GAAP)	$83,165	$39,180

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The efficiency ratio is a non-GAAP measure which we calculated as noninterest expenses, less amortization of intangible assets and acquisition related expenses, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. Management monitors the efficiency ratio to determine how well it is managing its operating expenses; a lower efficiency ratio is generally preferable as it indicates the Company is spending less to generate income. The Company regularly pursues opportunities to enhance net interest income and reduce expenses as a percentage of operating revenues.

The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(Dollars in thousands, except percents)	2025	2024
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$28,262	$18,171
Less: amortization of intangible assets expense	1,684
Less: acquisition related expenses	66	1,071
Noninterest expense adjusted (non-GAAP)	26,512	17,100

Net interest income (GAAP)	42,197	18,916
Plus: taxable equivalent adjustment	718	471
Noninterest income (GAAP)	6,247	3,554
Less: net losses on equity securities	(7)	(12)
Less: net gains on sale of fixed assets		13
Net interest income (FTE) plus noninterest income (non-GAAP)	$49,169	$22,940

Efficiency ratio (non-GAAP)	53.9%	74.5%

	Six Months Ended June 30,
(Dollars in thousands, except percents)	2025	2024
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$55,615	$36,230
Less: amortization of intangible assets expense	3,367
Less: acquisition related expenses	220	1,557
Noninterest expense adjusted (non-GAAP)	52,028	34,673

Net interest income (GAAP)	81,745	38,234
Plus: taxable equivalent adjustment	1,420	946
Noninterest income (GAAP)	12,503	6,947
Less: net gains (losses) on equity securities	64	(20)
Less: net gains on sale of fixed assets	680	4
Net interest income (FTE) plus noninterest income (non-GAAP)	$94,924	$46,143

Efficiency ratio (non-GAAP)	54.8%	75.1%

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net Interest Income:

Net interest income is the fundamental source of earnings for commercial banks. Fluctuations in the level of net interest income tend to have the greatest impact on net profits. Net interest income is defined as the difference between interest income, interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits, short-term and long-term borrowings, and subordinated debt comprise interest-bearing liabilities. Net interest income is impacted by:

●	Variations in the volume, rate and composition of earning assets and interest-bearing liabilities;

●	Changes in general market rates; and

●	The level of nonperforming assets.

Changes in net interest income are reflected in the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported in this section on an FTE basis, as FTE net interest income, a non-GAAP financial measure, using the prevailing federal statutory tax rate of 21.0% in 2025 and 2024. Tax-exempt loan and investment income is not reported on an FTE basis on the Consolidated Statements of Income and Comprehensive Income.

For the three months ended June 30, 2025, the average balances include $4.0 billion in loans, $627.3 million in investments, $3.4 billion in interest bearing deposits, and $200.4 million in borrowings, which includes $55.6 million in subordinated debt and $8.1 million in junior subordinated debt. For the three months ended June 30, FTE net interest income, a non-GAAP measure, increased $23.5 million to $42.9 million in 2025 from $19.4 million in 2024. The net interest spread increased to 3.08% for the three months ended June 30, 2025, from 1.57% for the three months ended June 30, 2024, as the earning asset yield increased 110 basis points while the average rate paid on interest-bearing liabilities decreased 41 basis points. The FTE net interest margin increased to 3.69% for the second quarter of 2025 from 2.29% for the comparable period of 2024. The increase in tax-equivalent net interest margin from a year ago was primarily from a higher volume of earning assets and the net accretion impact of purchase accounting marks on loans, deposits and borrowings acquired and assumed in the FNCB merger, which totaled $4.0 million of net interest income, and represented 35 basis points of tax-equivalent net interest margin.

For the three months ended June 30, FTE interest income on earning assets, a non-GAAP measure, increased $27.2 million to $66.1 million in 2025 as compared to $38.8 million in 2024. The overall yield on earning assets, on an FTE basis, increased 110 basis points for the three months ended June 30, 2025 to 5.68% as compared to 4.58% for the three months ended June 30, 2024. The increase to FTE interest income is due to the increase in rates for newly acquired assets, and an increase in our earning asset base, including those acquired from the FNCB merger and repricing of lower-yielding assets into higher yields. The overall yield earned on investments increased 149 basis points in the second quarter of 2025 to 3.29% from 1.80% for the second quarter of 2024 primarily as a result of a restructured portfolio mix and acquiring the investment portfolio in the merger with FNCB, at fair value, based on current market rates. Average investment balances were $97.8 million higher when comparing the current and year ago quarter. The yield on loans increased 98 basis points in the second quarter of 2025 to 6.07% from 5.09% for the second quarter of 2024 as a result of loans acquired in the FNCB merger, new loans originated at higher portfolio rates, floating and adjustable loans repricing higher, and the net accretion of the loan marks from the impact of purchase accounting which benefited the yield by 44 basis points. Average loan balances were $1.1 billion higher when compared to the same quarter in 2024.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Average federal funds sold increased $26.4 million to $39.1 million for the three months ended June 30, 2025, and yielded 4.46%, as compared to $12.7 million and a yield of 5.68% in the year ago period. We expect an increased level of uncertainty regarding asset yields as changing recessionary metrics and continued uncertainty of the effect of tariffs influence future FOMC actions.

Total interest expense increased $3.7 million to $23.1 million for the three months ended June 30, 2025, from $19.5 million for the three months ended June 30, 2024. The total cost of funds decreased 41 basis points for the three months ended June 30, 2025, to 2.60% as compared to 3.01% in the year ago period. The decrease in costs was primarily due to lower rates paid on both interest-bearing deposits and short-term borrowings, partially offset by amortization of the purchase accounting marks both on the time deposits and borrowings, which added 4 basis points to the funding costs. Average rates paid on deposits decreased as the result of reduced market rates.

Net interest income changes due to rate and volume for the six months ended June 30

	2025 vs 2024
	Increase (decrease)
	attributable to
(Dollars in thousands)	Total	Rate	Volume
Interest income:
Loans:
Taxable	$44,224	$13,312	$30,912
Tax-exempt	2,190	1,158	1,032
Investments:
Taxable	4,993	3,950	1,043
Tax-exempt	67	64	3
Interest-bearing deposits	(26)	(99)	73
Federal funds sold	(586)	(420)	(166)
Total interest income	50,862	17,965	32,897
Interest expense:
Money market accounts	(322)	944	(1,266)
Interest-bearing demand and NOW accounts	3,061	(7,517)	10,578
Savings accounts	182	63	119
Time deposits less than $100	(82)	(426)	344
Time deposits $100 or more	1,493	(1,951)	3,444
Short-term borrowings	(260)	(142)	(118)
Long-term debt	1,849	70	1,779
Subordinated debt	582	236	346
Junior subordinated debt	374		374
Total interest expense	6,877	(8,723)	15,600
FTE net interest income changes (Non-GAAP)	$43,985	$26,688	$17,297

FTE net interest income, a non-GAAP measure, was $83.2 million in the six months ended June 30, 2025 and $39.2 million in the comparable period last year. There was a positive volume and rate variance. The growth in average interest-earning assets exceeded that of the growth in interest-bearing liabilities, and resulted in an increase in FTE net interest income, a non-GAAP measure, of $17.3 million. A positive rate variance resulted in an increase in net interest income of $26.7 million.

Average earning assets increased $1.2 billion to $4.7 billion for the six months ended June 30, 2025 and accounted for a $32.9 million increase in interest income. Average taxable loans increased $1.1 billion, which caused interest income to increase $30.9 million. Average tax-exempt loans increased $57.5 million which caused interest income to increase $1.0 million. Average taxable investments increased $103.1 million comparing 2025 and 2024, which resulted in increased

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

interest income of $1.0 million while average tax-exempt investments increased $0.3 million, which resulted in a negligible change to interest income. Average interest-bearing deposits with banks increased $1.3 million which resulted in a negligible change to interest income. Average federal funds sold decreased $14.2 million for the six months ended June 30, 2025, which resulted in a decrease of $0.2 million to interest income.

Average interest-bearing liabilities rose $949.7 million to $3.6 billion for the six months ended June 30, 2025 from $2.6 billion for the six months ended June 30, 2024 resulting in a net increase in interest expense of $15.6 million. Non-maturity interest-bearing deposit accounts, including demand, money market, and savings accounts increased $727.0 million which resulted in a total increase in interest expense of $9.4 million. In addition, large denomination time deposits averaged $125.3 million more in the current period and caused interest expense to increase to $3.4 million. An increase of $8.1 million in average time deposits less than $100 thousand which included higher priced callable brokered CDs, resulted in an increase to interest expense of $0.3 million. Short-term borrowings averaged $4.6 million lower which resulted in a total decrease in interest expense of $0.1 million, while long-term borrowing increased $74.4 million and resulted in an increase to interest expense of $1.8 million. Subordinated debt averaged $ 44.4 million and resulted in an increase to interest expense of $0.3 million, and junior subordinated debt increased by $8.1 million and resulted in an increase to interest expense of $0.4 million.

For the six months ended June 30, 2025, a favorable rate variance occurred, as the FTE yield on earning assets increased 102 basis points while there was a 40 basis point decrease in the cost of funds. As a result of these changes in rates, FTE net interest income increased $26.7 million for the six months ended June 30, 2025. The FTE yield on earning assets was 5.59% in the 2025 period compared to 4.57% in 2024 resulting in an increase in interest income of $18.0 million. The yield on the taxable investment portfolio increased 151 basis points to 3.24% during the six months ended June 30, 2025 from 1.73% in the year ago period, resulting in an increase of $4.0 million in interest income. The yield on the tax-exempt investment portfolio increased 15 basis points to 2.33% from 2.18% in the year ago period with a negligible effect to interest income. The FTE yield on the loan portfolio increased 92 basis points to 5.99% in 2025 from 5.07% in 2024 and resulted in an increase to interest income of $14.5 million.

The yield on interest bearing deposits decreased 47 basis points to 2.44% from 2.91% in the year ago period resulting in a decrease in interest expense of $8.9 million. The yield on large denomination time deposits decreased 63 basis points and resulted in a reduction in interest income of $2.0 million and the yield on time deposits less than $100 thousand decreased 11 basis points which resulted in a decrease in interest expense of $0.4 million. The yield on long-term debt increased 50 basis points to 4.84% for the six months ended June 30, 2025 from 4.34% in the year ago period but had a negligible effect to interest expense. The yield on short-term borrowings decreased 94 basis points to 4.59% for the six months ended June 30, 2025 from 5.53% in the year ago period and resulted in a $0.1 million decrease to interest expense. The company issued $85.0 million of 7.75% fixed-to-floating subordinated notes on June 6, 2025, due 2035, and on June 30, 2025, redeemed $33.0 million of its 5.375% fixed-to -floating subordinated notes due 2030. Combined, these notes resulted in an increase in yield of 127 basis points and resulted in a $0.2 increase in interest expense.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available for sale securities at amortized cost. Income on investment securities and loans is adjusted to an FTE basis using the prevailing federal statutory tax rate of 21%.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Three months ended
	June 30, 2025			June 30, 2024
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$3,707,650	$57,459	6.22%	$2,637,164	$34,406	5.25%
Tax-exempt	282,406	2,914	4.14	222,655	1,771	3.20
Total loans	3,990,056	60,373	6.07	2,859,819	36,177	5.09
Investments:
Taxable	540,424	4,644	3.45	443,146	1,906	1.73
Tax-exempt	86,899	505	2.33	86,418	470	2.19
Total investments	627,323	5,149	3.29	529,564	2,376	1.80
Interest-bearing deposits	9,186	96	4.19	8,763	115	5.28
Federal funds sold	39,084	435	4.46	12,672	179	5.68
Total interest-earning assets	4,665,649	66,053	5.68%	3,410,818	38,847	4.58%
Less: allowance for credit losses	41,837			23,046
Other assets	390,522			221,294
Total assets	$5,014,334			$3,609,066
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$708,585	$6,992	3.96%	$714,669	$6,749	3.80%
Interest-bearing demand and NOW accounts	1,406,998	5,882	1.68	729,196	4,400	2.43
Savings accounts	501,975	376	0.30	408,883	280	0.28
Time deposits less than $100	404,142	3,991	3.96	403,069	3,964	3.96
Time deposits $100 or more	352,216	3,062	3.49	240,481	2,721	4.55
Total interest-bearing deposits	3,373,916	20,303	2.41	2,496,298	18,114	2.92
Short-term borrowings	35,587	410	4.62	45,383	633	5.61
Long-term debt	101,066	1,211	4.81	25,000	269	4.33
Subordinated debt	55,622	1,026	7.40	33,000	444	5.41
Junior subordinated debt	8,075	188	9.34
Total borrowings	200,350	2,835	5.68	103,383	1,346	5.24
Total interest-bearing liabilities	3,574,266	23,138	2.60	2,599,681	19,460	3.01
Noninterest-bearing deposits	897,212			620,256
Other liabilities	52,608			48,630
Stockholders’ equity	490,248			340,499
Total liabilities and stockholders’ equity	$5,014,334			$3,609,066
Net interest income/spread		$42,915	3.08%		$19,387	1.57%
Net interest margin (Non-GAAP)			3.69%			2.29%
Tax-equivalent adjustments:
Loans		$612			$372
Investments		106			99
Total adjustments		$718			$471

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Six months ended
	June 30, 2025			June 30, 2024
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$3,702,911	$112,671	6.14%	$2,634,859	$68,447	5.22%
Tax-exempt	281,486	5,756	4.12	223,974	3,566	3.20
Total loans	3,984,397	118,427	5.99	2,858,833	72,013	5.07
Investments:
Taxable	548,124	8,819	3.24	445,071	3,826	1.73
Tax-exempt	86,985	1,006	2.33	86,641	939	2.18
Total investments	635,109	9,825	3.12	531,712	4,765	1.80
Interest-bearing deposits	10,186	209	4.14	8,894	235	5.31
Federal funds sold	32,568	720	4.46	46,813	1,306	5.61
Total interest-earning assets	4,662,260	129,181	5.59%	3,446,252	78,319	4.57%
Less: allowance for credit losses	41,960			22,668
Other assets	391,221			219,324
Total assets	$5,011,521			$3,642,908
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$698,111	$13,562	3.92%	$734,779	$13,884	3.80%
Interest-bearing demand and NOW accounts	1,435,943	12,298	1.73	756,827	9,237	2.45
Savings accounts	500,392	737	0.30	415,849	555	0.27
Time deposits less than $100	414,197	8,219	4.00	406,131	8,301	4.11
Time deposits $100 or more	356,817	6,334	3.58	231,470	4,841	4.21
Total interest-bearing deposits	3,405,460	41,150	2.44	2,545,056	36,818	2.91
Short-term borrowings	27,925	635	4.59	32,535	895	5.53
Long-term debt	99,426	2,388	4.84	25,000	539	4.34
Subordinated debt	44,373	1,469	6.68	33,000	887	5.41
Junior subordinated debt	8,063	374	9.35
Total borrowings	179,787	4,866	5.46	90,535	2,321	5.16
Total interest-bearing liabilities	3,585,247	46,016	2.59%	2,635,591	39,139	2.99%
Noninterest-bearing deposits	886,193			618,433
Other liabilities	55,298			48,159
Stockholders’ equity	484,783			340,725
Total liabilities and stockholders’ equity	$5,011,521			$3,642,908
Net interest income/spread		$83,165	3.00%		$39,180	1.58%
Net interest margin (Non-GAAP)			3.60%			2.29%
Tax-equivalent adjustments:
Loans		$1,209			$749
Investments		211			197
Total adjustments		$1,420			$946

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Credit Losses:

For the three months ended June 30, 2025, a $0.2 million credit was recorded to the provision for credit losses compared to a $0.6 million provision in the year ago period. For the six months ended June 30, 2025, the company recognized a $39 thousand credit to the provision for credit losses compared to a provision of $1.3 million in the same period in 2024. The current and prior period provisions are the result of the application of model loss rates, changes to mix and size of the loan portfolio, actual performance vs. peers, and qualitative adjustments. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2025.

Noninterest Income:

Noninterest income for the three months ended June 30, 2025 and 2024 was $6.2 million and $3.6 million, respectively and $12.5 million and $6.9 million for the six months ended June 30, 2025, and 2024, respectively. The increases in both periods were primarily due to higher levels of income related to higher service charges, fees, and commissions, up $1.4 million and $3.1 million for the second quarter and year-to-date periods, respectively, due to merger related deposit growth and higher transaction volume, together with higher wealth management and merchant services income. The Company also recognized $0.7 million in gains on the sale of fixed assets during the first quarter of 2025 due primarily to the sale of our former headquarters property, and an increase of $0.5 million to bank owned life insurance cash surrender value.

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

Noninterest expense increased $10.1 million to $28.3 million for the three months ended June 30, 2025, from $18.2 million for the same period a year ago, and increased $19.4 million to $55.6 million from $36.2 million comparing the six months ended June 30, 2025 and 2024, respectively. Primary drivers of the increase were salaries and employee benefits, up $5.3 million for the quarter ended June 30, 2025 and 2024 and $10.0 million for the six-month period ended June 30, 2025, and 2024. Salary and benefit increases compared to the same period of 2024 were primarily due to merger-related increases in head count. Other increases compared to the same period of 2024 were experienced in occupancy and equipment expenses, up $1.7 million for the quarter when compared to the comparable quarter a year ago and were up $3.6 million in the six-month period ended June 30, 2025, when compared to the same period in 2024, both due to increased technology costs related to system integration and increased account transaction volumes, and higher facilities costs such as snow removal and utilities. Merger related expenses decreased $1.3 million to $0.2 million from $1.6 million during the six-month period ending June 30, 2025, and 2004 respectively, and decreased $1.0 million to $66 thousand from $1.0 million during the three-month periods ending June 30, 2025, and 2024, respectively. Acquisition related amortization expenses were $3.3 million and $1.6 million for the six and three-month periods ending June 30, 2025, respectively with no comparable expenses in the same periods the prior year. Professional services expenses increased $0.7 million to $2.1 million from $1.5 million during the six months ended June 30, 2025, and 2024, and increased $0.4 million to $1.2 million from $0.8 million during the three months ended June 30, 2025 and 2024, respectively. FDIC insurance expenses increased $0.9 million to $2.0 million from $1.1 million during the six months ended June 30, 2025, and 2024, and increased $0.5 million to $1.0 million from $0.5 million during the three-month period ended June 30, 2025, and 2024. Advertising expenses increased $0.8 million to $1.9 million from $1.1 million

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

when comparing the six months ended June 30, 2025, and 2024, and increased $0.5 million from $1.0 million from $0.6 million when comparing the three-month periods ended June 30, 2025, and 2024. Other expenses increased $1.4 million to $5.8 million from $4.4 million and increased $1.0 million to $3.2 million from $2.2 million during the six and three-month periods ended June 30, 2025, respectively.

Income Taxes:

We recorded an income tax expense of $3.5 million or 17.0% of pre-tax income and $6.7 million or 17.3%, of pre-tax income for the three and six months ended June 30, 2025, respectively. This compares to $0.4 million or 11.4% of pretax income, and $0.9 million or 11.8% for the three and six month periods ended June 30, 2024, respectively. Higher income tax expense was due to higher pre-tax income for both the three and six months ended June 30, 2025.

Peoples Financial Services Corp.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk to our earnings and/or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily interest rate risk (“IRR”), which arises from our lending, investing and deposit gathering activities. Our market risk sensitive instruments consist of derivative and non-derivative financial instruments, none of which are entered into for trading purposes. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in reported earnings and/or the market value of net worth. Variations in interest rates affect the underlying economic value of assets, liabilities, and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value, and provide a basis for the expected change in future earnings related to interest rates. Interest rate changes affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. IRR is inherent in the role of banks as financial intermediaries.

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

The Company utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore should not be taken as a measure of credit risk. See Note 13 to the Audited Consolidated Financial Statements contained in Part II, Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2024 and Note 11 to the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report for additional information.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of June 30, 2025 and December 31, 2024, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the general composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Peoples Financial Services Corp.

Model results at June 30, 2025 indicated a higher starting level of net interest income (“NII”) compared to the December 31, 2024 model due to a higher earning asset yield coupled with lower deposit costs. During the current period, asset cashflows were repriced higher and management implemented a strategy to reduce deposit costs.

Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments in the first twelve months of the simulation while a sustained falling rate and parallel downward shifting yield curve presents the greatest potential risk to NII over the long-term horizon. A steeper yield curve mitigates a portion of the exposure to falling rates. After the first eighteen months of the model simulation, the benefit to NII increases in a rising rate environment as a result of the higher assumed replacement rates on assets repricing while funding costs stabilize. This position at June 30, 2025 is similar to our December 31, 2024 model results.

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

Since September 2024, the FOMC has decreased the federal funds target rate by 75 basis points which has resulted in our floating rate loans repricing lower and negatively impacting NII. During the three months ended June 30, 2025, management called approximately $120.0 million of high costing brokered certificate of deposits (“CDs”) and replaced them with lower costing brokered CDs to reduce projected levels of interest expense and mitigate the impact to NII from the asset side of the balance sheet. Management expects cash flow from the investment portfolio to reprice higher than current portfolio rates, adjustable-rate loans to reprice higher than current portfolio rates and new loan originations be added at higher than current portfolio rates to mitigate the lower interest from the floating rate loans. If we experience an outflow of deposits due to lower rates which could result in a shift to higher costing funding sources, expected levels of NII will be reduced.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at June 30, 2025, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	June 30, 2025
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(2.1)	(20.0)	4.4	(40.0)
+300	(1.5)	(20.0)	3.9	(30.0)
+200	(0.9)	(10.0)	2.9	(20.0)
+100	(0.1)	(10.0)	2.1	(10.0)
Static
-100	(0.1)	(10.0)	(4.0)	(10.0)
-200	(1.2)	(10.0)	(10.0)	(20.0)
-300	(2.0)	(20.0)	(18.0)	(30.0)
-400	(2.7)	(20.0)	(31.0)	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2025, would decrease 0.1% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

Peoples Financial Services Corp.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2025, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the six months ended June 30, 2025 and through the date of this quarterly report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months in the quarter ended June 30, 2025.

Maximum number
				Total number of	(or approximate dollar value)
				shares purchased	of shares that may
				as part of publicly	yet be purchased
	Total number of		Average price	announced plans or	under the plans or
Period	shares purchased		paid per share	programs	programs
April 1 - April 30		$
May 1 - May 31	787		50.55
June 1 - June 30
Total	787		$50.55

During the three months ended June 30, 2025 and through the date of this report, the Company did not have any publicly announced share repurchase plans or programs. All of the purchases noted in the table above reflect shares delivered by

Peoples Financial Services Corp.

participants in the Company’s equity incentive plans to pay withholding tax liabilities incident to the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers informed management of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Item Number	Description

3.1	Peoples Financial Services Corp. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K filed with the Commission on March 17, 2014).

3.2

Articles of Amendment to the Articles of Incorporation of Peoples Financial Services Corp., effective as of May 19, 2020 (incorporated by reference to Exhibit 3.2 to registrant's quarterly report on Form 10-Q filed with the Commission on August 10, 2020)

3.3

Peoples Financial Services Corp. Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on November 14, 2024)

4.1

Indenture, dated June 6, 2025, between Peoples Financial Services Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed with the Commission on June 6, 2025)

4.2	Form of Subordinated Note (incorporated by reference to Exhibit A-1 to Exhibit 4.1 to the registrant’s Form 8-K filed with the Commission on June 6, 2025)

10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on June 6, 2025)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on June 6, 2025)

10.3

Purchase and Sale Agreement by and between Moosic Holdings, LLC and Peoples Security Bank and Trust Company (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on June 27, 2025)

10.4*	Change in Control Severance Agreement dated as of October 24, 2024, by and between Peoples Security Bank and Trust Company and Stephanie A. Westington, CPA

Peoples Financial Services Corp.

31.1*	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a)

31.2*	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).

32*	CEO and CFO Certifications Pursuant to Section 1350.

101*

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: August 11, 2025	/s/ Gerard A. Champi
Gerard A. Champi
Chief Executive Officer
Principal Executive Officer

Date: August 11, 2025	/s/ James M. Bone, Jr., CPA
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 11, 2025	/s/ Stephanie A. Westington, CPA
Stephanie A. Westington, CPA
Senior Vice President and Chief Accounting Officer
Principal Accounting Officer