Form 10-Q
period 2025-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2025-11-10
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2025

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from

001-36388

(Commission File Number)

PEOPLES FINANCIAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2391852
(State of incorporation)	(IRS Employer ID Number)

30 ED Preate Drive, Moosic PA	18507
(Address of principal executive offices)	(Zip code)

(570) 346-7741

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, $2.00 par value	PFIS	The Nasdaq Stock Market

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,994,595 at November 1, 2025.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2025

Contents		Page No.

PART I.	FINANCIAL INFORMATION:	3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at September 30, 2025 (Unaudited) and December 31, 2024	3

	Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months ended September 30, 2025 and 2024 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity for the each of the quarters within the nine months ended September 30, 2025 and 2024 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2025 and 2024 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69

Item 4.	Controls and Procedures	71

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3.	Defaults upon Senior Securities	71

Item 4.	Mine Safety Disclosures	71

Item 5.	Other Information	72

Item 6.	Exhibits	72

	Signatures	73

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents
Cash and due from banks	$62,133	$47,029
Interest-bearing deposits in other banks	9,492	8,593
Federal funds sold	108,298	80,229
Total cash and cash equivalents	179,923	135,851

Investment securities:
Available for sale: Amortized cost of $568,633 and $575,288, respectively, net of allowance for credit losses of $0 at September 30, 2025 and December 31, 2024	534,521	526,329
Held to maturity: Fair value of $63,545 and $65,152, respectively, net of allowance for credit losses of $0 at September 30, 2025 and December 31, 2024	73,286	78,184
Equity investments carried at fair value	2,473	2,430
Total investment securities	610,280	606,943
Loans	4,016,367	3,993,505
Less: allowance for credit losses	39,843	41,776
Net loans	3,976,524	3,951,729
Loans held for sale	816
Goodwill	75,986	75,986
Premises and equipment, net	77,009	73,283
Bank owned life insurance	88,175	87,429
Deferred tax assets	30,025	35,688
Accrued interest receivable	16,995	15,632
Intangible assets, net	29,239	34,197
Other assets	74,664	74,919
Total assets	$5,159,636	$5,091,657

Liabilities:
Deposits:
Noninterest-bearing	$912,044	$935,516
Interest-bearing	3,377,687	3,472,036
Total deposits	4,289,731	4,407,552
Short-term borrowings	76,310	15,900
Long-term debt	137,029	98,637
Subordinated debt	83,111	33,000
Junior subordinated debt	8,114	8,039
Accrued interest payable	7,976	5,503
Other liabilities	48,105	54,076
Total liabilities	4,650,376	4,622,707

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 9,994,595, shares at September 30, 2025 and 9,990,724 shares at December 31, 2024	20,015	19,995
Capital surplus	250,735	250,695
Retained earnings	267,686	238,955
Accumulated other comprehensive loss	(29,176)	(40,695)
Total stockholders’ equity	509,260	468,950
Total liabilities and stockholders’ equity	$5,159,636	$5,091,657

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2025	2024	2025	2024
Interest income:
Interest and fees on loans:
Taxable	$57,621	$59,411	$170,292	$127,859
Tax-exempt	2,151	2,299	6,698	5,116
Interest and dividends on investment securities:
Taxable	4,335	4,739	13,073	8,561
Tax-exempt	537	411	1,332	1,153
Dividends	47	55	128	59
Interest on interest-bearing deposits in other banks	101	150	310	385
Interest on federal funds sold	372	1,218	1,092	2,524
Total interest income	65,164	68,283	192,925	145,657

Interest expense:
Interest on deposits	20,194	26,398	61,344	63,216
Interest on short-term borrowings	341	550	976	1,444
Interest on long-term debt	1,509	1,389	3,897	1,929
Interest on subordinated debt	1,748	443	3,217	1,330
Interest on junior subordinated debt	189	260	563	260
Total interest expense	23,981	29,040	69,997	68,179
Net interest income	41,183	39,243	122,928	77,478
(Credit to) provision for credit losses	(838)	14,458	(877)	15,762
Net interest income after (credit to) provision for credit losses	42,021	24,785	123,805	61,716

Noninterest income:
Service charges, fees, commissions and other	3,386	3,384	10,454	7,304
Merchant services income	321	223	1,136	598
Commission and fees on fiduciary activities	607	649	1,707	1,717
Wealth management income	950	708	2,219	1,486
Mortgage banking income	148	84	387	263
Increase in cash surrender value of life insurance	543	551	1,604	1,116
Interest rate swap income	182	(53)	389	25
Net (losses) gains on equity investments	(21)	175	43	155
Net gains on sale of investment securities available for sale		1		1
Net (losses) gains on sale of fixed assets	(615)	(3)	65
Total noninterest income	5,501	5,719	18,004	12,665

Noninterest expense:
Salaries and employee benefits expense	14,128	13,170	41,370	30,459
Net occupancy and equipment expense	7,221	6,433	20,115	15,745
Acquisition related expenses	16	9,653	236	11,210
Amortization of intangible assets	1,515	1,665	4,882	1,665
Professional fees and outside services	935	1,017	3,114	2,482
FDIC insurance and assessments	607	809	2,605	1,907
Advertising and corporate business development	1,106	741	3,040	1,862
Other expenses	3,150	2,010	8,931	6,398
Total noninterest expense	28,678	35,498	84,293	71,728
Income (loss) before income taxes	18,844	(4,994)	57,516	2,653
Income tax expense (benefit)	3,598	(657)	10,305	242
Net income (loss)	15,246	(4,337)	47,211	2,411

Other comprehensive income:
Unrealized gain on investment securities available for sale	7,415	15,167	14,846	12,744
Reclassification adjustment for net gain on sales included in net income		(1)		(1)
Change in derivative fair value	18	(1,424)	(114)	(185)
Other comprehensive income	7,433	13,742	14,732	12,558
Income tax expense related to other comprehensive income	1,621	3,008	3,213	2,748
Other comprehensive income, net of income tax expense	5,812	10,734	11,519	9,810
Comprehensive income	$21,058	$6,397	$58,730	$12,221

Per share data:
Net income (loss):
Basic	$1.53	$(0.43)	$4.72	$0.30
Diluted	$1.51	$(0.43)	$4.69	$0.30
Dividends declared	$0.62	$0.62	$1.86	$1.44
Weighted average common shares outstanding:
Basic	9,994,629	9,987,627	9,994,175	8,039,734
Diluted	10,086,915	10,044,449	10,070,947	8,094,036

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2025	$19,995	$250,695	$238,955	$(40,695)	$468,950
Net income			15,009		15,009
Other comprehensive income, net of tax				4,241	4,241
Cash dividends declared: $0.62 per common share			(6,158)		(6,158)
Stock compensation, including tax effects and expenses		(188)			(188)
Restricted stock issued: 9,489 shares	19	(19)
Balance, March 31, 2025	$20,014	$250,488	$247,806	$(36,454)	$481,854

Net income			16,956		16,956
Other comprehensive income, net of tax				1,466	1,466
Cash dividends declared: $0.62 per common share			(6,161)		(6,161)
Stock compensation, including tax effects and expenses		(19)			(19)
Restricted stock issued: 416 shares	1	(1)
Balance, June 30, 2025	$20,015	$250,468	$258,601	$(34,988)	$494,096

Net income			15,246		15,246
Other comprehensive income, net of tax				5,812	5,812
Cash dividends declared: $0.62 per common share			(6,161)		(6,161)
Stock compensation, including tax effects and expenses		267			267
Restricted stock issued: 306 shares
Balance, September 30, 2025	$20,015	$250,735	$267,686	$(29,176)	$509,260

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2024	$14,093	$122,130	$248,550	$(44,351)	$340,422
Net income			3,466		3,466
Other comprehensive loss, net of tax				(1,064)	(1,064)
Cash dividends declared: $0.41 per common share			(2,893)		(2,893)
Stock compensation, including tax effects and expenses		61			61
Restricted stock issued: 14,434 shares	29	(29)
Balance, March 31, 2024	$14,122	$122,162	$249,123	$(45,415)	$339,992

Net income			3,282		3,282
Other comprehensive income, net of tax				140	140
Cash dividends declared: $0.41 per share			(2,894)		(2,894)
Stock compensation, including tax effects and expenses		287			287
Balance, June 30, 2024	$14,122	$122,449	$249,511	$(45,275)	$340,807

Net loss			(4,337)		(4,337)
Other comprehensive income, net of income taxes				10,734	10,734
Acquisition of FNCB Bancorp, Inc. 2,935,456 shares, $45.54 per share (1)	5,871	127,810			133,681
Cash dividends declared: $0.62 per share			(6,153)		(6,153)
Stock compensation, including tax effects and expenses		319			319
Balance, September 30, 2024	$19,993	$250,578	$239,021	$(34,541)	$475,051
(1) Refer to Note 2 - Business Combination for additional detail.

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2025	2024
Cash flows from operating activities:
Net income	$47,211	$2,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,433	2,371
Amortization of right-of-use lease asset	615	805
(Accretion) amortization of deferred loan fees, net	(393)	451
Amortization of debt issuance costs	134
Amortization of CDI and other intangibles	4,958	1,665
Amortization expense related to acquired borrowings	348	179
Accretion income related to acquired loans	(12,177)	(4,750)
Amortization expense related to acquired deposits	620	831
Amortization of low income housing partnerships	1,204	376
(Credit to) provision for credit losses	(877)	15,762
Net unrealized gain on equity investments	(43)	(155)
Net loss on sale of other real estate owned	5
Loans originated for sale	(5,683)	(2,564)
Proceeds from sale of loans originated for sale	4,890	2,012
Net gain on sale of loans originated for sale	(23)	(1)
Net accretion of investment securities	(2,587)	(197)
Net gain on sale of investment securities available for sale		(1)
Net gain on sale of premises and equipment	(65)	(1)
Increase in cash surrender value of life insurance	(1,604)	(1,116)
Gain from bank owned life insurance settlement	(118)
Deferred income tax expense (benefit)	2,449	(2,558)
Stock compensation, including tax effects and expenses	60	667
Net change in:
Accrued interest receivable	(1,363)	2,203
Other assets	4,586	8,788
Accrued interest payable	2,473	(902)
Other liabilities	(8,871)	585
Net cash provided by operating activities	38,182	26,861
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale		240,861
Proceeds from repayments of investment securities:
Available for sale	87,880	27,013
Held to maturity	4,819	4,918
Purchases of investment securities:
Available for sale	(78,560)
Equity Securities	(282)	(775)
Net purchase of restricted equity securities	(3,297)	(4,638)
Proceeds from the sale of equity securities		614
Proceeds from the sale of other real estate	22
Net cash received in merger with FNCB Bancorp, Inc.		28,811
Net increase in loans	(12,889)	(19,648)
Purchases of premises and equipment	(8,078)	(4,926)
Proceeds from the sale of premises and equipment	3,722	153
Proceeds from bank owned life insurance	968
Net cash (used in) provided by investing activities	(5,695)	272,383
Cash flows from financing activities:
Net decrease in deposits	(118,441)	(69,005)
Proceeds from long-term debt	49,105
Repayment of long-term borrowings	(10,986)	(10,315)
Net advances in short-term borrowings	60,410	(109,880)
Proceeds from the issuance of subordinated debt, net of issuance costs	82,977
Repayment of subordinated debt	(33,000)
Cash dividends paid	(18,480)	(11,940)
Net cash provided by (used in) financing activities	11,585	(201,140)
Net increase in cash and cash equivalents	44,072	98,104
Cash and cash equivalents at beginning of period	135,851	187,365
Cash and cash equivalents at end of period	$179,923	$285,469

Supplemental disclosures:
Cash paid during the period for:
Interest	$67,524	$67,116
Income taxes	6,428	1,154
Noncash items:
Transfers of fixed assets to other real estate	433	1,556
Transfers of loans to other real estate	1,541	27
Origination of mortgage servicing rights	58	542
Initial recognition of right-of-use assets	2,786	2,819
Initial recognition of lease liability	2,786	3,106

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

On July 1, 2024 (the “Acquisition Date”), the Company completed the acquisition of FNCB Bancorp, Inc., a Pennsylvania corporation (“FNCB”), in accordance with the definitive Agreement and Plan of Merger dated as of September 27, 2023 (the “Merger Agreement”), by and among the Company and FNCB. The comparability of the Company’s results of operations for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, in general, has been materially impacted by the acquisition of FNCB, as further described in Note 2.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Subsequent events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2025, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

On October 31, 2025, the Company’s board of directors declared a dividend of $0.6175 per share for the fourth quarter of 2025. The dividend is payable on December 15, 2025 to shareholders of record as of November 28, 2025. The per share dividend is equal to the per share dividend declared for the third quarter of 2025.

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

The acquisition of FNCB was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The excess consideration paid over the fair value of the net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition. The goodwill of $12.6 million created from the merger is not amortizable or deductible for tax purposes. The amount of goodwill represents the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. Future benefits consist largely of the synergies and economies of scale expected from combining the operations of FNCB and Peoples. Peoples has one reportable segment for GAAP, therefore, the goodwill was assigned to the whole operating company.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Costs related to the acquisition totaled $16 thousand and $236 thousand during the three and nine months ended September 30, 2025, respectively. Acquisition related expenses totaled $9.7 million and $11.2 million during the three and nine months ended September 30, 2024, respectively. These amounts were expensed as incurred and are recorded as acquisition-related expenses in the consolidated statements of income and comprehensive income.

For more information refer to Note 2 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

3. Other comprehensive income:

The components of other comprehensive income (“OCI”) and their related tax effects are reported in the consolidated statements of income and comprehensive income. The accumulated other comprehensive loss included in the consolidated balance sheets relates to net unrealized gains and losses on investment securities available for sale, benefit plan adjustments and adjustments to derivative fair values.

The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Net unrealized loss on investment securities available for sale	$(34,113)	$(48,959)
Income tax benefit	(7,443)	(10,681)
Net of income taxes	(26,670)	(38,278)
Benefit plan adjustments	(2,852)	(2,852)
Income tax benefit	(622)	(622)
Net of income taxes	(2,230)	(2,230)
Derivative adjustments	(353)	(239)
Income tax benefit	(77)	(52)
Net of income taxes	(276)	(187)
Accumulated other comprehensive loss	$(29,176)	$(40,695)

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

The following table presents the calculation of both basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025		2024
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income (loss)	$15,246	$15,246	$(4,337)	$(4,337)
Average common shares outstanding	9,994,629	10,086,915	9,987,627	10,044,449
Earnings (loss) per share	$1.53	$1.51	$(0.43)	$(0.43)

	For the Nine Months Ended September 30,
	2025		2024
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$47,211	$47,211	$2,411	$2,411
Average common shares outstanding	9,994,175	10,070,947	8,039,734	8,094,036
Earnings per share	$4.72	$4.69	$0.30	$0.30

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

5. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at September 30, 2025 and December 31, 2024 are summarized below. There was no allowance for credit losses (“ACL”) recorded for available for sale or held to maturity debt securities at September 30, 2025 and December 31, 2024.

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$132,694	$	$4,187	$128,507
State and municipals:
Taxable	68,636	25	7,463	61,198
Tax-exempt	92,000	318	8,532	83,786
Residential mortgage-backed securities:
U.S. government agencies	9,962	147	5	10,104
U.S. government-sponsored enterprises	174,749	751	15,804	159,696
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,915		27	1,888
Private collateralized mortgage obligations	44,907	780	262	45,425
Asset backed securities	19,535	46	298	19,283
Corporate debt securities	23,515	829	437	23,907
Negotiable certificates of deposit	720	7		727
Total available for sale	$568,633	$2,903	$37,015	$534,521
Held to maturity:
Tax-exempt state and municipals	$10,821	$4	$655	$10,170
Residential mortgage-backed securities:
U.S. government agencies	12,639		2,088	10,551
U.S. government-sponsored enterprises	49,826		7,002	42,824
Total held to maturity	$73,286	$4	$9,745	$63,545

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

The Company did not sell any investment securities during the three and nine months ended September 30, 2025. The Company did not sell any investments from its legacy securities portfolio during the three and nine months ended September 30, 2024. Immediately after the consummation of the FNCB merger, the Company sold a significant portion of the available for sale investments acquired from FNCB and used the proceeds of $241.3 million to repay short-term borrowings and build on-balance sheet liquidity; there were no gains or losses on the sale.

The following table summarizes the maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available for sale at September 30, 2025. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Within one year	$67,777	$67,008
After one but within five years	109,367	104,142
After five but within ten years	68,813	62,794
After ten years	71,608	64,181
	317,565	298,125
Mortgage-backed and other amortizing securities	251,068	236,396
Total	$568,633	$534,521

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held to maturity at September 30, 2025, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After one but within five years	$3,212	$2,939
After five but within ten years	7,609	7,231
	10,821	10,170
Mortgage-backed securities	62,465	53,375
Total	$73,286	$63,545

Securities with a carrying value of $437.7 million and $441.5 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law and pledged to the Discount Window at the Federal Reserve.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2025, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2025
	Less than Twelve Months				Twelve Months or Longer			Total
	Total # in a loss			Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position		Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities Available for Sale
U.S. Treasury securities		$			$32	$128,507	$4,187	32	$128,507	$4,187
State and municipals:
Taxable					64	58,578	7,463	64	58,578	7,463
Tax-exempt	1		255	1	89	63,370	8,531	90	63,625	8,532
Residential mortgage-backed securities:
U.S. government agencies					1	1,369	5	1	1,369	5
U.S. government-sponsored enterprises	14		31,779	155	33	70,758	15,649	47	102,537	15,804
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises					1	1,888	27	1	1,888	27
Private collateralized mortgage obligations	5		10,174	71	10	7,734	191	15	17,908	262
Asset-backed securities	1		2,296	13	2	1,892	285	3	4,188	298
Corporate debt securities					9	8,195	437	9	8,195	437
Total	21		$44,504	$240	241	$342,291	$36,775	262	$386,795	$37,015

Securities Held to Maturity
Tax-exempt state and municipals		$			$11	$6,615	$655	11	$6,615	$655
Residential mortgage-backed securities:
U.S. government agencies					4	10,551	2,088	4	10,551	2,088
U.S. government-sponsored enterprises					8	42,824	7,002	8	42,824	7,002
Total		$			$23	$59,990	$9,745	23	$59,990	$9,745

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

Based on management’s assessment of the factors identified above, it is determined the fair value of all the identified investments being less than the amortized costs was primarily caused by changes in market interest rates and spreads and not credit quality of the issuers. All interest payments have been received as scheduled, substantially all debt securities are rated above investment grade and no material downgrades were announced. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider unrealized losses related to investments to be credit related, thus no allowance for credit losses for these investments was recorded at September 30, 2025 or December 31, 2024.

Equity Securities

Included in equity securities with readily determinable fair values at September 30, 2025, were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within the Company’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income and comprehensive income.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three and nine months ended September 30, 2025, and 2024:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net (losses) gains recognized on equity securities	$(21)	$175	$43	$155
Less: net gains realized on equity securities sold		54		54
Unrealized (losses) gains on equity securities	$(21)	$121	$43	$101

Equity Securities without Readily Determinable Fair Values

The Company’s holdings of equity securities without readily determinable fair values primarily includes restricted equity securities of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and Atlantic Community Bankers Bank. Also included in equity securities without readily determinable fair values are an investment in fixed-rate, non-cumulative perpetual preferred stock of a privately held bank holding company, equity interests in two FinTech companies and an equity interest in an insurance company. The Company evaluates equity securities without readily determinable fair values for impairment quarterly, or more frequently should events or circumstances indicate that their respective carrying values may not be recoverable. Based on its evaluations, the Company determined that there was no impairment related to its investments in equity securities without readily determinable fair values at September 30, 2025 and December 31, 2024. Equity securities without readily determinable fair values, which are included in other assets in the Consolidated Balance Sheets were $5.4 million at September 30, 2025 and $5.1 million at December 31, 2024.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

6. Goodwill and other intangibles:

The following table provides information on the significant components of goodwill and other acquired intangible assets at September 30, 2025, and December 31, 2024.

	September 30, 2025
						Accumulated
		Beginning				Impairment		Year-to-Date	Ending
(Dollars in thousands)		Balance		Additions		Charges		Amortization(1)	Balance
Goodwill		$75,986	$		$		$		$75,986

Intangible assets:
Core deposit intangible		$33,299	$		$			$4,828	$28,471
Wealth management customer list intangible		898						130	768
Total intangible assets, net		$34,197	$		$			$4,958	$29,239

	December 31, 2024
						Accumulated
		Beginning				Impairment		Year-to-Date	Ending
(Dollars in thousands)		Balance		Additions		Charges		Amortization(1)	Balance
Goodwill		$63,370		$12,616	$		$		$75,986
Intangible assets:
Core deposit intangible	$			$36,629	$			$3,330	$33,299
Wealth management customer list intangible				988				90	898
Total intangible assets, net	$			$37,617	$			$3,420	$34,197
(1)	Core deposit intangible amortization is included in amortization of intangible assets in the consolidated statements of income and comprehensive income. Wealth management customer list intangible amortization is included in wealth management income on the consolidated statements of income and comprehensive income.

The aggregate amortization expense was $1.5 million and $4.9 million for the three and nine months ended September 30, 2025. The aggregate amortization expense was $1.7 million for both the three and nine months ended September 30, 2024.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

At September 30, 2025, the estimated future remaining amortization of the core deposit intangible and wealth management customer list intangible within the years ending December 31, are as follows:

(Dollars in thousands)	CDI	Wealth management customer list intangible	Total
2025	$1,499	$41	$1,540
2026	5,661	153	5,814
2027	4,995	135	5,130
2028	4,329	117	4,446
2029	3,663	99	3,762
Thereafter	8,324	223	8,547
Total amortizing intangible	$28,471	$768	$29,239

7. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs and unearned income at September 30, 2025, and December 31, 2024 are summarized as follows. The Company had net deferred loan origination costs of $2.1 million and $1.7 million at September 30, 2025 and December 31, 2024, respectively. Unearned income was $1.4 million at September 30, 2025 and $1.3 million at December 31, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commercial
Commercial and industrial	$664,615	$648,102
Municipal	196,469	187,918
Total	861,084	836,020
Real estate
Commercial	2,278,746	2,294,113
Residential	588,519	551,383
Total	2,867,265	2,845,496
Consumer
Indirect auto	100,298	117,914
Consumer other	14,212	14,955
Total	114,510	132,869
Equipment financing	173,508	179,120
Total	$4,016,367	$3,993,505

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

The Company excludes accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $14.5 million and $13.2 million at September 30, 2025 and December 31, 2024, respectively and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the Consolidated Balance Sheets, totaled $2.4 million and $0.2 million, respectively, at September 30, 2025 and is excluded from the estimate of credit losses, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner. At December 31, 2024, accrued interest receivable on available for sale securities and held to maturity securities was $2.2 million and $0.2 million, respectively.

The following tables present the changes in and period end balance of the allowance for credit losses at and for the three and nine months ended September 30, 2025 and 2024.

	September 30, 2025
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance July 1, 2025	$6,223	$1,446	$20,620	$5,006	$2,181	$5,414	$40,890
Charge-offs			(95)		(151)	(243)	(489)
Recoveries	12		116	20	109	23	280
(Credits) provisions	(487)	(43)	569	(285)	(346)	(246)	(838)
Ending balance	$5,748	$1,403	$21,210	$4,741	$1,793	$4,948	$39,843

	September 30, 2024
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance July 1, 2024	$2,171	$711	$15,156	$4,230	$855	$	$23,123
Merger-related adjustments - Non PCD Loans	2,259	502	4,149	1,785	1,470	4,163	14,328
Merger-related adjustments PCD Loans	337	71	371	468	320	274	1,841
Charge-offs	(5)		(26)		(444)	(58)	(533)
Recoveries	10		70	4	310	58	452
(Credits) provisions	(162)	(321)	2,172	(1,241)	(528)	210	130
Ending balance	$4,610	$963	$21,892	$5,246	$1,983	$4,647	$39,341

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	September 30, 2025
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance January 1, 2025	$6,004	$1,072	$21,804	$4,924	$2,540	$5,432	$41,776
Charge-offs	(572)		(157)	(92)	(797)	(1,255)	(2,873)
Recoveries	317		682	85	427	306	1,817
Provisions (Credits)	(1)	331	(1,119)	(176)	(377)	465	(877)
Ending balance	$5,748	$1,403	$21,210	$4,741	$1,793	$4,948	$39,843

	September 30, 2024
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance January 1, 2024	$2,272	$788	$14,153	$3,782	$900	$	$21,895
Merger-related adjustments - Non PCD Loans	2,259	502	4,149	1,785	1,470	4,163	14,328
Merger-related adjustments PCD Loans	337	71	371	468	320	274	1,841
Charge-offs	(51)		(27)		(640)	(58)	(776)
Recoveries	90		70	8	393	58	619
(Credits) provisions	(297)	(398)	3,176	(797)	(460)	210	1,434
Ending balance	$4,610	$963	$21,892	$5,246	$1,983	$4,647	$39,341

The following table represents the allowance for credit losses by major classification of loan and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at September 30, 2025 and December 31, 2024.

	September 30, 2025
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Ending balance	$5,748	$1,403	$21,210	$4,741	$1,793	$4,948	$39,843
Ending balance: individually evaluated	402		697	67		561	1,727
Ending balance: collectively evaluated	5,346	1,403	20,513	4,674	1,793	4,387	38,116
Loans receivable:
Ending balance	$664,615	$196,469	$2,278,746	$588,519	$114,510	$173,508	$4,016,367
Individually evaluated - collateral dependent - real estate	1,473		7,714	2,660			11,847
Individually evaluated - collateral dependent - non-real estate	663					1,726	2,389
Collectively evaluated	662,479	196,469	2,271,032	585,859	114,510	171,782	4,002,131

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	December 31, 2024
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for loan losses:
Ending balance	$6,004	$1,072	$21,804	$4,924	$2,540	$5,432	$41,776
Ending balance: individually evaluated for impairment	325		190			434	949
Ending balance: collectively evaluated for impairment	$5,679	$1,072	$21,614	$4,924	$2,540	$4,998	$40,827
Loans receivable:
Ending balance	648,102	$187,918	$2,294,113	$551,383	$132,869	$179,120	$3,993,505
Individually evaluated - collateral dependent - real estate	906		15,326	3,212			19,444
Individually evaluated - collateral dependent - non-real estate	1,007		284			1,429	2,720
Collectively evaluated	$646,189	$187,918	$2,278,503	$548,171	$132,869	$177,691	$3,971,341

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Nonaccrual Loans

The following table presents the Company’s nonaccrual loans, including non-PCD nonaccrual loans, at September 30, 2025 and December 31, 2024.

	September 30, 2025
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial	$1,955	$1,070	$885
Municipal
Real estate:
Commercial	7,714	1,222	6,492
Residential	2,300		2,300
Consumer	706		706
Equipment financing	1,711	1,409	302
Total	$14,386	$3,701	$10,685

	December 31, 2024
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial	$1,907	$343	$1,564
Municipal
Real estate:
Commercial	15,609	2,574	13,035
Residential	2,809		2,809
Consumer	744		744
Equipment financing	1,430	819	611
Total	$22,499	$3,736	$18,763

Interest income recorded on nonaccrual loans was $160 thousand and $887 thousand for the three months ended September 30, 2025, and September 30, 2024, respectively. Interest income recorded on nonaccrual loans was $303 thousand and $961 thousand for the nine months ended September 30, 2025, and September 30, 2024, respectively.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(Dollars in thousands)		2025		2024		2023	2022	2021	Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial
Pass		$64,424		$66,028		$59,297	$65,400	$52,347	$109,230		$229,520		$272	$646,518
Special mention		661		1,186		1,113	499	43	2,676		1,532		865	8,575
Substandard						421	524	729	62		7,786			9,522
Total commercial		65,085		67,214		60,831	66,423	53,119	111,968		238,838		1,137	664,615

Municipal
Pass		21,706		4,594		1,328	47,935	95,785	22,479		2,642			196,469
Special mention
Substandard
Total municipal		21,706		4,594		1,328	47,935	95,785	22,479		2,642			196,469

Commercial real estate
Pass		216,604		150,957		183,586	592,251	465,555	610,483		116		397	2,219,949
Special mention		578					925	4,623	25,778				85	31,989
Substandard				1,222		3,476	7,902	6,353	7,855					26,808
Total commercial real estate		217,182		152,179		187,062	601,078	476,531	644,116		116		482	2,278,746

Residential real estate
Pass		43,831		38,460		41,899	69,329	107,218	154,143		132,490			587,370
Special mention
Substandard								121	951		77			1,149
Total residential real estate		43,831		38,460		41,899	69,329	107,339	155,094		132,567			588,519

Consumer
Pass		22,345		22,428		27,359	25,462	11,617	3,723		855			113,789
Special mention
Substandard				36		129	238	177	139		2			721
Total consumer		22,345		22,464		27,488	25,700	11,794	3,862		857			114,510

Equipment financing
Pass		40,597		55,340		48,703	25,170	1,058						170,868
Special mention		-		-		137	16							153
Substandard		331		728		564	864							2,487
Total equipment financing		40,928		56,068		49,404	26,050	1,058						173,508

Total Loans		$411,077		$340,979		$368,012	$836,515	$745,626	$937,519		$375,020		$1,619	$4,016,367

Gross charge-offs
Commercial	$		$		$		$24	$57	$491	$		$		$572
Municipal
Commercial real estate							62		95					157
Residential real estate							92							92
Consumer				153		240	294	72	38					797
Equipment financing		46		34		711	464							1,255
Total Gross charge-offs		$46		$187		$951	$936	$129	$624	$		$		$2,873

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The major classifications of loans by past due status are summarized as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$1,064	$168	$2,211	$3,443	$661,172	$664,615	$496
Municipal					196,469	196,469
Real estate:
Commercial	1,021	92	3,816	4,929	2,273,817	2,278,746
Residential	962	842	1,614	3,419	585,100	588,519	354
Consumer	2,341	695	398	3,434	111,076	114,510	36
Equipment financing	878	982	522	2,382	171,126	173,508
Total	$6,266	$2,779	$8,561	$17,607	$3,998,760	$4,016,367	$886

	December 31, 2024
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$2,740	$157	$838	$3,735	$644,367	$648,102	$
Municipal					187,918	187,918
Real estate:
Commercial	2,800	141	11,164	14,105	2,280,008	2,294,113
Residential	2,390	997	2,477	5,864	545,519	551,383	403
Consumer	2,393	539	492	3,424	129,445	132,869	55
Equipment financing	639	1,259	815	2,713	176,407	179,120
Total	$10,962	$3,093	$15,786	$29,841	$3,963,664	$3,993,505	$458

The amount of residential loans in the formal process of foreclosure totaled $0.7 million at September 30, 2025 and $0.2 million at December 31, 2024.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presents the activity in the ACL on off balance sheet commitments, which includes commitments to extend credit, unused portions of lines of credit and standby letters of credit, for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024
Beginning balance	$849	$334
Merger related adjustments		1,179
Provision for (credit to) credit losses recorded in noninterest expense	252	(784)
Total allowance for credit losses on off balance sheet commitments	$1,101	$729

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024
Beginning balance	$880	$43
Merger related adjustments		1,179
Charge-off	(1)
Provision for (credit to) credit losses recorded in noninterest expense	222	(493)
Total allowance for credit losses on off balance sheet commitments	$1,101	$729

The contractual amounts of off-balance sheet commitments at September 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$629,573	$589,725
Unused portions of lines of credit	170,946	150,840
Standby letters of credit	63,652	60,353
	$864,171	$800,918

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Modifications to Borrowers Experiencing Financial Difficulty

The following table presents, by class of loans, information regarding nonaccrual modified loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 and 2024. There were no new nonaccrual modified loans during the three months ended September 30, 2025 or 2024.

	Other-Than-Insignificant Payment Delay
	For the nine months ended September 30, 2025 and September 30, 2024
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

The following table presents, by class of loans, information regarding the financial effect on nonaccrual modified loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 and 2024.

	Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Financial Effect
For the Nine Months Ended September 30, 2025
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial	1	Modified principal and interest payment to interest only for 4 months

Total	1
For the Nine Months Ended September 30, 2024
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial
Total

The following tables present, by class of loans, the amortized cost and performance status of nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the nine months ended September 30, 2025 and 2024.

		For the Nine Months Ended September 30, 2025
(Dollars in thousands)		Current		30-89 Days Past Due		90 Days or More Past Due		Total
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial	$		$			$242		$242
Total	$		$			$242		$242

		For the Nine Months Ended September 30, 2024
(Dollars in thousands)		Current		30-89 Days Past Due		90 Days or More Past Due		Total
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial	$		$		$		$
Total	$		$		$		$

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

8. Other assets:

The components of other assets at September 30, 2025 and December 31, 2024 are summarized as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Other real estate owned	$2,685	$738
Mortgage servicing rights (1)	1,219	1,304
Prepaid shares tax	871	1,304
Equity investments without readily determinable fair value	5,362	5,080
Prepaid pension	6,264	5,788
Prepaid expenses	8,521	7,031
Restricted equity securities (FHLB and ACBB)	13,517	10,220
Investment in low income housing partnerships	15,803	17,886
Interest rate swaps(2)	15,708	20,537
Other assets	4,714	5,031
Total	$74,664	$74,919
(1)	The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $175.8 million at September 30, 2025 and $185.2 million at December 31, 2024.
(2)	Interest rate swaps balance represents the fair value of the commercial loan back-to-back swaps.

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

At September 30, 2025, the Company owned 31 corporate debt securities with an aggregate amortized cost and fair value of $23.5 million and $23.9 million, respectively. At September 30, 2025, the market was not active for two corporate debt securities based on transaction criteria for similar instruments. The aggregate amortized cost and fair value for these two securities was $1.8 million and $2.0 million, respectively, at September 30, 2025. The Company obtained valuations for these securities from a third-party service provider that prepared the valuations using a market approach that involves identifying a population of transactions for similar instruments and incorporating an evaluation to capture credit risk associated with these bonds. Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing the population and evaluation of credit risk. Management believes this approach to be a conservative approach as it takes into consideration securities that have longer maturities or longer call dates, issuers with smaller asset sizes, and securities with smaller issue amounts. These factors are typically considered to be factors that would add credit spread to a bond, thus resulting in a higher required yield. Management believes the valuation results from this market approach to be consistent with pricing and data for similar deals at September 30, 2025. The Company considers the inputs used in the market approach to be unobservable Level 3 inputs because, while inputs are based on actual transactions, the relative number of transactions in the population is small and subjective assumptions are used in determining and applying factors to incorporate credit spreads into the price determination. Management will continue to monitor the market for these securities to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from the Company’s third-party service provider. During the quarter and nine months ended September 30, 2025, there were no transfers into Level 3.

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

Other real estate owned:  Other real estate owned ("OREO") represents properties that the Company has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan, and former bank premises that are no longer used for operations or for future expansion. The Company reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the consolidated balance sheets. OREO had a carrying amount of $2.7 million and $738 thousand at September 30, 2025 and December 31, 2024, respectively. During the year ended December 31, 2024, one former community banking office with a carrying value of $711 thousand was transferred to OREO. In 2025, an additional former banking office with a carrying value of $433 thousand was transferred to OREO. The Company also acquired one commercial property through foreclosure. The commercial property had a recorded investment of $1.5 million that was included in OREO at September 30, 2025. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreements of sale received from third parties.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 are summarized as follows:

	At September 30, 2025
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$128,507	$128,507	$	$
State and municipals:
Taxable	61,198		61,198
Tax-exempt	83,786		83,786
Residential mortgage-backed securities:
U.S. government agencies	10,104		10,104
U.S. government-sponsored enterprises	159,696		159,696
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,888		1,888
Private collateralized mortgage obligations	45,425		45,425
Asset backed securities	19,283		19,283
Corporate debt securities	23,907		21,935	1,972
Negotiable certificates of deposit	727		727
Common equity securities	2,473	2,473
Total investment securities	$536,994	$130,980	$404,042	$1,972
Interest rate swap-other assets	$15,708		$15,708
Interest rate swap-other liabilities	$(15,470)		$(15,470)

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

The $2.6 million change in the fair value of Level 3 corporate debt securities from $4.6 million at December 31, 2024 to $2.0 million at September 30, 2025 included a redemption of one security with a fair value of $2.7 million at December 31, 2024 and an aggregate increase in the fair value of the remaining two securities of $0.1 million.

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$14,236	$	$	$14,236
Other real estate owned	$2,685	$	$	$2,685

	December 31, 2024
	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$22,164	$	$	$22,164
Other real estate owned	$738	$	$	$738

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024 and for which the Company has utilized Level 3 inputs to determine fair value:

	September 30, 2025
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
(Dollars in thousands, except percents)	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$14,236	Appraisal of collateral	Appraisal adjustments	5.0% to 94.0% (57.5)%
			Liquidation expenses	3.0% to 6.0% (5.5)%
Other real estate owned	$2,685	Appraisal of collateral	Appraisal adjustments	0.0% to 10.0% (2.9)%
			Liquidation expenses	0.0% to 6.0% (0.0)%

	December 31, 2024
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
(Dollars in thousands, except percents)	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$22,164	Appraisal of collateral	Appraisal adjustments	3.0% to 111.9% (59.6)%
			Liquidation expenses	0.0% to 6.0% (5.6)%
Other real estate owned	$738	Appraisal of collateral	Appraisal adjustments	0.0% to 10.0% (9.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at September 30, 2025 and December 31, 2024 and their placement within the fair value hierarchy are as follows:

			September 30, 2025
			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$179,923	$179,923	$179,923	$	$
Investment securities:
Available for sale	534,521	534,521	128,507	404,042	1,972
Held to maturity	73,286	63,545		63,545
Common equity securities	2,473	2,473	2,473
Loans held for sale	816	816		816
Net loans	3,976,524	3,909,350			3,909,350
Accrued interest receivable	16,995	16,995		16,995
Mortgage servicing rights	1,219	2,163		2,163
Restricted equity securities (FHLB and other)	13,517	13,517		13,517
Other assets - interest rate swaps	15,708	15,708		15,708
Total	$4,814,982	$4,739,011
Financial liabilities:
Deposits	$4,289,731	$4,287,471	$	$4,287,471	$
Short-term borrowings	76,310	76,173		76,173
Long-term debt	137,029	137,803		137,803
Subordinated debt	83,111	85,761		85,761
Junior subordinated debt	8,114	7,342		7,342
Accrued interest payable	7,976	7,976		7,976
Other liabilities - interest rate swaps	15,470	15,470		15,470
Total	$4,617,741	$4,617,996

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

10. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”) and a Retirement Profit Sharing Plan. The Company also maintains Supplemental Executive Retirement Plans (“SERPs”) and an Employees’ Pension Plan, which

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

is currently frozen. On June 25, 2025, the board of directors adopted a resolution to merge the ESOP into the Retirement Profit Sharing Plan, which was completed on October 31, 2025.

For the three and nine months ended September 30, salaries and employee benefits expense includes approximately $531 thousand and $1.7 million, respectively in 2025 and $607 thousand and $1.3 million, respectively in 2024 relating to the employee benefit plans.

The components of net periodic pension benefit for the three months and nine months ended September 30, 2025 and 2024 are summarized in the following tables:

	Three Months Ended September 30,
	Pension Benefits
(Dollars in thousands)	2025	2024
Net periodic pension benefit:
Interest cost	$166	$158
Expected return on plan assets	(337)	(320)
Amortization of unrecognized net loss	35	49
Net periodic pension benefit	$(136)	$(113)

	Nine Months Ended September 30,
	Pension Benefits
(Dollars in thousands)	2025	2024
Net periodic pension benefit:
Interest cost	$496	$475
Expected return on plan assets	(1,011)	(961)
Amortization of unrecognized net loss	106	146
Net periodic pension benefit:	$(409)	$(340)

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

On July 1, 2024, as a result of the FNCB merger, the Company assumed the outstanding and unvested restricted stock awards granted under the FNCB Bancorp, Inc. 2023 Equity Incentive Plan. These awards are being expensed over the remaining life of 43 months. For the three and nine months ended September 30, 2025, the Company recognized net compensation expense of $29 thousand and $86 thousand, respectively.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

As of September 30, 2025, 23,049 shares of the Company’s common stock were available for grants as awards pursuant to the 2023 Plan. While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan. If any awards outstanding under the 2017 Plan or 2023 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others under the 2023 Plan.

For the nine months ended September 30, 2025, the Company granted 38,925 performance based restricted stock units and 32,371 time based restricted stock units under the 2023 Plan. For the nine months ended September 30, 2024, the Company granted 23,243 performance based restricted stock units and 8,895 time based restricted stock units under the 2023 Plan.

The non-performance restricted stock awards and restricted stock units made in 2025, 2024 and 2023 vest equally over three, five or seven years, as applicable. The performance-based restricted stock units vest over two or three fiscal years and include conditions based on the Company’s two- and three-year cumulative diluted earnings per share and two and three-year average return on tangible common equity that determines the number of restricted stock units that may vest.

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

The Company recognized compensation costs of $252 thousand and $707 thousand for the three and nine months ended September 30, 2025, for awards granted under the 2023 Plan. In addition, the Company reversed $491 thousand in accrued expense related to the vesting of 2022 performance restricted stock unit awards and $213 thousand related to the 2024 performance stock unit awards.

The Company recognized net compensation costs of $203 thousand and $603 thousand for the three and nine months ended September 30, 2024 for awards granted under the 2023 Plan and recognized compensation expense of $84 thousand and $251 thousand for the three and nine months ended September 30, 2024 for the awards granted under the 2017 Plan.

As of September 30, 2025, the Company had $2.6 million of unrecognized compensation expense associated with restricted stock and restricted stock unit awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 3.8 years.

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

As of September 30, 2025 and December 31, 2024, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
AFS Securities (1)	$139,436	$155,731	$353	$239
Fixed Rate Loans (2)	50,025	50,195	25	195
Total	$189,461	$205,926	$378	$434
(1)	Fixed Rate AFS Securities. These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. The amounts of the designated hedged items were $75.0 million at September 30, 2025 and $100.0 million at December 31, 2024.

(2)	Fixed Rate Loan Assets. These amounts include the carrying value of fixed rate loan assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2025 and December 31, 2024, the principal value of the hedged item was $50.0 million.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of September 30, 2025, the Company had 146 interest rate swaps and 8 associated risk participation agreements with a current asset aggregate notional amount of $310.8 million and a current liability aggregate notional amount of $305.6 million related to this program.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024.

Fair Values of Derivative Instruments
		Derivative Assets							Derivative Liabilities

		As of September 30, 2025 (1)				As of December 31, 2024 (1)			As of September 30, 2025 (1)			As of December 31, 2024 (1)
(Dollars in thousands)		Notional Amount	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$		Other assets	$		Other assets	$		$125,000	Other liabilities	$398	Other liabilities	$447
Total derivatives designated as hedging instruments				$			$				$398		$447

Derivatives not designated as hedging instruments
Interest rate products		$298,552	Other assets		$16,063	Other assets		$21,005	$298,552	Other liabilities	$15,825	Other liabilities	$20,619
Other contracts		12,179	Other assets		1	Other assets		1	7,031	Other liabilities		Other liabilities
Total derivatives not designated as hedging instruments					$16,064			$21,006			$15,825		$20,619
(1)	The notional asset amount of interest rate swaps at September 30, 2025 was $298.6 million and $12.2 million for risk participation agreements. The notional asset amount of interest rate swaps at December 31, 2024 was $297.9 million and $14.8 million for risk participation agreements. The notional liability amount of interest rate swaps at September 30, 2025 was $298.6 million and $7.0 million for risk participation agreements. The notional liability amount of interest rate swaps at December 31, 2024 was $ 297.9 million and $7.2 million for risk participation agreements. Amounts include accrued interest.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2024.

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the Three Months Ended September 30,
	2025	2024
(Dollars in thousands)	Interest Income	Interest Income

Total amounts of income and expense line items presented in the consolidated statements of income and
comprehensive income in which the effects of fair value or cash flow hedges are recorded.	$(11)	$586

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	(57)	2,010
Derivatives designated as hedging instruments	46	(1,424)
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of (loss) gain reclassified from AOCI into income
Amount of gain reclassified from AOCI into income - Included Component
Amount of (loss) reclassified from AOCI into income - Excluded Component

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the Nine Months Ended September 30,
	2025	2024
(Dollars in thousands)	Interest Income	Interest Income

Total amounts of income and expense line items presented in the statements of income and
comprehensive income in which the effects of fair value or cash flow hedges are recorded.	$(63)	$21

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	(56)	206
Derivatives designated as hedging instruments	(7)	(185)
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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025 and 2024.

		Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain or (Loss)
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income on Derivative	Income on Derivative	Income on Derivative
	Recognized in Income	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	on Derivatives	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Derivatives not designated as hedging instruments:
Interest rate products	Other income / (other expense)	$(36)	$(120)	$(148)	$(170)
Other contracts	Other income / (other expense)			(4)
Total		$(36)	$(120)	$(152)	$(170)

Fee income	Fee income	$219	$67	$537	$195

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of September 30, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$16,063	$	$16,063	$	$10,960	$5,103

Offsetting of Derivative Liabilities
as of September 30, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$16,223	$	$16,223	$16,223	$	$

Offsetting of Derivative Assets
as of December 31, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$21,005	$	$21,005	$	$15,900	$5,105

Offsetting of Derivative Liabilities
as of December 31, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted*	Amount

Derivatives	$21,065	$	$21,065	$21,065	$	$

*Cash collateral of $2.4 million and $0.8 million was paid as of September 30, 2025 and December 31, 2024, respectively, but not presented as an offset above.

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

As of September 30, 2025, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.6 million. As of December 31, 2024, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $350 thousand.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.4 million and $0.8 million against its obligations under these agreements at September 30, 2025 and December 31, 2024, respectively. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the termination value.

12. Deposits

The major components of interest-bearing and noninterest-bearing deposits at September 30, 2025 and December 31, 2024 are summarized as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Interest-bearing deposits:
Money market accounts	$1,026,725	$936,239
Interest-bearing demand and NOW accounts	1,186,342	1,238,853
Savings accounts	493,957	492,180
Time deposits less than $250	497,131	620,725
Time deposits $250 or more	173,532	184,039
Total interest-bearing deposits	3,377,687	3,472,036
Noninterest-bearing deposits	912,044	935,516
Total deposits	$4,289,731	$4,407,552

The scheduled maturities of all time deposits through September 30 of each year are summarized as follows:

(Dollars in thousands)
2026	$557,116
2027	80,679
2028	17,562
2029	5,977
2030	7,539
Thereafter	1,790
$670,663

13. Borrowings

Short-term borrowings consist of FHLB overnight borrowings or advances with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties. Short-term borrowings at

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

September 30, 2025, which included overnight FHLB advances and collateral pledged by derivative counterparties to offset interest rate exposure, totaled $76.3 million. Short-term borrowings at December 31, 2024 which included cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $15.9 million.

The table below outlines short-term borrowings at and for the nine months ended September 30, 2025 and at and for the year ended December 31, 2024:

	At and for the nine months ended September 30, 2025
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Period	of the Period
FHLB advances - Overnight	$65,350	$14,511	$65,350	4.76%	4.47%
Other borrowings	10,960	13,846	18,160	4.44	4.11
Total short-term borrowings	$76,310	$28,357	$83,510	4.60%	4.42%

	At and for the year ended December 31, 2024
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances - Overnight	$	$6,733	$83,900	5.53%		%
Federal Reserve Bank - BTFP		12,352	24,968	5.73
Other borrowings	15,900	18,035	25,050	5.27	4.34
Total short-term borrowings	$15,900	$37,120	$133,918	5.48%	4.34%

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

At September 30, 2025, $2.4 billion in loans were pledged to the FHLB providing a maximum borrowing capacity of $1.7 billion of which $202.6 million was outstanding in borrowings and $403.0 million was used to issue standby letters of credit to primarily collateralize public fund deposits. At December 31, 2024, the maximum borrowing capacity was $1.7 billion, of which $99.1 million was outstanding in long-term debt and $487.8 million was used to issue standby letters of credit to collateralize public fund deposits.

In addition to borrowings from FHLB and correspondent bank lines of credit, the Company has availability through the Federal Reserve Bank’s Discount Window of $388.2 million at September 30, 2025. The FRB’s borrower-in-custody program allows depository institutions to pledge loans as collateral for Discount Window advances while retaining possession of the loan documentation. At September 30, 2025, $378.0 million in loans were pledged as collateral for the borrower-in-custody program and provided $282.1 million in borrowing capacity. At September 30, 2025, securities with a current par value of $110.8 million were pledged at the Discount Window resulting in a borrowing capacity of $106.2 million.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Long-term debt consisting of advances from the FHLB at September 30, 2025 and December 31, 2024 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed		September 30, 2025	December 31, 2024
March 2025	4.37%	$		$10,000
December 2025	4.40		9,567	9,567
December 2025	4.36		20,000	20,000
March 2026	4.78		4,292	4,292
March 2026	4.20		15,000	15,000
May 2026	4.08		5,000	5,000
August 2026	3.98		12,047
October 2026	3.95		15,284
June 2027	4.16		5,224	5,224
July 2027	4.01		21,773
August 2027	4.40		6,462	6,461
October 2027	5.29		2,954	3,941
October 2027	5.18		5,475	5,475
March 2028	4.45		14,188	14,188
Total FHLB long-term debt			137,266	99,148
Less net fair value discount			(237)	(511)
Total long-term debt			$137,029	$98,637

Maturities of long-term debt, by contractual maturity, for the remainder of 2025 and subsequent years are as follows:

(Dollars in thousands)
2025	$29,567
2026	51,623
2027	41,888
2028	14,188
Total FHLB long-term debt	137,266
Less net fair value discount	(237)
Total long-term debt	$137,029

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

14. Subordinated debt

On June 30, 2025, the Company redeemed $33.0 million aggregate principal amount of its 5.375% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2020 Notes”) which were sold to accredited investors on June 1, 2020. The 2020 Notes qualified as Tier 2 capital for regulatory capital purposes. The 2020 Notes bore interest at a rate of 5.375% per year for the first five years and then floated based on a benchmark rate (as defined in the 2020 Notes), provided that the interest rate applicable to the outstanding principal balance during the floating period was at no time to be less than the 4.75%. The interest rate on the 2020 Notes adjusted to 9.08% on June 1, 2025. Interest was payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020, for the first five years after issuance and would have been payable quarterly in arrears thereafter on March 1, June 1, September 1, and December 1. The 2020 Notes were scheduled to mature on June 1, 2030 and were redeemable in whole or in part, without premium or penalty, at any time on or after June 1, 2025 and prior to June 1, 2030.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

On July 1, 2024, the Company assumed $10.3 million of floating rate junior subordinated deferrable interest debentures due December 15, 2036 (“Debentures”) as a result of the FNCB merger at a fair market value of $8.0 million. The Debentures are held by First National Community Statutory Trust I, a Delaware statutory trust (the “Trust”). The Debentures and corresponding trust preferred securities (the “Trust Securities”) have a variable interest rate which resets quarterly to 3-month CME Term SOFR plus a spread adjustment of 0.26161% and a margin of 1.67%. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. The Trust Securities may be prepaid beginning December 15, 2011. The Company’s investment in the Trust is reflected on a deconsolidated basis. At September 30, 2025, the Debentures totaling $8.1 million, have been reflected in borrowed funds in the consolidated balance sheets under the caption “Junior Subordinated Debentures” and interest expense of $563 thousand on the Debentures is in its consolidated statements of income and comprehensive income.

15. Related party transactions

In conducting its business, Peoples has engaged in, and intends to continue to engage in, banking and financial transactions with directors, executive officers and their related parties.

Peoples Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the period ended September 30, 2025.

(Dollars in thousands)	September 30, 2025
Balance, beginning of period	$130,563
Additions, new loans and advances	30,809
Repayments and other reductions	(18,106)
Balance, end of period	$143,266

At September 30, 2025 and December 31, 2024, there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by Peoples Bank at September 30, 2025, and December 31, 2024, were $139.7 million and $132.0 million, respectively.

On June 30, 2025, the Company redeemed $33.0 million of its 2020 Notes, $3.0 million of which were held by directors, executive officers and their related parties.

In the course of its operations, the Bank acquires goods and services from, and transacts business with various companies of related parties, which include, but are not limited to legal services, rent, vehicle repair and dealer reserve payments. The Bank recorded payments to related parties for goods and services of $18 thousand and $154 thousand for the three and nine months ended September 30, 2025, respectively, and $28 thousand for both three and nine months ended September 30, 2024.

During the third quarter of 2025, the Company commenced consolidating its corporate headquarters and its executive, administrative and operations departments into a new facility located in Moosic, Pennsylvania. Also, during the third quarter of 2025, the Company entered into a sales agreement with a related party to sell nine parcels of land and improvements and two buildings and improvements of its former corporate center campus located in Dunmore, Pennsylvania for a contracted selling price of $3.7 million. The aggregate carrying value of the properties to be sold is

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

$4.3 million. The Company recognized an impairment charge of $0.6 million on the pending sale, which is included in noninterest income in the consolidated statements of income for the three and nine months ended September 30, 2025. The sale of these properties is expected to be completed in the fourth quarter of 2025.

16. Regulatory matters

The Company’s ability to pay dividends to its shareholders is largely dependent on Peoples Bank’s ability to pay dividends to the Company. Regulations with respect to the banking industry limit the amount of dividends that may be paid without prior approval of Peoples Bank’s regulatory agency.

The Company and Peoples Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Peoples Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Peoples Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Peoples Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of September 30, 2025 and December 31, 2024, that the Company and Peoples Bank met all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require Peoples Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Company’s and Bank’s risk-based capital and related ratios at September 30, 2025 and December 31, 2024:

	September 30, 2025
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$433,211	11.01%	$177,062	4.50%	NA	NA
Bank	514,266	13.09	176,791	4.50	$255,365	6.50%
Tier 1 capital to risk-weighted assets:
Company	443,211	11.26	236,169	6.00	NA	NA
Bank	514,266	13.09	235,722	6.00	314,295	8.00
Total capital to risk-weighted assets:
Company	564,792	14.35	314,867	8.00	NA	NA
Bank	552,736	14.07	314,278	8.00	392,847	10.00
Tier 1 capital to average assets:
Company	443,211	8.87	199,870	4.00	NA	NA
Bank	514,266	10.31	199,521	4.00	249,402	5.00
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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: macroeconomic trends, including interest rates and inflation and their effect on our investment values; the effects of any recession in the United States; political instability and the consequences thereof, such as the recent shutdown of the U.S. federal government, the impact on financial markets from geopolitical conflict, including from wars, military conflict or trade policies, including tariffs, or retaliatory tariffs, tariff counter-measures, or the threat of such actions; impairment charges relating to our investment portfolio; credit risks in connection with our lending activities; the economic health of our market area; our exposure to commercial and industrial, construction, commercial real estate, and equipment finance loans; our ability to maintain an adequate allowance for credit losses; access to liquidity; the strength of our customer deposit levels; unrealized losses; reliance on our subsidiaries; accounting procedures, policies and requirements; changes in the value of goodwill; future pension plan costs; our ability to retain key personnel; the strength of our disclosure controls and procedures; environmental liabilities; reliance on third-party vendors and service providers; competition from non-bank entities; the development and use of AI in business processes, services, and products; our ability to prevent, detect and respond to cybersecurity threats and incidents; a failure of information technology, whether due to a breach, cybersecurity incident, or ability to keep pace with growth and developments; our ability to comply with privacy and data protection requirements; changes in U.S. or regional economic conditions; our ability to compete effectively in our industry; the soundness of other financial institutions; adverse changes (or the threat of such changes) in laws and regulations; fiscal and monetary policies of the federal government and its agencies; a failure to meet minimum capital requirements; our ability to realize the anticipated benefits of the FNCB merger; future acquisitions or a change in control. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, in Part II, Item 1A of this report, and in reports we file with the Securities and Exchange Commission from time to time.

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

Goodwill and Other Intangible Assets:

The Company has goodwill with a net carrying value of $76.0 million at both September 30, 2025 and December 31, 2024. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At September 30, 2025, we performed a qualitative evaluation, which involves determining whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

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

We believe that the fair values of our intangible assets were in excess of their carrying amounts and therefore there was no impairment of intangible assets at September 30, 2025.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Review of Financial Position:

Total assets increased $68.0 million, or 1.8% annualized, from December 31, 2024, and totaled $5.2 billion at September 30, 2025. The increase in assets during the nine months is primarily due to increases in cash and cash equivalents, loans, and investments and securities. Cash and cash equivalents increased $44.1 million to $179.9 million at September 30, 2025, from $135.8 million at December 31, 2024. Investments increased $3.4 million to $610.3 million at September 30, 2025, from $606.9 million at December 31, 2024. Loans which were $4.0 billion at September 30, 2025, increased $22.9 million from December 31, 2024.

Deposits decreased $117.8 million to $4.3 billion at September 30, 2025, from $4.4 billion at December 31, 2024, primarily due to the redemption of brokered deposits, combined with seasonal outflows of municipal funds. Interest-bearing deposits decreased $94.3 million to $3.4 billion compared to $3.5 billion at December 31, 2024. Noninterest-bearing deposits decreased $23.5 million to $912.0 million at September 30, 2025, from $935.5 million as of December 31, 2024.

Total short-term borrowings at September 30, 2025, were $76.3 million, an increase of $60.4 million from $15.9 million at December 31, 2024. Long term debt increased $38.4 million to $137.0 million at September 30, 2025 from $98.6 million at December 31, 2024. Subordinated debentures increased $50.1 million to $83.1 million at September 30, 2025, from $33.0 million at December 31, 2024, on the net issuance of new and redemption of formerly outstanding debt. Junior subordinated debt totaled $8.1 million and $8.0 million at September 30, 2025 and December 31, 2024, respectively.

Total stockholders’ equity increased $40.3 million from $469.0 million at year-end 2024 to $509.3 million at September 30, 2025, due largely to net income and a decrease to accumulated other comprehensive loss resulting from a reduction in the unrealized loss on available for sale investment securities, partially offset by dividends paid.

For the nine months ended September 30, 2025, total assets averaged $5.0 billion, an increase of $0.8 billion from $4.2 billion for the same period of 2024 primarily due to the FNCB merger.

Investment Portfolio:

The majority of the investment portfolio is classified as available for sale, which provides greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available for sale totaled $534.5 million at September 30, 2025, an increase of $8.2 million, or 2.1% annualized, from $526.3 million at December 31, 2024. The increase was primarily due to purchases and a decrease in unrealized losses, partially offset by maturities, calls, and principal payments.

Investment securities held to maturity, which consisted of 85.3% mortgage-backed securities issued or guaranteed by U.S. Government agencies and U.S. Government-sponsored entities and the remainder of tax-exempt municipal securities, totaled $73.3 million at September 30, 2025, a decrease of $4.9 million, or 8.4% annualized from $78.2 million at December 31, 2024. The decrease was primarily due to principal payments on mortgage-backed securities. Held to maturity securities had a market value of $63.5 million at September 30, 2025, compared to $65.2 million at December 31, 2024.

The Company also holds a portfolio of equity investments, consisting primarily of publicly traded bank holding companies, which are carried at fair value. Equity investments totaled $2.5 million at September 30, 2025 compared to $2.4 million at December 31, 2024.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the nine months ended September 30, 2025, investments averaged $640.7 million, an increase of $52.0 million or 8.8% compared to $588.7 million for the same period last year. Average tax-exempt municipal bonds have increased $3.3 million or 3.8% to $90.9 million for the nine months ended September 30, 2025, from $87.6 million during the comparable period of 2024, and taxable investments have increased $48.7 million, or 9.7% to $549.8 million from an average of $501.1 million for the nine months ended September 30, 2024. The fully tax-equivalent (“FTE”) yield on the investment portfolio, a non-GAAP measure, increased 82 basis points to 3.11% for the nine months ended September 30, 2025, from 2.29% for the comparable period of 2024.

Securities available for sale are carried at fair value, with unrealized gains or losses, net of deferred income taxes, reported in the Accumulated Other Comprehensive Loss component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $26.7 million net of a deferred income tax benefit of $7.4 million at September 30, 2025, and net unrealized losses of $38.3 million, net of deferred income tax benefit of $10.7 million, at December 31, 2024.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Total loans increased $22.9 million or 0.8% annualized since December 31, 2024, and totaled $4.0 billion at September 30, 2025.

Commercial and industrial loans, which include municipal loans, increased $25.1 million to $861.1 million at September 30, 2025, compared to $836.0 million at December 31, 2024.

Commercial real estate loans, which were $2.3 billion at September 30,2025, decreased $15.4 million from December 31, 2024.

Residential real estate loans increased $37.1 million to $588.5 million at September 30, 2025, compared to $551.4 million at December 31, 2024, which reflected strong demand for our HELOC product.

Consumer loans, which consist primarily of indirect auto loans, decreased $18.4 million to $114.5 million at September 30, 2025, compared to $132.9 million at December 31, 2024.

Equipment financing loans decreased $5.6 million to $173.5 million at September 30, 2025, compared to $179.1 million at December 31, 2024.

For the nine months ended September 30, 2025, total loans averaged $4.0 billion, an increase of $726.4 million or 22.2% compared to $3.3 billion for the same period of 2024. The FTE yield on the loan portfolio was 5.99% for the nine months ended September 30, 2025, a 49 basis point increase from 5.50% for the comparable period last year. The increase in yield was due to the impact of effective interest rates on the loans acquired in the FNCB merger, together with new loan volume and loans that have repriced higher during the current period.

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

Unused commitments at September 30, 2025, totaled $864.2 million, consisting of $800.5 million in unfunded commitments of existing loan facilities and $63.7 million in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and, therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2024 totaled $800.9 million, consisting of $740.6 million in unfunded commitments of existing loans and $60.3 million in standby letters of credit. An allowance for credit losses of $1.1 million and $0.9 million was recorded for unused commitments at September 30, 2025, and December 31, 2024, respectively.

Asset Quality:

Distribution of nonperforming assets

(Dollars in thousands, except percents)	September 30, 2025	December 31, 2024
Nonaccrual loans	$14,386	$22,499
Accruing loans past due 90 days or more:	886	458
Total nonperforming loans	15,272	22,957
Foreclosed assets	1,541	27
Total nonperforming assets	$16,813	$22,984
Total loans held for investment	$4,016,367	$3,993,505
Allowance for credit losses	39,843	41,776
Allowance for credit losses as a percentage of loans held for investment	0.99%	1.05%
Allowance for credit losses as a percentage of nonaccrual loans	276.96%	185.68%
Nonaccrual loans as a percentage of loans held for investment	0.36%	0.56%
Nonperforming loans as a percentage of loans, net	0.38%	0.58%
Nonperforming assets as a percentage of total assets	0.33%	0.45%

Nonperforming assets decreased by $6.2 million during the first nine months of 2025, to $16.8 million, or 0.33% of total assets, at September 30, 2025, a decrease from $23.0 million, or 0.45% of total assets, at December 31, 2024. The decrease was primarily caused by a decrease in nonaccrual loans, partially offset by an increase in foreclosed assets.

Loans on nonaccrual status decreased $8.1 million to $14.4 million at September 30, 2025, from $22.5 million at December 31, 2024. The reduction in nonaccrual loans primarily reflected the payoff of several large commercial credit relationships, including commercial real estate and commercial and industrial loans, that were on nonaccrual status. There was one foreclosed property with a carrying value of $1.5 million at September 30, 2025 and one property with a carrying value of $27 thousand at December 31, 2024. The property outstanding at December 31, 2024 was sold during the nine months ended September 30, 2025 for $22 thousand. A net loss of $5 thousand was realized on the sale which is included in non-interest income for the nine months ended September 30, 2025.

We pursue a goal of maintaining a high loan-to-deposit ratio in order to drive profitability. However, this objective is superseded by our goal of maintaining strong asset quality. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit.

The allowance for credit losses equaled $39.8 million or 0.99% of loans, net, at September 30, 2025, compared to $41.8 million, or 1.05% of loans, net, at December 31, 2024. Net charge-offs of $1.1 million were recognized in the nine months ended September 30, 2025, and were $157 thousand in the same period in 2024. The provision for the quarter ended September 30, 2025 was a $0.8 million credit compared to a provision of $14.5 million in the same quarter of

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

2024 and was a credit of $0.9 million in the nine months ended September 30, 2025, compared to a provision of $15.8 million in the nine months ended September 30, 2024. The credits to the provision in 2025 are primarily due to a combination of a reduction in specific reserves on individually evaluated loans resulting from a decrease in non-performing loans, and changes in model loss rates, which reflected improved asset quality metrics.

Deposits:

We attract the majority of our deposits from within our market areas through the offering of various deposit instruments including demand deposit accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs.

Total deposits decreased $117.8 million, or 3.6% annualized, to $4.3 billion at September 30, 2025, from $4.4 billion at December 31, 2024. Noninterest-bearing deposits decreased $23.5 million, or 3.4% annualized, and interest-bearing deposits decreased $94.3 million, or 3.6% annualized, when comparing September 30, 2025 to December 31, 2024. The decrease in deposits was primarily due to seasonal reductions in municipal deposit balances, coupled with reductions in time deposits, primarily in higher cost brokered CDs.

Interest-bearing demand and money market accounts increased $38.0 million and were $2.2 billion at September 30, 2025 from $2.2 billion at December 31, 2024. Savings accounts increased $1.8 million to $494.0 million as of September 30, 2025, from $492.2 million at December 31, 2024. Time deposits less than $250 thousand decreased $123.6 million to $497.1 million at September 30, 2025, from $620.7 million at December 31, 2024. Time deposits of $250 thousand or more decreased $10.5 million to $173.5 million at September 30, 2025, from $184.0 million at year end 2024.

The deposit base consisted of 40.9% retail accounts, 36.4% commercial accounts, 18.9% municipal relationships and 3.8% brokered deposits at September 30, 2025. At September 30, 2025, total estimated uninsured deposits were approximately $1.4 billion, or 32.3% of total deposits; as compared to approximately $1.4 billion, or 31.3% of total deposits at December 31, 2024.

For the nine months ended September 30, interest-bearing deposits averaged $3.4 billion in 2025 compared to $3.0 billion in 2024, an increase of $420.7 million. The cost of interest-bearing deposits was 2.42% for the nine months ended September 30, 2025, a decrease of 43 basis points compared to 2.85% for the same period last year. The lower costs are due primarily to decreases in the interest rate environment versus the same period in 2024 and the Company’s actions to reduce deposit costs.

Borrowings:

Peoples Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB. In addition, Peoples Bank may borrow from the Federal Reserve utilizing the Discount Window.

Overall, total borrowings were $304.6 million at September 30, 2025, which included short-term borrowings, long-term debt, and subordinated debt, compared to $155.6 million at December 31, 2024, an increase of $149.0 million. At September 30, 2025, short-term borrowings, which were comprised of both overnight borrowings from the FHLB and cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $76.3 million compared to $15.9 million at December 31, 2024, an increase of $60.4 million. Long-term debt was $137.0 million at September 30, 2025 compared with $98.6 million at year end 2024, and was comprised exclusively of advances from the FHLB. The increase in short-term borrowings was used to support on balance liquidity at September 30, 2025, while the $38.4

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

million increase in long-term FHLB debt reflected a shift in wholesale funding utilization to FHLB advances from brokered CDs in order to manage funding costs. Junior subordinated debt, which was acquired as part of the FNCB merger and reported net of discount, totaled $8.1 million and $8.0 million at September 30, 2025 and December 31, 2024, respectively. Subordinated debt outstanding was $83.1 million at September 30, 2025 and $33.0 million at December 31, 2024. The increase was due to the private placement of $85.0 million in new Subordinated Notes net of $1.8 million in associated unamortized issuance costs, partially offset by the redemption of the $33.0 million aggregate principal of the 2020 Notes on June 30, 2025. The Company amortizes debt issuance costs over the five year fixed term ending June 15, 2030 using the effective interest method.

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

Our cumulative one-year RSA/RSL ratio equaled 1.28% at September 30, 2025, an increase from 0.82% at December 31, 2024. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

favorably impacted. The overall focus of ALCO is to maintain a well-balanced interest rate risk position in order to safeguard future earnings. The current position at September 30, 2025, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Simulation model results at September 30, 2025, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2025 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in August 2025 to review our IRR profile, capital adequacy and liquidity. On September 30, 2025, the Company’s cash and cash equivalents were $179.9 million. Our maximum borrowing capacity with the FHLB as of September 30, 2025, was $1.7 billion, of which $606.9 million was outstanding in the form of borrowings and irrevocable standby letters of credit, with availability of the remaining $1.1 billion. Additionally, the Company maintains $388.3 million of availability at the Federal Reserve Discount Window, through the pledging of securities and through a borrower-in-custody of collateral arrangement, which enables us to pledge certain loans not being used as collateral elsewhere. Additional sources of credit with corresponding banks total $18.0 million, none of which is currently utilized. The Company also maintains an available for sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities, highly-rated municipal securities and U.S. agency-backed mortgage-backed securities. This portfolio serves as an additional source of liquidity and capital. At September 30, 2025, the Company’s available for sale investment portfolio totaled $534.5 million, $184.2 million of which was unencumbered. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2025. Our noncore funds at September 30, 2025, were comprised of time deposits in denominations of $100 thousand or more, brokered deposits and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. On September 30, 2025, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 12.7%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 6.9%. Our reliance on non-core funding at September 30, 2025 was similar to our reliance at December 31, 2024. Our overall noncore dependence ratio at year-end 2024 was 12.7% and our net short-term noncore funding dependence ratio was 6.6%.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $44.1 million during the nine months ended September 30, 2025. Cash and cash equivalents increased $98.1 million for the same period last year. For the nine months ending September 30, 2025, net cash inflows of $38.2 million from operating activities and $11.6 million from financing activities were offset by $5.7 million utilized by investing activities. For the same period of 2024, net cash outflows of $201.1 million from financing activities were more than offset by $272.4 million received in investing activities and $26.8 million received in operating activities.

Operating activities provided net cash of $38.2 million for the nine months ended September 30, 2025, and provided $26.9 million for the corresponding nine months of 2024. Net income, adjusted for the effects of gains and losses along with non-cash transactions such as depreciation, amortization and accretion and the provision for credit losses, is the primary source of funds from operations.

Investing activities primarily include lending activities, and investment portfolio transactions. Investing activities used net cash of $5.7 million for the nine months ended September 30, 2025, compared to providing net cash of $272.4 million for the same period of 2024. Increases in loans, purchase of investments and acquisition of additional properties were the primary factors causing the net outflow, partially offset by maturities and calls of investment securities.

Financing activities provided net cash of $11.6 million for the nine months ended September 30, 2025, and used net cash of $201.1 million for the corresponding nine months of 2024. In 2025, net increases in short term borrowing, together

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

with the issuance of subordinated debt and advances from long-term debt were the primary drivers of inflows, offset by decreases in deposits, repayment of long-term debt, the redemption of the Company’s previously outstanding subordinated debt, and dividends paid to stockholders. The year ago period amount was primarily the result of net repayments of short-term borrowings, coupled with deposit outflows. While a portion of the deposit outflows are seasonal, we continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. We believe that our current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $509.3 million or $50.95 per share at September 30, 2025, compared to $469.0 million or $46.94 per share at December 31, 2024. Stockholders’ equity increased during the nine-month period ended September 30, 2025 primarily due to earnings, and a decrease in other comprehensive loss due to changes in market values of available for sale securities, partially offset by a dividend payout of $18.5 million.

Dividends declared equaled $1.86 per share for the nine months ended September 30, 2025, and $1.44 per share for the same period of 2024. The Company has paid cash dividends since its formation as a bank holding company in 1986. On October 31, 2025, the Company’s board of directors declared a fourth quarter dividend of $0.6175 per share payable on December 15, 2025 to shareholders of record as of November 28, 2025. The increase to the quarterly cash dividend, which began in the third quarter of 2024, was contemplated as part of the Merger Agreement between the Company and FNCB. It is the present intention of the Company’s board of directors to continue this dividend payment policy. Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the board of directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At September 30, 2025, Peoples Bank’s Tier 1 capital to total average assets was 10.31% as compared to 8.37% at December 31, 2024. Peoples Bank’s Tier 1 capital to risk weighted asset ratio was 13.09% and the total capital to risk weighted asset ratio was 14.07% at September 30, 2025. These ratios were 10.95% and 12.04% at December 31, 2024. Peoples Bank’s common equity Tier 1 to risk weighted asset ratio was 13.09% at September 30, 2025 compared to 10.95% at December 31, 2024. Peoples Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at September 30, 2025.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Review of Financial Performance:

Peoples reported net income of $15.2 million or $1.51 per diluted share for the three months ended September 30, 2025, an increase of $19.5 million when compared to a net loss of $4.3 million or ($0.43) per diluted share for the comparable period of 2024. The increase in net income for the third quarter of 2025 was primarily due to a reduction in the provision for credit losses, coupled with an increase in net interest income and a reduction in noninterest expense. Partially offsetting these positive factors was a reduction in noninterest income. Peoples recorded a $0.8 million credit to the provision for credit losses during the third quarter of 2025 compared to a $14.5 million provision for the comparable quarter of 2024, a positive variance of $15.3 million. The provision for the third quarter of 2024 included a non-recurring provision of $14.3 million for non-PCD loans acquired in the FNCB merger. For the three months ended September 30, 2025, net interest income increased $2.0 million to $41.2 million from $39.2 million for the three months ended September 30, 2024. Noninterest income was $5.5 million for the three months ended September 30, 2025, a decrease of $0.2 million from $5.7 million in the year ago period primarily due to a $0.6 million impairment charge recognized on the pending sale of administrative properties associated with the Company’s transition to its new headquarters in Moosic, PA. Noninterest expenses decreased by $6.8 million, primarily due to lower acquisition-related expenses associated with the FNCB merger. The provision for income tax increased by $4.3 million on higher earnings.

Peoples reported net income of $47.2 million, or $4.69 per diluted share for the nine months ended September 30, 2025, compared to $2.4 million, or $0.30 per diluted share for the comparable period of 2024. The increase in earnings for the nine months ended September 30, 2025 resulted primarily from an increase in net interest income of $45.4 million to $122.9 million for the year-to-date period of 2025 from $77.5 million for the same period of 2024. The increase largely reflected the increases in the volumes of earning assets due to the FNCB merger and the $11.2 million net accretion impact of purchase accounting marks on loans, deposits and borrowings acquired and assumed in the FNCB merger. Noninterest income for the nine months ended September 30, 2025 was $18.0 million, an increase of $5.3 million from $12.7 million in the year ago period. Noninterest expenses increased by $12.6 million, which included higher overall expenses primarily due to the FNCB merger. Provision for income tax increased by $10.1 million on higher year-to-date earnings.

Return on average assets (“ROAA”) measures our net income in relation to total assets. Our annualized ROAA was 1.19% for the third quarter of 2025 compared to (0.33)% for the same period of 2024. Return on average equity (“ROAE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our annualized ROAE was 12.02% for the third quarter of 2025 compared to (3.58)% for the comparable period in 2024. The increases in our annualized ROAA and ROAE were due primarily to a higher level of net income resulting from improved margins, lower non-recurring charges related to the FNCB merger, and positive effects from the net accretion impact of purchase accounting marks on loans, deposits, and borrowings.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Non-GAAP Financial Measures:

In addition to evaluating its results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), Peoples routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as interest income adjusted to FTE, net interest income adjusted to FTE, efficiency ratio, adjusted noninterest expense, and FTE net interest income plus noninterest income. Peoples believes the reported non-GAAP financial measures provide information useful to investors in understanding its operating performance and trends. For the non-GAAP disclosures used in this report, a reconciliation to the comparable GAAP measure is provided in the accompanying tables. The non-GAAP financial measures Peoples uses may differ from the non-GAAP financial measures of other financial institutions.

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

The following table reconciles the non-GAAP financial measures of net interest income adjusted to FTE for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024
Interest income (GAAP)	$65,164	$68,283
Adjustment to FTE	714	720
Interest income adjusted to FTE (non-GAAP)	65,878	69,003
Interest expense	23,981	29,040
Net interest income adjusted to FTE (non-GAAP)	$41,897	$39,963

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Interest income (GAAP)	$192,925	$145,657
Adjustment to FTE	2,134	1,666
Interest income adjusted to FTE (non-GAAP)	195,059	147,323
Interest expense	69,997	68,179
Net interest income adjusted to FTE (non-GAAP)	$125,062	$79,144

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

The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(Dollars in thousands, except percents)	2025	2024
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$28,678	$35,498
Less: amortization of intangible assets expense	1,515	1,665
Less: acquisition related expenses	16	9,653
Noninterest expense adjusted (non-GAAP)	27,147	24,180

Net interest income (GAAP)	41,183	39,243
Plus: taxable equivalent adjustment	714	720
Noninterest income (GAAP)	5,501	5,719
Less: net (losses) gains on equity securities	(21)	175
Less: net losses on sale of fixed assets	(615)	(3)
Net interest income (FTE) plus noninterest income (non-GAAP)	$48,034	$45,510

Efficiency ratio (non-GAAP)	56.52%	53.13%

	Nine Months Ended September 30,
(Dollars in thousands, except percents)	2025	2024
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$84,293	$71,728
Less: amortization of intangible assets expense	4,882	1,665
Less: acquisition related expenses	236	11,210
Noninterest expense adjusted (non-GAAP)	79,175	58,853

Net interest income (GAAP)	122,928	77,478
Plus: taxable equivalent adjustment	2,134	1,666
Noninterest income (GAAP)	18,004	12,665
Less: net gains on equity securities	43	155
Less: net gains on sale of fixed assets	65	1
Net interest income (FTE) plus noninterest income (non-GAAP)	$142,958	$91,653

Efficiency ratio (non-GAAP)	55.38%	64.21%

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

For the three months ended September 30, 2025, the average balances include $4.0 billion in loans, $651.8 million in investments, $3.4 billion in interest bearing deposits, and $250.0 million in borrowings, which includes $83.1 million in subordinated debt and $8.1 million in junior subordinated debt. For the three months ended September 30, FTE net interest income, a non-GAAP measure, increased $1.9 million to $41.9 million in 2025 from $40.0 million in 2024. The net interest spread increased to 2.92% for the three months ended September 30, 2025, from 2.74% for the three months ended September 30, 2024, which was caused by a 25 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a 7 basis point reduction in the earning asset yield. The FTE net interest margin increased to 3.54% for the third quarter of 2025 from 3.26% for the comparable period of 2024. The increase in tax-equivalent net interest margin from a year ago was primarily due to decreases in average deposit rates, specifically brokered deposits, coupled with lower volumes of earning assets, partially offset by increases in average volumes and rates of subordinated debt.

For the three months ended September 30, FTE interest income on earning assets, a non-GAAP measure, decreased $3.1 million to $65.9 million in 2025 as compared to $69.0 million in 2024. The decrease to FTE interest income was primarily due to decreases in earning asset volumes, combined with a decrease in yields on loans and federal funds sold. Average loan balances were $62.6 million lower when compared to the same quarter in 2024 while average investment balances were $48.8 million lower when compared to the year ago quarter. Meanwhile, average federal funds sold decreased $58.7 million to $33.4 million for the three months ended September 30, 2025 from $92.1 million for the same three months of 2024. The overall yield on earning assets, on an FTE basis, decreased 7 basis points for the three months ended September 30, 2025 to 5.56% as compared to 5.63% for the three months ended September 30, 2024. The yield on loans decreased 11 basis points in the third quarter of 2025 to 5.98% from 6.09% for the third quarter of 2024, while the yield on federal funds sold decreased to 4.41% from 5.26% when comparing the third quarters of 2025 and 2024, respectively. Partially offsetting the reductions in loan and federal funds sold yields, was a 6 basis point increase in the yield earned on investments in the third quarter of 2025 to 3.08% from 3.02% for the third quarter of 2024, which was primarily due the reinvestment of investment cash flows into higher yielding securities.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

On September 17, 2025, the Federal Open Market Committee (“FOMC”) lowered the target rate for federal funds 25 basis points to 4.25%. The federal funds target rate had been at 4.50% since December 18, 2024. The FOMC, which seeks to achieve maximum employment and inflation at 2.0% over the longer term, cited economic uncertainty and risks to unemployment as the reasons for its rate action. Following this FOMC action, the national prime rate also decreased 25 basis points to 7.25% from 7.50%. Citing continued risk to unemployment and economic uncertainty, at its meeting on October 29, 2025, the FOMC lowered the federal funds target rate another 25 basis points to 4.00%. We expect uncertainty with respect to economic conditions to remain elevated, which may result in future FOMC actions. Any additional rate actions by the FOMC could have a negative impact on Peoples’ net interest margin.

Total interest expense decreased $5.0 million to $24.0 million for the three months ended September 30, 2025, from $29.0 million for the three months ended September 30, 2024. The decrease in interest expense was primarily due to a reduction in average deposit rates, especially brokered time deposits as well as lower rates paid on both interest-bearing deposits and short-term borrowings, partially offset by an increase in the average balance and rate of subordinated debt. The total cost of funds decreased 25 basis points for the three months ended September 30, 2025, to 2.64% as compared to 2.89% in the year ago period.

Net interest income changes due to rate and volume for the nine months ended September 30

	2025 vs 2024
	Increase (decrease)
	attributable to
(Dollars in thousands)	Total	Rate	Volume
Interest income:
Loans:
Taxable	$42,433	$11,502	$30,931
Tax-exempt	2,002	996	1,006
Investments:
Taxable	4,581	3,680	901
Tax-exempt	227	171	56
Interest-bearing deposits	(75)	(99)	24
Federal funds sold	(1,432)	(891)	(541)
Total interest income	47,736	15,359	32,377
Interest expense:
Money market accounts	(1,012)	(6,565)	5,553
Interest-bearing demand and NOW accounts	2,443	(1,391)	3,834
Savings accounts	180	73	107
Time deposits less than $100	(8,278)	(5,177)	(3,101)
Time deposits $100 or more	4,795	3,134	1,661
Short-term borrowings	(468)	(178)	(290)
Long-term debt	1,968	(2)	1,970
Subordinated debt	1,887	652	1,235
Junior subordinated debt	303	(132)	435
Total interest expense	1,818	(9,586)	11,404
FTE net interest income changes (Non-GAAP)	$45,918	$24,945	$20,973

FTE net interest income, a non-GAAP measure, was $125.0 million for the nine months ended September 30, 2025 and $79.1 million in the comparable period last year. There was a positive volume and rate variance. The growth in average interest-earning assets exceeded that of the growth in interest-bearing liabilities and resulted in an increase in FTE net

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

interest income, a non-GAAP measure, of $21.0 million. A positive rate variance resulted in an increase in net interest income of $24.9 million.

Average earning assets increased $750.0 million to $4.7 billion for the nine months ended September 30, 2025, and accounted for a $32.4 million increase in interest income. Average taxable loans increased $691.2 million, which caused interest income to increase $30.9 million. Average tax-exempt loans increased $35.2 million, which caused interest income to increase $1.0 million. Average taxable investments increased $48.7 million comparing 2025 and 2024, which resulted in increased interest income of $0.9 million. Average tax-exempt investments increased $3.3 million, which resulted in a negligible change to interest income. Partially offsetting the increases in volumes of loans and investments was a $28.8 million decrease in average federal funds sold comparing the nine months ended September 30, 2025 and 2024, which resulted in a decrease of $0.5 million to interest income.

Average interest-bearing liabilities increased $498.0 million to $3.6 billion for the nine months ended September 30, 2025 from $3.1 billion for the nine months ended September 30, 2024, resulting in a net increase in interest expense of $11.4 million. Non-maturity interest-bearing deposit accounts, including demand, money market, and savings accounts increased $424.1 million which resulted in a total increase in interest expense of $9.5 million. In addition, large denomination time deposits averaged $82.0 million more comparing the nine months ended September 30, 2025 and 2024 and caused interest expense to increase to $1.7 million. A decrease of $85.4 million in average time deposits of less than $100 thousand, which included higher priced callable brokered CDs, to $389.8 million for the nine months ended September 30, 2025 from $475.2 million for the same period of 2024 resulted in a decrease to interest expense of $3.1 million. Comparing the year-to-date period of 2025 and 2024, short-term borrowings averaged $8.0 million lower, which resulted in a decrease in interest expense of $0.3 million, while average long-term borrowing increased $55.4 million and resulted in an increase to interest expense of $2.0 million. Average subordinated debt increased $24.4 million and resulted in an increase to interest expense of $1.2 million, and average junior subordinated debt increased by $5.4 million and resulted in an increase to interest expense of $0.4 million.

For the nine months ended September 30, 2025, a favorable rate variance occurred, which resulted from a 57 basis-point increase in the FTE yield on earning assets, coupled with a 33 basis-point decrease in the cost of funds. Comparing the nine months ended September 30, 2025 and 2024, the FTE yield on earning assets was 5.58% in 2025 period, a decrease of 57 basis points from 5.01% in 2024, resulting in an increase in interest income of $15.4 million. The yield on the taxable investment portfolio increased 91 basis points to 3.21% during the nine months ended September 30, 2025, from 2.30% in the year ago period, resulting in an increase of $3.7 million in interest income. The yield on the tax-exempt investment portfolio increased 26 basis points to 2.48% from 2.22% in the year ago period with a $0.2 million increase to interest income. The FTE yield on the loan portfolio increased 49 basis points to 5.99% in 2025 from 5.50% in 2024 and resulted in an increase to interest income of $12.5 million.

The average rate paid on interest bearing deposits decreased 43 basis points to 2.42% from 2.85% in the year ago period resulting in a decrease in interest expense of $9.9 million. The yield on large denomination time deposits increased 129 basis points and resulted in an increase in interest expense of $3.1 million and the yield on time deposits less than $100 thousand decreased 164 basis points, which resulted in a decrease in interest expense of $5.1 million. The yield on long-term debt remained unchanged at 4.76% for the nine months ended September 30, 2025 and 2024, and had no effect to interest expense. The yield on short-term borrowings decreased 71 basis points to 4.60% for the nine months ended September 30, 2025 from 5.31% for the same nine months of period and resulted in a $0.2 million decrease to interest expense. The company issued $85.0 million of 7.75% fixed-to-floating subordinated notes on June 6, 2025, due 2035, and on June 30, 2025, redeemed $33.0 million of its 5.375% fixed-to -floating subordinated notes due 2030. Combined, these notes resulted in an increase in yield of 211 basis points and resulted in a $0.7 increase in interest expense.

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

	Three months ended
	September 30, 2025			September 30, 2024
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$3,736,269	$57,621	6.12%	$3,790,138	$59,411	6.24%
Tax-exempt	269,757	2,722	4.00	278,496	2,910	4.16
Total loans	4,006,026	60,343	5.98	4,068,634	62,321	6.09
Investments:
Taxable	553,151	4,382	3.14	611,032	4,794	3.12
Tax-exempt	98,608	680	2.74	89,532	520	2.31
Total investments	651,759	5,062	3.08	700,564	5,313	3.02
Interest-bearing deposits	9,441	101	4.24	10,820	150	5.55
Federal funds sold	33,443	372	4.41	92,171	1,218	5.26
Total interest-earning assets	4,700,669	$65,878	5.56%	4,872,189	$69,003	5.63%
Less: allowance for credit losses	41,576			37,535
Other assets	408,385			456,540
Total assets	$5,067,478			$5,291,194
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market accounts	$986,100	$7,542	3.03%	$906,842	$8,231	3.61%
Interest-bearing demand and NOW accounts	1,181,655	6,271	2.11	1,414,228	6,888	1.94
Savings accounts	496,256	389	0.31	518,038	392	0.30
Time deposits less than $100	341,825	2,923	3.39	687,511	6,279	3.63
Time deposits $100 or more	347,723	3,069	3.50	275,786	4,608	6.65
Total interest-bearing deposits	3,353,559	20,194	2.39	3,802,405	26,398	2.76
Short-term borrowings	29,208	341	4.63	43,895	550	4.98
Long-term debt	129,524	1,509	4.62	111,804	1,389	4.94
Subordinated debt	83,149	1,748	8.34	33,000	443	5.34
Junior subordinated debt	8,098	189	9.26	8,000	260	12.93
Total borrowings	249,979	3,787	6.01	196,699	2,642	5.34
Total interest-bearing liabilities	3,603,538	23,981	2.64	3,999,104	29,040	2.89
Noninterest-bearing deposits	905,385			713,776
Other liabilities	55,530			96,177
Stockholders’ equity	503,025			482,137
Total liabilities and stockholders’ equity	$5,067,478			$5,291,194
Net interest income/spread		$41,897	2.92%		$39,963	2.74%
Net interest margin (Non-GAAP)			3.54%			3.26%
Tax-equivalent adjustments:
Loans		$571			$611
Investments		143			109
Total adjustments		$714			$720

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Nine months ended
	September 30, 2025			September 30, 2024
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$3,714,153	$170,292	6.13%	$3,022,988	$127,859	5.65%
Tax-exempt	277,533	8,478	4.08	242,293	6,476	3.57
Total loans	3,991,686	178,770	5.99	3,265,281	134,335	5.50
Investments:
Taxable	549,818	13,201	3.21	501,100	8,620	2.30
Tax-exempt	90,902	1,686	2.48	87,612	1,459	2.22
Total investments	640,720	14,887	3.11	588,712	10,079	2.29
Interest-bearing deposits	9,935	310	4.17	9,541	385	5.39
Federal funds sold	32,863	1,092	4.44	61,635	2,524	5.47
Total interest-earning assets	4,675,204	$195,059	5.58%	3,925,169	$147,323	5.01%
Less: allowance for credit losses	41,830			27,660
Other assets	399,098			294,186
Total assets	$5,032,472			$4,191,695
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market accounts	$953,679	$21,104	2.96%	$792,391	$22,116	3.73%
Interest-bearing demand and NOW accounts	1,191,733	18,568	2.08	977,722	16,125	2.20
Savings accounts	498,998	1,127	0.30	450,161	947	0.28
Time deposits less than $100	389,807	11,142	3.82	475,194	19,420	5.46
Time deposits $100 or more	353,753	9,403	3.55	271,765	4,608	2.26
Total interest-bearing deposits	3,387,970	61,344	2.42	2,967,233	63,216	2.85
Short-term borrowings	28,357	976	4.60	36,349	1,444	5.31
Long-term debt	109,569	3,897	4.76	54,147	1,929	4.76
Subordinated debt	57,440	3,217	7.49	33,000	1,330	5.38
Junior subordinated debt	8,075	563	9.32	2,692	260	12.90
Total borrowings	203,441	8,653	5.69	126,188	4,963	5.25
Total interest-bearing liabilities	3,591,411	69,997	2.61%	3,093,421	68,179	2.94%
Noninterest-bearing deposits	892,661			650,446
Other liabilities	57,466			59,622
Stockholders’ equity	490,934			388,206
Total liabilities and stockholders’ equity	$5,032,472			$4,191,695
Net interest income/spread		$125,062	2.97%		$79,144	2.07%
Net interest margin (Non-GAAP)			3.58%			2.69%
Tax-equivalent adjustments:
Loans		$1,780			$1,360
Investments		354			306
Total adjustments		$2,134			$1,666

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Credit Losses:

For the three months ended September 30, 2025, $0.8 million credit was recorded to the provision for credit losses compared to a $14.5 million provision in the year ago period. For the nine months ended September 30, 2025, the company recognized a $0.9 million credit to the provision for credit losses compared to a provision of $15.8 million in the same period in 2024. The credits recorded for the three months and nine months ended September 30, 2025 were due primarily to reductions in the specific reserves on individually evaluated loans associated with decreases in nonperforming loan balances, coupled with a decline in the overall model loss rates. The provision for the third quarter and year-to-date periods of 2024 included a non-recurring provision of $14.3 million for non-PCD loans acquired in the FNCB merger. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2025.

Noninterest Income:

Noninterest income for the three months ended September 30, 2025 was $5.5 million, a decrease of $ 0.2 million from $5.7 million for the same three months of 2024. During the third and fourth quarters of 2025, Peoples has consolidated its headquarters and operations into a new corporate facility located in Moosic, Pennsylvania. Noninterest income for the third quarter of 2025 includes the recognition of a $0.6 million impairment charge on the pending sale of its former headquarters and administrative offices located in Dunmore, Pennsylvania. Noninterest income in the third quarter of 2024 included gains of $0.2 million on equity investments versus a negligible loss in the third quarter of 2025. Comparing the three months ended September 30, 2025 and 2024, wealth management income increased $0.2 million and interest rate swap income increased $0.2 million due to an increase in number of transactions.

For the nine months ended September 30, 2025, noninterest income totaled $18.0 million, an increase of $5.3 million compared to $12.7 million for the nine months ended September 30, 2024. The increase in non-interest income was attributable to the increased size and scale of the Company following the merger with FNCB. Comparing the year-to-date periods of 2025 and 2024, service charges and fees increased $3.2 million, wealth management income increased $0.7 million, BOLI cash surrender value increased $0.5 million and merchant services income increased $0.5 million.

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

Noninterest expense decreased $6.8 million to $28.7 million for the three months ended September 30, 2025, from $35.5 million for the three months ended September 30, 2024, which primarily reflected a reduction in acquisition-related expenses partially offset by increases in salaries and employee benefits, occupancy and equipment expenses and other expenses. Acquisition-related expenses were $9.7 million in the quarter ended September 30, 2024, with only negligible expenses in the current year’s quarter. Salaries and employee benefits increased $0.9 million to $14.1 million for the three months ended September 30, 2025 from $13.2 million for the same three months of 2024 due primarily to higher incentive compensation accruals. Net occupancy and equipment expenses increased $0.8 million from the prior year’s quarter, which included higher lease and maintenance expenses. Other expenses increased $1.4 million to $5.2 million for the quarter ending September 30, 2025, from $3.8 million for the prior year’s quarter. The increase in other expenses was primarily related to an increase in the provision for unfunded commitments. The Company recorded a provision for

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

unfunded commitments of $0.2 million in the third quarter of 2025 compared to a credit to the provision for unfunded commitments of $0.8 million for the same quarter of 2024.

Noninterest expense for the nine months ended September 30, 2025 was $84.3 million, an increase of $12.6 million from $71.7 million for the nine months ended September 30, 2024. Almost all noninterest expense line items increased as a result of the FNCB merger and the expanded operations of the combined Company. Salaries and employee benefits expenses increased $10.9 million compared to the year ago period due to the addition of 195 full-time employees from the FNCB merger. Occupancy and equipment expenses were higher by $4.4 million in the current period due to increased technology costs related to system integration and increased account and transaction volumes, and higher facilities costs. Amortization of intangible assets increased $3.2 million in the nine months ended September 30, 2025, on the amortization of merger-related intangibles, primarily core deposit intangibles. Partially offsetting these increases was an $11.0 million decrease in merger-related expenses to $0.2 million for the nine months ended September 30, 2025 from $11.2 million for the nine months ended September 30, 2024. The efficiency ratio, a non-GAAP, measure improved to 55.4% for the nine months ended September 30, 2025 compared to 64.2% for the respective nine months of 2024.

Income Taxes:

We recorded an income tax expense of $3.6 million or 19.1% of pre-tax income and $10.3 million or 17.9% of pre-tax income for the three and nine months ended September 30, 2025, respectively. In comparison, we recorded an income tax benefit of $0.7 million, or 13.2% of pretax loss, and a $0.2 million income tax provision, or 9.1% of pre-tax income, for the three- and nine-month periods ended September 30, 2024, respectively. Higher income tax expense was due to higher pre-tax income for both the three and nine months ended September 30, 2025.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of September 30, 2025 and December 31, 2024, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the general composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Peoples Financial Services Corp.

Model results at September 30, 2025 indicated a higher starting level of net interest income (“NII”) compared to the December 31, 2024 model due to higher earning asset yields coupled with lower deposit costs. During the nine months ended September 30, 2025, asset cashflows repriced into higher yielding instruments, management implemented a strategy to reduce deposit costs and reduced the Company’s higher rate brokered CD portfolio and replaced the funding with FHLB term borrowings with lower rates.

Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments in the first twelve months of the simulation while a sustained falling rate and parallel downward shifting yield curve presents the greatest potential risk to NII over the long-term horizon. A steeper yield curve mitigates a portion of the exposure to falling rates. After the first eighteen months of the model simulation, the benefit to NII increases in a rising rate environment as a result of the higher assumed replacement rates on assets repricing while funding costs stabilize. This position at September 30, 2025 is similar to our December 31, 2024 model results.

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

During the third quarter of 2025, the FOMC lowered the federal funds target rate by 25 basis points. As a result, our floating rate loans repriced lower, which caused a slight reduction in NII. During the nine months ended September 30, 2025, the Company reduced its higher rate brokered CD portfolio by $94.2 million to reduce projected levels of interest expense and mitigate any negative impact to NII from the asset side of the balance sheet. Management expects cash flows from the investment portfolio to continue to reprice higher than current portfolio rates, adjustable-rate loans to reprice higher than current portfolio rates and new loan originations be added at higher than current portfolio rates to mitigate the lower interest from the floating rate loans. However, the FOMC lowered the federal funds target rate another 25 basis points on October 29, 2025. This rate action, and additional FOMC actions to lower rates, could have a negative impact on NII levels, as floating rate assets would reprice lower. Additionally, any outflow of the Company’s deposits due to lower rates could result in a shift to higher costing funding sources, which would cause reduced levels of NII.

	September 30, 2025
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(1.9)	(20.0)	5.0	(40.0)
+300	(1.4)	(20.0)	4.1	(30.0)
+200	(0.8)	(10.0)	3.1	(20.0)
+100	(0.1)	(10.0)	2.2	(10.0)
Static
-100	(0.4)	(10.0)	(4.0)	(10.0)
-200	(1.2)	(10.0)	(10.0)	(20.0)
-300	(1.2)	(20.0)	(18.0)	(30.0)
-400	(1.2)	(20.0)	(30.8)	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2025, would decrease 0.1% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

Peoples Financial Services Corp.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2025, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the nine months ended September 30, 2025 and through the date of this quarterly report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during any of the months in the quarter ended September 30, 2025.

During the three months ended September 30, 2025 and through the date of this report, the Company did not have any publicly announced share repurchase plans or programs.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Peoples Financial Services Corp.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or officers informed management of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Item Number	Description

3.1	Peoples Financial Services Corp. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K filed with the Commission on March 17, 2014).

3.2

Articles of Amendment to the Articles of Incorporation of Peoples Financial Services Corp., effective as of May 19, 2020 (incorporated by reference to Exhibit 3.2 to registrant's quarterly report on Form 10-Q filed with the Commission on August 10, 2020)

3.3

Peoples Financial Services Corp. Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on November 14, 2024)

10.1

Peoples Financial Services Corp. Severance and Change in Control Plan for CEO and Senior Leadership Team (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on September 5, 2025)

31.1*	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a)

31.2*	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).

32*	CEO and CFO Certifications Pursuant to Section 1350.

101*

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: November 10, 2025	/s/ Gerard A. Champi
Gerard A. Champi
Chief Executive Officer
Principal Executive Officer

Date: November 10, 2025	/s/ James M. Bone, Jr., CPA
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 10, 2025	/s/ Stephanie A. Westington, CPA
Stephanie A. Westington, CPA
Senior Vice President and Chief Accounting Officer
Principal Accounting Officer