Form 10-K
period 2025-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2026-03-16
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36388

Peoples Financial Services Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2391852
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

30 E D Preate Drive,

Moosic, PA 18507

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025 was $454,334,000.00 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 28, 2026 was 9,999,049.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2026 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Peoples Financial Services Corp.

Form 10-K

For the Year Ended December 31, 2025

-i-

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies and expectations of Peoples Financial Services Corp. and its subsidiaries (the “Company”) that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: changes in interest rates, including their effect on our investment values; impairment charges relating to our investment portfolio; credit risks in connection with our lending activities; our exposure to commercial and industrial, construction, commercial real estate, and equipment finance loans; our ability to maintain an adequate allowance for credit losses; access to liquidity; the strength of our customer deposit levels; unrealized losses; reliance on our subsidiaries; accounting procedures, policies and requirements; changes in the value of goodwill; our ability to attract and retain key personnel; the strength of our disclosure controls and procedures and internal controls over financial reporting; potential for errors, omissions or fraud; environmental liabilities; reliance on third-party vendors and service providers; our ability to compete effectively in our industry and within our market area, including with respect to competition from financial technology companies and non-bank entities; the development and use of AI in business processes, services, and products; our ability to prevent, detect and respond to cybersecurity threats and incidents; a failure of information technology, whether due to a breach, cybersecurity incident, or ability to keep pace with growth and developments; our ability to comply with privacy and data protection requirements; changes in U.S. or regional economic conditions; the soundness of other financial institutions; changes in laws and regulations; fiscal and monetary policies of the federal government and its agencies; a failure to meet minimum capital requirements; our ability to realize the anticipated benefits of future acquisitions or a change in control; and our ability to pay dividends. Additional factors that may affect our results are discussed in Part I, Item 1A of this Annual report on Form 10-K.

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

General

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned direct and indirect subsidiaries, including Peoples Security Bank and Trust Company and 1st Equipment Finance, Inc (1st Equipment Finance”).

Unless the context indicates otherwise, all references in this annual report to the “Peoples,” “Company,” “we,” “us” and “our” refer to Peoples Financial Services Corp. and its subsidiaries. Peoples Security Bank and Trust Company is sometimes referred to as “the Bank.”

The Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities (“Department of Banking”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s forty community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: products and services; operating processes; customer bases; delivery systems; and regulatory oversight. Accordingly, they are aggregated into a single operating segment.

Merger with FNCB Bancorp, Inc.

On July 1, 2024 (the “Acquisition Date”), the Company completed the acquisition of FNCB Bancorp, Inc., a Pennsylvania corporation (“FNCB”), in accordance with the definitive Agreement and Plan of Merger dated as of September 27, 2023, by and among the Company and FNCB. Pursuant to the agreement and plan, on the July 1, 2024, FNCB merged with and into Peoples, with Peoples continuing as the surviving corporation, and immediately following the merger, FNCB Bank, a Pennsylvania-chartered bank (“FNCB Bank”), merged with and into the Bank, with the Bank as the surviving institution (collectively, the “merger”).

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

Mission, Vision and Core Values

Our mission is to provide better banking to strengthen the communities where we live, work and play.

We are committed to improving the financial health of our neighbors by offering simple banking solutions while supporting and investing in the success of the communities we serve. We work together to: develop strong relationships built on trust, integrity, and exceptional service; foster an engaging environment where diverse perspectives are valued, and employees work together to achieve personal growth, collaboration, and development; and create a culture that empowers team members with the ability to provide exceptional customer service.

We believe that operating with a core set of values will be integral to the success of the Bank for our employees, customers, shareholders and communities. Our core values are People, Service, Better and Trust (“PSBT”).

•	PEOPLE | Working together for a common good by engaging our customers and communities.
•	SERVICE | Consistently deliver a safe, reliable and positive banking experience for our customers.
•	BETTER | A commitment to excellence in every interaction.
•	TRUST | Integrity, accountability, guidance and support form the foundation for every customer engagement.

Market Area

Our principal market area consists of Allegheny, Bucks, Lackawanna, Lancaster, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties in Pennsylvania, Middlesex County in New Jersey and Broome County in New York. In addition, parts of Bradford and Schuylkill Counties in Pennsylvania are also considered part of the market area. During 2025, we relocated our headquarters to Moosic, Lackawanna County.

Our legacy market stretched from Binghamton and the southern tier of New York down through Northeastern Pennsylvania. The Marcellus Shale formation located in the heart of our legacy market area provides economic benefits to the communities served and as a result to us. Natural gas producers have invested billions of dollars in our legacy market area in lease and land acquisition, well drilling, infrastructure development and community partnerships.

Beginning in 2014, we launched a growth strategy to expand our operations beyond our legacy footprint. In the fourth quarter of 2014, we entered the Greater Lehigh Valley market with the opening of a community banking office in Bethlehem, Lehigh County. This expansion continued with the 2017 addition of two additional community banking offices, in Allentown, Lehigh County and Bethlehem, Northampton County. This market consisting of the Allentown-Bethlehem-Easton metropolitan area, being Pennsylvania’s third most populous metropolitan area.

In 2015, we opened a loan production office with a team of experienced leaders in the King of Prussia market, which includes parts of suburban Philadelphia, including Pennsylvania’s wealthiest counties, Bucks and Montgomery. The expansion continued with the opening of a community bank office in the fourth quarter of 2016, replacing the loan production office. Prominent industries in the King of Prussia market include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing, schools and meat processing. In 2020, we expanded further into the Philadelphia metropolitan area by opening a community banking office in Doylestown, Bucks County and recruiting an experienced local lending team.

In 2019, we entered the south-central Pennsylvania market with the establishment of a full-service branch in Lebanon County with a team of experienced local lenders dedicated to serving customers in the Lancaster, Lebanon, and Harrisburg markets. Our expansion in south-central Pennsylvania continued in 2025, with the opening of an additional community banking office in Lancaster County.

During the fourth quarter of 2021 we continued our geographic expansion by recruiting experienced local lenders to new community banking offices in Warrendale, Pennsylvania, to serve the Greater Pittsburgh market, and in Piscataway, New Jersey, to serve the New Jersey market.

Digital Banking

We provide customers with 24/7 access to banking services through our online banking platforms at psbt.com and through our mobile app. Through these digital channels, customers can review deposit and loan account balances, transfer funds, pay bills, deposit checks remotely, and access other account-related services.

In 2025, we launched PSBTNow, our online account opening platform for consumer deposit products. This platform enables retail customers to open eligible personal deposit accounts through a digital application process. We expect to expand online account opening capabilities to include business deposit products in 2026.

We have also established a Virtual Branch to support customers who prefer to engage digitally. The Virtual Branch provides access to dedicated bankers through live chat and other remote communication channels, allowing customers to open accounts, obtain information, and receive individualized assistance. Our digital banking strategy is designed to complement our physical network of community banking offices and enhance customer access, convenience, and service delivery.

Human Capital Resource

Staffing. At December 31, 2025, we had 547 full-time employees and 36 part-time employees. Our employees are the keys to our success. We are committed to attracting, retaining and promoting top quality talent, diligently seeking to identify and select the best candidates for all positions. We are dedicated to providing a supportive workplace that treats our employees with dignity, decency and respect; that is inclusive, supportive, and free of any form of discrimination or harassment. We reward and recognize our employees based on their individual results and performance. We celebrate all the characteristics that make each of our employees unique and valuable team members.

Health & Safety. Our health and safety policies, procedures and guidelines mandate that all tasks be conducted in a safe and efficient manner, in compliance with all local, state and federal safety and health regulations, and special safety concerns. Our policies and procedures encompass all facilities and operations and addresses on-site emergencies, injuries and illnesses, evacuation procedures, information systems and personal device usage and general safety rules.

Benefits. We are committed to offering a competitive total compensation package. We regularly compare compensation and benefits with peer companies and market data and make adjustments as needed to ensure compensation stays competitive. We also offer a wide array of benefits for our workforce and their families, including comprehensive medical, dental, and vision benefits, as well as group life insurance, accidental death and dismemberment insurance, voluntary life insurance, and short-term and long-term disability insurance for all eligible employees. We also offer additional benefits including:

●	Employee Assistance Program;
●	401(k) Profit Sharing Plan;
●	Paid time off (“PTO”), holidays, bank holidays and birthdays;
●	Unpaid leave of absence;
●	Internal training and online development courses; and
●	Tuition reimbursement for eligible associates.

Products and Services

Our primary commercial loan products are targeted to small and medium sized businesses and include various types of commercial real estate loans (including multifamily); commercial and industrial loans; equipment financing; and municipal, non-profit tax-free loans. Other lending products include retail products such as one-to-four family residential mortgages, home equity loans, consumer and auto loans. We fund our loans, primarily, by offering deposits to individuals; commercial business customers; municipalities, school districts and other non-profit organizations. Our deposit products include certificates of deposit, money market accounts, savings accounts and various demand deposit accounts.

We generate interest income from our loan and securities portfolios. Other income is generated primarily from merchant transaction fees and interchange income, ATM fee income, trust and wealth management fees, fees generated from commercial loan interest rate swap transactions and service charges on deposit accounts. Our primary costs are interest paid on deposits and borrowings and general operating expenses. We provide a variety of commercial and retail banking services to business, non-profits, governmental, municipal agencies and professional customers, as well as retail customers, on a personalized basis. Our primary lending products are commercial and residential real estate loans, commercial loans, including commercial equipment financing alternatives, indirect automobile loans and consumer loans. We also offer ATM access, debit and credit cards, online banking, active investment accounts, trust department services and other various lending, depository and related financial services. Our primary deposit products are savings and demand deposit accounts and certificates of deposit.

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

Our commercial lending products include the following types of loans, among others: commercial real estate; construction; working capital; equipment and other commercial needs. Our retail lending products include the following types of loans, among others: residential real estate; automobiles; manufactured housing; personal and home equity. Peoples also offers specialized equipment financing alternatives including simple loans, direct finance leases and municipal leases to businesses within and outside our primary market area through its wholly owned subsidiary, 1st Equipment Finance. The terms offered on a loan or lease vary depending primarily on the type of loan or lease and credit-worthiness of the borrower.

Payment risk is a function of the economic climate in which our lending activities are conducted. Economic downturns in the economy generally or in a particular sector could cause cash flow problems for customers and make loan payments more difficult. We attempt to minimize this risk by avoiding loan concentrations of a single customer or a group of customers, the loss of any one or more of whom would have a materially adverse effect on our financial condition. Interest rate risk arises from our fixed rate loans in an environment of changing or volatile interest rates. We attempt to mitigate this risk by making adjustable-rate commercial loans and by limiting repricing terms to five years or less for customers requiring fixed rate loans. Additionally, we will execute interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that we execute with a third party, such that we minimize our net risk exposure resulting from such transactions. Our lending activity also exposes us to risks that any collateral we take as security is inadequate. We attempt to manage collateral risk by avoiding loan concentrations to particular borrowers, by perfecting liens on collateral and by obtaining appraisals on property prior to extending loans. We attempt to mitigate our exposure to these and other types of risks by stratifying authorization requirements by loan size and complexity.

We manage our payment risks by continuously monitoring our lending activities across our lending categories, amongst our customers, and with an eye to the broader market and macroeconomic trends. Through such activity, we proactively monitor and manage existing credit relationships and seek new opportunities for growth.

We do not engage in sub-prime residential mortgage lending, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. We focus our lending efforts within our market area.

Commercial Real Estate Loans. Commercial loans secured by real estate with adjustable and fixed rates totaled $2.3 billion and comprise 56.9 percent of our loan portfolio at December 31, 2025. We originate a variety of commercial real estate loans generally for terms up to 25 years and repayments based on an amortization schedule of up to 25 years. These loans are typically based on either the Federal Home Loan Bank borrowing rate or our own pricing criteria and adjust every three, five, seven or ten years. Additionally, commercial real estate loans are originated for the acquisition and development of land, including development for residential use. Conditions of acquisition and development loans originated generally limit the number of model homes and homes built on speculation, and draws are scheduled against executed agreements of sale. Commercial real estate loans for the acquisition and development of land are typically based upon the prime rate and secured overnight funding rate (“SOFR”). Commercial real estate loans for developed real estate and for real estate acquisition and development are generally originated with loan-to-value ratios up to 75 percent, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65 percent.

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentrations, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual consolidated financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we consider and review a cash flow analysis of the borrower and guarantor, when applicable, and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. An environmental report is obtained when there is a known possibility that hazardous materials may exist or have existed on the site, or when the site may have been impacted by adjoining properties that handled hazardous materials.

Our multi-family commercial real estate loans are secured by projects that include five or more nonowner-occupied residential units. Our other commercial real estate loans are secured by nonresidential properties such as office buildings, industrial warehouse facilities, anchored and unanchored retail buildings, medical office buildings, healthcare facilities including nursing homes and assisted living facilities and other commercial facilities. At December 31, 2025, nearly all of our multi-family commercial real estate and commercial real estate loans were secured by properties located within our market area.

Our largest commercial real estate relationship with an aggregate total exposure of approximately $41.4 million as of December 31, 2025, is with a real estate developer whose projects include multi-family commercial real estate, commercial land development and construction and tenant occupied commercial real estate.  All of the underlying loans were performing in accordance with their terms as of December 31, 2025.

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

The following table summarizes the outstanding principal balance of our commercial real estate loans by major loan sectors at December 31, 2025:

(Dollars in thousands, except percents)	$ Outstanding	% Outstanding
Multifamily (5+ Units)	$533,145	23.04%
Office	286,779	12.39
Industrial / Warehouse	259,472	11.21
Retail – Unanchored	224,812	9.71
1-4 Family Residential – Rental Property	189,609	8.19
Retail – Anchored	126,079	5.45
Other	109,215	4.72
Unassigned	83,457	3.61
Medical Office Building	66,328	2.87
Recreational	61,893	2.67
Gas Station/Convenience Store	54,630	2.36
Hospitality (Hotel / Motel)	53,601	2.32
Healthcare	42,156	1.82
Restaurant / Bar	39,098	1.69
Land – Unimproved	33,766	1.46
School / Campus Real Estate	31,609	1.37
Self-storage / Mini-warehouse	29,623	1.28
Land Acquisition & Development - Commercial	18,067	0.78
All other commercial real estate asset classes	70,771	3.06
Total commercial real estate loans	$2,314,110	100.0%

Commercial Loans. At December 31, 2025, commercial business loans to professionals, sole proprietorships, small businesses in our market area comprise 16.4 percent of our loan portfolio, and commercial loans to municipalities comprise 5.0 percent of our loan portfolio. We offer term loans for capital improvements, equipment acquisition and long-term working capital. These loans are typically priced at short-term fixed rates or variable rates based on the prime rate. These loans are secured by business assets other than real estate, such as business equipment and inventory, and, generally, are backed by personal guarantees of the owner or owners of the business. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases.

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

Commercial Equipment Financing. At December 31, 2025, commercial equipment financing loans under our subsidiary 1st Equipment Finance, Inc. totaled $169.0 million, or 4.2 percent, of our total loan portfolio. Equipment financing alternatives include direct finance loans and leases and municipal leases, to businesses and governmental units within and outside our primary market area. In addition, this loan segment includes purchased pools of secured loans. Our equipment financing loans and leases are primarily secured by commercial vehicles, machinery and equipment.

One-to-Four Family Residential Loans. Residential real estate loans comprise 14.8 percent of our loan portfolio. We offer two types of residential mortgage loans: fixed-rate loans, with terms of up to 30 years, and adjustable-rate loans, with interest rates and payments that are adjusted annually after an initial fixed period of one, three, five, ten or fifteen years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the appropriate U.S. Treasury Security Index. Our adjustable-rate single-family residential real estate loans generally have caps on increases or floors on decreases in the interest rate at any adjustment date, and a maximum adjustment limit over the life of the loan. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity Treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation, which require borrowers to be qualified at a rate equal to 200 basis points above the discounted loan rate under certain conditions.

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

We offer home equity loans and lines of credit, typically with a maximum combined loan-to-value ratio of 90 percent. Home equity loans generally have fixed rates of interest and are originated with terms of up to 15 years. Home equity lines of credit generally have variable rates and are indexed to the prime rate. Home equity lines of credit generally have draw periods with 20-year repayment periods.

We generally do not make high loan-to-value loans (defined as loans with a loan-to-value ratio exceeding 80 percent) without private mortgage insurance. The maximum loan-to-value ratio we generally permit is 95 percent with private mortgage insurance. We require all properties securing residential mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Consumer Loans. We offer a variety of consumer loans, which represent 2.7 percent of our loan portfolio, including lines of credit, automobile loans and loans secured by savings accounts and certificates of deposit. We also offer unsecured loans.

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

We offer loans secured by new and used automobiles. We primarily offer such loans indirectly, through partnerships with dealerships within our market area. These loans have fixed interest rates and generally have terms up to seven years. We offer automobile loans with loan-to-value ratios of up to 100 percent or more of the purchase price of the vehicle depending upon the credit history of the borrower and other factors.

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

We have adhered and continue to adhere to credit policies, which management believes are sound. Our loan policies require verification of information provided by loan applicants as well as an assessment of their ability to repay all loans. At no time have we made loans similar to those commonly referred to as “no doc” or “stated income” loans.

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

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increase in required monthly loan payment for borrowers with adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of collateral also may be adversely affected in a high-interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on residential mortgage loans. We attempt to negotiate floors on most adjustable-rate commercial loans. The commercial adjustable-rate loans generally provide a fixed rate re-negotiation at the end of the initial fixed rate period. If we and the borrower are unable to agree on a new fixed rate then the rate converts to a floating rate obligation. In addition, some commercial loans adjust to a predetermined index plus a spread at the end of the initial fixed rate period, for a like period. To a lesser degree, we enter into transactions with collars generally for periods of five years or less.

Loan Originations. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We also purchase participations in loans from local financial institutions to supplement our lending portfolio. Loan participations are subject to the same credit analysis and loan approvals as the loans we originate. We are permitted to review all the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15 percent of the capital accounts of the Bank. Capital accounts include the aggregate of capital, surplus, undivided profits, capital securities and reserve for credit losses. At December 31, 2025, our regulatory limit on loans to one borrower was $83.8 million.

For additional information about our lending activities see Item 7 – Management’s Discussion and Analysis of Financial Condition, Management’s Discussion and Analysis 2025 versus 2024, Loan Portfolio, in this Annual Report on Form 10-K.

Asset Quality

(Dollars in thousands, except percents)	December 31, 2025	December 31, 2024
Nonaccrual loans	$10,796	$22,499
Accruing loans past due 90 days or more:	524	458
Total nonperforming loans	11,320	22,957
Foreclosed assets	750	27
Total nonperforming assets	$12,070	$22,984
Total loans held for investment	$4,066,896	$3,993,505
Allowance for credit losses	39,007	41,776
Allowance for credit losses as a percentage of loans held for investment	0.96%	1.05%
Allowance for credit losses as a percentage of nonaccrual loans	361.31%	185.68%
Allowance for credit losses as a percentage of nonperforming loans	344.58%	181.97%
Nonaccrual loans as a percentage of loans held for investment	0.27%	0.56%
Nonperforming loans as a percentage of loans, net	0.28%	0.58%
Nonperforming assets as a percentage of total assets	0.23%	0.45%

Allowance for Credit Losses (“ACL”)

The ACL decreased $2.8 million to $39.0 million at December 31, 2025, from $41.8 million at the end of 2024. During the twelve months ended December 31, 2025, net charge-offs were $2.9 million and the provision for credit losses totaled $98 thousand.

The ACL, as a percentage of loans, net of unearned income, was 0.96 percent at the end of 2025, and 1.05 percent at the end of 2024. The coverage ratio, the ACL as a percentage of nonperforming loans, is an industry ratio used to test the ability of the ACL account to absorb potential losses arising from nonperforming loans. The coverage ratio was 344.6 percent at December 31, 2025, and 182.0 percent at December 31, 2024. We believe that our ACL was adequate to absorb probable credit losses at December 31, 2025.

The tables below present the individually evaluated loans of the ACL as well as the pooled loans portion which consist of both a quantitative and qualitative components of the ACL.

	December 31, 2025		December 31, 2024
(Dollars in thousands, except percents)	Amount	%	Amount	%
Individually evaluated:
Commercial and industrial	$404	1.04%	$325	0.78%
Municipal
Real Estate:
Commercial	451	1.16
Residential	78	0.20	190	0.45
Consumer
Equipment financing	399	1.02	434	1.04
Total individually evaluated	1,332	3.42	949	2.27
Pooled:
Commercial and industrial	5,632	14.44	5,679	13.59
Municipal	1,413	3.62	1,072	2.57
Real Estate:
Commercial	19,547	50.11	21,614	51.74
Residential	4,885	12.52	4,924	11.79
Consumer	1,759	4.51	2,540	6.08
Equipment financing	4,439	11.38	4,998	11.96
Total pooled	37,675	96.58	40,827	97.73
Total allowance for credit losses	$39,007	100.00%	$41,776	100.00%

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Quantitative	Qualitative	Total	Quantitative	Qualitative	Total
Commercial and Industrial	$3,244	$2,388	$5,632	$3,689	$1,990	$5,679
Municipal	503	910	1,413	461	611	1,072
Commercial real estate	8,993	10,554	19,547	7,918	13,696	21,614
Residential real estate	542	4,343	4,885	606	4,318	4,924
Consumer	1,434	325	1,759	1,946	594	2,540
Equipment financing	1,138	3,301	4,439	930	4,068	4,998
Total	$15,854	$21,821	$37,675	$15,550	$25,277	$40,827

Sources of Funds

Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. Other sources of funds are provided by investing activities, including principal and interest payments on loans and investment securities, and operating activities, primarily net income. We offer a variety of deposit accounts with a range of interest rates and terms, including, among others: money market accounts; interest bearing checking products; savings accounts; certificates of deposit; individual retirement accounts, and non-interest-bearing demand deposit products. These deposits are primarily obtained from areas surrounding our community banking offices. We rely primarily on marketing, product innovation, technology, service and long-standing relationships with customers to attract and retain these deposits. Other deposit related services include remote deposit capture; automatic clearing house transactions; cash management services; automated teller machines; point of sale transactions; safe deposit boxes; night depository services; direct deposit, online banking and official check services. We have occasionally used policy approved brokers to generate wholesale deposits to supplement our deposit base.

Borrowings

Borrowings may be used to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Borrowings from the FHLB of Pittsburgh typically are collateralized by a portion of our real estate loans. In addition to the FHLB, we have borrowing facilities with the Federal Reserve Bank and correspondent banks.

The Bank is a member of the FHLB of Pittsburgh. The FHLB functions as a central bank providing credit for the Bank and other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of certain of its real estate loans, provided certain standards related to creditworthiness have been met. At December 31, 2025, our maximum borrowing capacity with the FHLB was $1.7 billion, of which $159.2 million was outstanding in borrowings including accrued interest payable, and $498.8 million in irrevocable standby letters of credit.

To further supplement our borrowing capacity, we also maintain a borrower-in-custody of collateral arrangement at the Federal Reserve that enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the Federal Reserve. At December 31, 2025, our borrowing capacity at the Federal Reserve related to this program was $349.0 million and there were no amounts outstanding. For additional information, see Note 12 “Short-term borrowings” and Note 13 “Long-term debt”. The table below presents additional sources of liquidity as of December 31, 2025.

			Total Available
At December 31, 2025	Total Available	Outstanding	for Future Liquidity
FHLB Advances	$1,692,839	$658,587	$1,034,252
Federal Reserve - Discount Window	348,996		348,996
Correspondent bank lines of credit	27,000		27,000
Other sources of liquidity:
Brokered deposits	790,587	152,221	638,366
Unencumbered securities	221,170		221,170
Total sources of liquidity	$3,080,592	$810,808	$2,269,784

Trust, Wealth Management and Brokerage Services

Our trust department offers a broad range of fiduciary and investment services, including investment services, investment management, IRA trustee services, estate administration, living trusts, trustee under will, guardianships, life insurance trusts, custodial services / IRA custodial services, corporate trusts, and pension and profit-sharing plans. At December 31, 2025, the Bank had $468.5 million in trust assets under management.

We provide a comprehensive array of wealth management products and services to individuals, small businesses and nonprofit entities. These products and services include investment portfolio management; estate planning; annuities; business succession planning; insurances; retirement plan services; education funding strategies, and tax planning, among others.

We have a third-party marketing agreement with a broker-dealer that allows us to offer a full range of securities, brokerage services and annuity sales to our customers. Through this relationship, our clients have access to a wide array of financial and wealth management strategies, including services such as professional money management, retirement and education planning, and investment products including stocks, bonds, mutual funds, annuities and insurance products. Our trust, wealth management and brokerage services are offered throughout our retail branch system.

Cash Management and Treasury Services

We offer a suite of cash management and treasury services to support the operational needs of businesses throughout our markets. These services include ACH collections and payments, remote and mobile deposit capture, lockbox services, wire transfers, payroll and direct deposit ACH, online bill pay, interbank transfers, merchant services, and cash flow optimization tools such as investment sweeps, line-of-credit sweeps, and zero balance and target balance accounts.

We also provide the Peoples Security Bank & Trust Visa® Business Purchasing Card (PCard), fraud prevention services including Payee Positive Pay and ACH Positive Pay, and vault services in conjunction with armored courier arrangements for secure cash handling and daily deposit credit.

Competition

The banking and financial services industries are highly competitive. We compete with commercial banks, thrift institutions, credit unions, and internet-based financial institutions and financial technology (“FinTech”) companies, many of which are substantially larger in terms of assets and available resources. Certain of these institutions have significantly higher lending limits than we do and may provide various services for their customers that we presently do not. In addition, we compete for deposits from mutual funds and security brokers, and online banks, while consumer discount, online lenders, mortgage and insurance companies compete for various types of loans. Credit unions, finance companies and mortgage companies enjoy certain competitive advantages over us, as they are not subject to the same regulatory restrictions and taxations as commercial banks. Principal methods of competing for bank products, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.

In our market area, we expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet/digital banking including online account opening by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area.

We believe that our most significant competitive advantage originates from our business philosophy which includes offering direct access to senior management and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently applied credit policies. In addition, our success has been, and will continue to be, a result of our emphasis on community involvement and customer relationships. Consolidation within the financial services industry, and particularly in our market area, could provide community banks like us opportunities to increase market share.

Supervision and Regulation

We are extensively regulated under federal and state laws. Generally, these laws and regulations are intended to protect the Bank’s customers and depositors, not shareholders. The following is a summary of certain provisions of law that are material to us and that affect the regulation of bank holding companies and banks but it is not a complete description of all laws and regulations, or all aspects of those laws and regulations that affect us. This discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in laws and regulations may have a material effect on our business and prospects.

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

The Bank is regulated by the Pennsylvania Department of Banking and Securities and the FDIC. The Department of Banking may prohibit an institution over which it has supervisory authority from engaging in activities or investments that it believes constitute unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices.

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

We are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons which generally require that such credit extensions be made on substantially the same terms as are available to unaffiliated persons dealing with us, not involve more than the normal risk of repayment, and require approval of the Bank’s board of directors for certain transactions with affiliated persons. Other laws tie the maximum amount that may be loaned to any one customer and its related interests, whether the customer is an affiliated or nonaffiliated person, to our capital levels. Other laws restrict or prohibit certain transactions between the Bank and its affiliates.

Limitations on Dividends and Other Payments

Our ability to pay dividends largely depends upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on our ability and the ability of the Bank to pay dividends. Under such restrictions, the Bank may only declare and pay dividends out of accumulated net earnings (including accumulated net earnings acquired as a result of a merger within seven years). Further, the Bank may not declare or pay any dividends if the payment of the dividend reduces the Bank’s surplus below 100 percent of its capital stock. Pennsylvania law requires the Bank to annually set aside as surplus a sum equal to not less than 10 percent of its net earnings if the surplus does not equal at least 100 percent of its capital stock. In addition to these specific restrictions, bank regulatory agencies can prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulator determines that the proposed dividend would constitute an unsafe or unsound practice.

Permitted Non-Banking Activities

If a bank holding company and its subsidiary bank are each determined by the FRB to be well capitalized and well managed then they may engage in certain nonbanking activities closely related to banking or managing or controlling banks by providing notice to the FRB after commencing the activities. Such a bank holding company proposing to engage in permissible nonbanking activities, through a new enterprise or through the acquisition of an existing company, must provide prior notice to the FRB. For transactions that do not qualify for the post or expedited prior notice procedures, a bank holding company must file a notice for prior FRB approval. Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

Certain Transactions by Insured Banks with their Affiliates

There are statutory restrictions related to the extent bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution (i.e., banking) subsidiaries. In general, an “affiliate” of a bank includes the bank’s parent holding company and any subsidiary of the parent holding company. However, an “affiliate” does not generally include the bank’s operating subsidiaries. A bank (and its subsidiaries) may not lend money to, or engage in other covered transactions with, its non-bank affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the bank and its subsidiaries cannot exceed 10 percent of the bank’s capital stock and surplus; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the bank and its subsidiaries cannot exceed 20 percent of the bank’s capital stock and surplus. “Covered transactions” are defined to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Certain covered transactions are also subject to collateral security requirements.

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

Pennsylvania Law

As a Pennsylvania incorporated bank holding company, Peoples is subject to various restrictions on its activities as set forth in Pennsylvania law. This is in addition to those restrictions set forth in federal law. Under Pennsylvania law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Pennsylvania must obtain permission from the Department of Banking to do so.

Prompt Corrective Action

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities.

The Bank was “well capitalized” based on its actual capital position at December 31, 2025. However, an institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

A depository institution is generally prohibited from making any capital distributions including payment of a cash dividend or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator; generally, within 90 days of the date such institution is determined to be critically undercapitalized.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which include off-balance-sheet items, against both total qualifying capital, Common Equity Tier 1 capital, and Tier 1 capital.

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

Current rules, which implemented the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act, call for the following capital requirements:

●	A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent;
●	A minimum ratio of tier 1 capital to risk-weighted assets of 6.0 percent;
●	A minimum ratio of total capital to risk-weighted assets of 8.0 percent; and
●	A minimum leverage ratio of 4.0 percent.

The FRB applies consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions.

The Company and the Bank’s actual capital ratios at December 31, 2025, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	December 31, 2025
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$440,852	11.03%	$179,784	4.50%	NA	NA
Bank	520,587	13.06	179,427	4.50	$259,172	6.50%
Tier 1 capital to risk-weighted assets:
Company	450,852	11.28	239,712	6.00	NA	NA
Bank	520,587	13.06	239,236	6.00	318,981	8.00
Total capital to risk-weighted assets:
Company	571,887	14.31	319,617	8.00	NA	NA
Bank	558,435	14.01	318,981	8.00	398,726	10.00
Tier 1 capital to average assets:
Company	450,852	8.84	204,039	4.00	NA	NA
Bank	520,587	10.22	203,726	4.00	254,658	5.00
NA = not applicable

In addition, the current rules provide for a conservation buffer of 2.5 percent for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, and total risk-based capital to risk-weighted assets, thereby increasing the required capital ratios for each measure. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

Mortgage servicing assets (“MSAs”) and certain deferred tax assets (“DTAs”) are subject to stricter limitations than those applicable to other assets under the capital rules.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions including:

●	limitations on its ability to pay dividends; or
●	the issuance by the applicable regulatory authority of a capital directive to increase capital, and in the case of depository institutions, the termination of deposit insurance by the FDIC, among other measures applicable to undercapitalized institutions.

In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to Peoples.

A qualifying community banking organization (defined to have, among other things, total consolidated assets of less than $10 billion) that has made an election to use the community bank leverage ratio framework will be considered to have met the minimum capital requirements, the capital ratio requirements, and any other capital or leverage requirements to which the qualifying community banking organization would be subject, if it has a leverage ratio of greater than 9 percent. In November 2025, the federal banking regulators issued a proposal that would lower the leverage ratio for purposes of the community bank leverage ratio framework from 9.0 percent to 8.0 percent. As of December 31, 2025, the Bank has not elected to use the community bank leverage ratio framework.

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

Community Reinvestment Act (“CRA”)

The Community Reinvestment Act of 1977 is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community, including low and moderate-income neighborhoods. The CRA regulations establish performance-based standards for use in examining for compliance. The Bank had its last CRA compliance examination in 2024 and received a “satisfactory” rating. If the Bank receives a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions on operating activities would be imposed and certain new activities could not be undertaken.

Anti-Money Laundering

The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The federal Bank Secrecy Act (the “BSA”) also requires financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The Patriot Act enhanced regulations under the BSA to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering and requires financial institutions to establish anti-money laundering programs. Regulations adopted under the BSA impose on financial institutions customer due diligence requirements, and the federal banking agencies expect that customer due diligence programs will be integrated within a financial institution’s broader BSA and anti-money laundering compliance program. The Office of Foreign Assets Control (“OFAC”), a division of the U.S. Department of the Treasury, is responsible for helping to ensure that domestic entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.

Deposit Insurance

Each of the Bank’s depository accounts is insured by the FDIC against loss to the depositor to the maximum extent permitted by applicable law, and federal law and regulatory policy impose a number of obligations and restrictions on the Company and the Bank to reduce potential loss exposure to depositors and to the FDIC Deposit Insurance Fund (“DIF”). The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations as an insured institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes. The FDIC may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank’s deposit insurance.

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits. At December 31, 2025, total base assessment rates for institutions that have been insured for at least five years range from 2.5 to 32 basis points applying to banks with less than $10 billion in assets.

Incentive Compensation

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity.

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

Limits on Interstate Acquisitions and Mergers

Bank holding companies are precluded from engaging in an interstate acquisition–the acquisition of a bank outside its home state–unless the bank holding company is both well capitalized and well managed. Furthermore, a bank may not engage in an interstate merger with another bank headquartered in another state unless the surviving institution is well capitalized and well managed.

Limits on Interchange Fees

The Electronic Fund Transfer Act, among other things, gives the Federal Reserve the authority to establish rules regarding the interchange, or “swipe”, fees, that a card issuer may receive or change with respect to an electronic debit transaction to ensure that interchange transactions fees are reasonable and proportional to the cost incurred by card issuers. Issuers with less than $10 billion in assets, like the Bank, are exempt from debit card interchange fee standards.

Consumer Protection

The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include, but are not limited to, the Truth-in-Lending Act (“TILA”), the Real Estate Settlement Procedures Act (“RESPA”), the Electronic Funds Transfer Act, the Equal Credit Opportunity Act (“ECOA”), the Home Ownership and Equity Protection Act (‘HOEPA”), the Fair Credit and Reporting Act, the Fair Debt Collection Practices Act and the Home Mortgage Disclosure Act (“HMDA”), and their respective state law counterparts. If we fail to comply with these laws and regulations, we may be subject to various penalties or enforcement actions. Failure to comply with consumer protection requirements may also result in delays in obtaining or failure to obtain any required bank regulatory approval for proposed merger or acquisition transactions.

The Consumer Financial Protection Bureau (“CFPB”) has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The CFPB establishes certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. However, the current leadership of the CFPB has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. We cannot currently predict the nature and timing of future developments that may potentially impact CFPB rules, proposals, enforcement and supervision.

Mortgage Banking Regulations

In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank’s mortgage origination activities are subject to the ECOA, HMDA, RESPA, and HOEPA, and the regulations promulgated under these acts, among other additional state and federal laws, regulations and rules.

Mortgage origination activities are also subject to Regulation Z, which implements the federal TILA. Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay.

Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be considered a qualified mortgage, the points and fees paid by a consumer cannot exceed 3 percent of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance.

Real Estate Lending Standards and Guidance

The federal regulatory agencies have adopted regulations setting forth standards for extensions of credit that are secured by real estate. Under these regulations, the Bank must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements.

The federal regulatory agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending,” which defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income or the proceeds of the sale, refinancing, or permanent financing of the property. The guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending. The guidance states that the following metrics may indicate a concentration of CRE loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, nonfarm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months.

Federal Home Loan Bank of Pittsburgh (“FHLB”)

The Bank is a member of the Pittsburgh FHLB, which is one of eleven regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. Each member bank must purchase and maintain stock in the FHLB.

Brokered Deposits

Section 29 of the Federal Deposit Insurance Act and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” In December 2020, the FDIC issued rules establishing a new framework for certain provisions of the “deposit broker” definition and amended the FDIC’s interest rate methodology calculating rates and rate caps. The rules became effective on April 1, 2021, and, to date, there has been no material impact to either the Company or the Bank from the rules.

Confidentiality and Customer Information

We are subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure. Certain exceptions may apply to the requirement to deliver an annual privacy notice based on how a financial institution limits sharing of nonpublic personal information and whether the institution’s disclosure practices or policies have changed in certain ways since the last privacy notice that was delivered.

Cybersecurity

The federal banking regulators have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cybersecurity incident. In addition, all federal and state banking regulators continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

Federal rules require a banking organization to notify their primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a computer-security incident may pose a threat to the stability of the U.S. financial system. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect its customers for four or more hours.

Rulemaking is also ongoing for the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”), adopted in 2022, that will require, among other things, covered entities to report significant cyber incidents, including ransomware attacks, to the Cybersecurity and Infrastructure Security Agency (“CISA”) within 72 hours from the time the covered entity reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). On February 13, 2026, CISA announced a series of town hall meetings to allow external stakeholders a limited opportunity to provide input on the scope and burden of the proposed rulemaking. Final rules under CIRCIA are expected to be completed in 2026.

In addition, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed because of a data breach. Moreover, Congress has considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which the Company and/or the Bank may be subject if passed.

For more information on our cybersecurity practices, see Item 1C. “Cybersecurity.”

Future Legislation

Proposed legislation is introduced in almost every legislative session that would affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted or if adopted how it would affect our business. History has demonstrated that new legislation or change to existing laws or regulations usually results in greater compliance burden and therefore generally increases the cost of doing business. In addition to laws and regulations, regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to us. A change in applicable laws, regulations or regulatory guidance, in the manner in which laws, regulations and regulatory guidance are interpreted by regulatory agencies or courts, or in the supervisory environment generally, may have a material impact on our business, operations and earnings.

Availability of Securities Filings

The Company is subject to the periodic and other reporting requirements of the Exchange Act, including the filing of annual, quarterly, and other reports, and amendments to those reports, with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information that we file electronically with the SEC, which is available at http://www.sec.gov. We also maintain an internet website at www.psbt.com, where we make available free of charge through the “Investor Relations” link on our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our internet website and the information contained therein are not incorporated into this Form 10-K. In addition, copies of our annual report will be made available, free of charge, upon written request.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, one should carefully consider the factors discussed below, which could materially affect our business, financial condition or future results. The risks described below are not the only risks that we face but are designed to highlight what we believe are the material factors to consider when evaluating our business and expectations. References to past events and risks are provided as examples only and are not intended to be a complete listing or representation as to whether any such risk factor presented has occurred in the past or likelihood of it occurring in the future. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Interest Rates

Changes in interest rates could adversely impact our financial condition and results of operations.

The Company’s profitability depends to a large extent on its net interest income, which is the difference between the interest income paid on its loans and investments and the interest the Company pays to third parties such as its depositors, lenders and debtholders. Consequently, changes in interest rates impact profits and the fair values of certain assets and liabilities. Models that the Company uses to forecast and plan for the impact of rising and falling interest rates may fail to consider the impact of competition and other conditions affecting loans, deposits and cash flow assumptions. Volatility in interest rates affects the Company’s earnings, and depending on the extent of such volatility, the Company’s operating results and financial position could be materially impacted.

Interest rate increases often result in larger payment requirements for our borrowers, which increase the risk of potential default. At the same time, the marketability of collateral securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In late 2024, the policy of the Federal Open Market Committee (“FOMC”) shifted and the FOMC began lowering rates. The Federal Funds target rate generally remained stable for the first eight months of 2025 and then the FOMC resumed its accommodative posture by reducing rates and bringing the Federal Funds target rate down to a range of 3.50% to 3.75% as of December 31, 2025. Contrarily, a declining interest rate environment may result in an increase in prepayments on loans as borrowers refinance their loans at lower rates. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower-yielding loans or investments, which could have a negative impact on our earnings. As of the date of this report, it is unclear whether interest rates will continue to decline in 2026.

Increases in interest rates and economic conditions affecting consumer demand for housing can have a material impact on the volume of mortgage originations and refinancing, adversely affecting the profitability of the mortgage banking business. Interest rate risk can also result from variances between the dollar amounts of repricing or maturing assets and liabilities and from variances in the timing and rates at which the assets and liabilities reprice. The Company actively monitors and manages the balances of maturing and repricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that the Company will be able to avoid material adverse effects on net interest margin. Rising interest rates in prior periods have increased interest expense, with a commensurate negative effect on net interest income, but may not be expected to do so in future periods. In a rising rate environment, competition for cost-effective deposits increases, making it more costly for the Company to fund loan growth. Rapid and unexpected volatility in interest rates creates additional uncertainty and potential for adverse financial effects. Future changes in interest rates may materially adversely affect our financial condition and results of operations.

Changes in interest rates could affect our investment values and impact comprehensive income and stockholders’ equity.

At December 31, 2025, we had approximately $512.6 million of securities available for sale. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2025, our available for sale securities had an unrealized loss, net of taxes, of approximately $29.1 million. The fair value of our available for sale securities is subject to change based on prevailing interest rates, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders’ equity.

Our results of operations may be materially and adversely affected by impairment charges relating to our investment portfolio.

Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. A security is considered impaired if its fair value is less than its amortized cost basis (excluding fair value hedge accounting adjustments from active portfolio layer method hedges).

Management periodically evaluates investments for impairment and utilizes criteria such as the magnitude of the decline, in addition to the reasons underlying the decline, to determine whether impairment is due to credit losses. If management concludes that it does not intend to sell an impaired security and it is not more likely than not required to sell an impaired security before recovery of its amortized cost basis (except for fair value hedge accounting adjustments from active portfolio layer method hedges), the Company will record the portion of the impairment related to credit losses (if any) in an ACL with an offsetting entry to net income. If an impairment charge is significant enough, it could affect our ability to pay dividends. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

Risks Related to Asset Quality

We are subject to credit risk in connection with our lending activities, and our financial condition and results of operations may be negatively impacted by economic conditions and other factors that adversely affect our borrowers.

Lending money is a significant part of the banking business and interest income on our loan portfolio is the principal component of our revenue. Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans in a timely manner. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience credit losses, and our financial condition and results of operations will be adversely affected. Our loans which were between 30- and 89- days delinquent on December 31, 2025, totaled $15.5 million. Our nonperforming assets were approximately $12.1 million on December 31, 2025. Our ACL was approximately $39.0 million on December 31, 2025.

At December 31, 2025, $602.3 million or 14.8 percent, of our loan portfolio consisted of residential mortgage loans and $2.3 billion or 56.9 percent, of our loan portfolio consisted of commercial real estate loans. In addition, $667.9 million or 16.4 percent of our loan portfolio consisted of taxable commercial loans and $202.3 million or 5.0 percent of non-taxable commercial loans. A majority of these loans are made to borrowers or secured by properties located in Eastern Pennsylvania, where our business activities are primarily concentrated. Deterioration in economic conditions in this market area, particularly in the industries on which this geographic area depends, or a general decline in economic conditions has previously adversely affected the quality of our loan portfolio (including the level of nonperforming assets, charge offs and provision for credit losses) and may adversely impact our loan quality in the future, as well as the demand for our products and services, and, accordingly, our results of operations. Future declines in real estate values in the region could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we sought to recover on defaulted loans by selling the real estate collateral.

We make commercial and industrial, construction, commercial real estate and equipment financing loans, which present greater risks than other types of loans.

As of December 31, 2025, approximately 77.5 percent of our loan portfolio consisted of commercial and industrial, construction, commercial real estate and equipment financing loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans totaled $2.3 billion at December 31, 2025, or 56.9 percent of our loan portfolio. The commercial real estate market poses risks of loss to us because of the concentration of commercial real estate loans in our loan portfolio, and the lack of diversity in risk associated with such a concentration. Banking regulators give commercial real estate lending greater scrutiny, and banks with larger commercial real estate loan portfolios are expected by their regulators to implement improved underwriting, internal controls, risk management policies and portfolio stress-testing practices to manage risks associated with commercial real estate lending. If our banking regulators determine that our commercial real estate lending activities are particularly risky and are subject to heightened scrutiny, we may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities. Additional losses or regulatory requirements related to our commercial real estate loan concentration could materially adversely affect our business, financial condition and results of operations.

At December 31, 2025, our portfolio included $169.0 million of equipment financing loans and leases. Our equipment finance activities expose us to a range of risks, including credit, operational, and collateral and/or residual value risks. Credit risk arises from the potential inability of borrowers to meet their payment obligations, which can be influenced by economic conditions, industry-specific downturns, or borrower-specific financial difficulties. Operational risks include the potential for errors in documentation, underwriting, or asset/collateral management processes, which could affect our ability to enforce contracts or recover equipment. Collateral and/or residual value risks stem from fluctuations in the value of financed equipment. The resale market for equipment may be limited, reducing our ability to mitigate losses in the event of default or at the end of lease term.

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

The determination of the ACL involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ACL. Increases in nonperforming loans have a significant impact on our ACL. Our ACL may not be adequate to absorb actual credit losses. If conditions in our regional real estate markets decline, we could experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, if the economy slows, the negative impact to our market area could result in higher delinquencies and credit losses. As a result, we will continue to make provisions for credit losses and to charge off additional loans in the future, which could have a material adverse effect on our financial condition and results of operations.

In addition to our internal processes for determining our ACL, bank regulatory agencies periodically review our ACL and may require us to increase the provision for credit losses, to recognize further loan charge-offs, or to take other actions based on judgments that differ from those of our management. If loan charge-offs in future periods exceed the ACL, we will need to increase our ACL. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for credit losses. Provisions for credit losses will result in a decrease in net income and capital and may have a material adverse effect on our financial condition, and results of operations and cash flows.

Risks Related to Liquidity

Liquidity is essential to our business.

An inability to raise funds through deposits, borrowings, the sale of securities or loans and other sources would have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Although we have historically been able to replace maturing deposits and borrowings as necessary, we might not be able to replace such funds in the future if, among other things, the results of operations or financial condition of our lenders or market conditions were to change for us or our lenders.

Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of the Bank, which could lead to a loss of depositor confidence in turn leading to an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other banks experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers (i) spread deposits among several different banks to maximize their amount of FDIC insurance, (ii) move deposits to larger banks (who may be considered “too big to fail”), or (iii) remove deposits from the banking system entirely. As of December 31, 2025, approximately 23.1 percent of our deposits were uninsured and uncollateralized. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

We rely substantially on deposits obtained from customers in our target markets to provide liquidity and support growth.

Our business strategies are based on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises. If our deposit levels fall, we could lose a relatively low-cost source of funding and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations and growth, or if we lose a significant portion of our local customer deposits or a significant deposit relationship, we will look to outside sources, such as borrowings from the FHLB, which is a secured funding source, and our liquidity and/or profitability could be adversely impacted. Our ability to access borrowings from the FHLB will depend on the extent to which we can provide collateral to secure FHLB borrowings. We may also look to federal funds purchased and brokered deposits, although the use of brokered deposits may be limited or discouraged by our banking regulators. We may also seek to raise funds through the issuance of shares of our common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. If we are unable to access sufficient funding to support our business operations and growth strategies or if we are unable to access such funding on attractive terms, we may not be able to implement our business strategies which may negatively affect our financial performance.

Unrealized Losses in Our Securities Portfolio Could Affect Liquidity.

Changes in market interest rates affect the fair value of our securities. The fair value of our available for sale securities portfolio was below its amortized cost and accordingly was in an unrealized loss position at December 31, 2025. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive loss in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for sale securities portfolio. At the end of the fourth quarter of 2025, we completed a strategic repositioning of a portion of our available for sale securities portfolio. As part of the repositioning, we sold $78.6 million of lower-yielding, U.S. treasury bonds with a weighted average yield of 1.18% and realized an after-tax loss of approximately $1.8 million. The net proceeds of approximately $76.1 million from the sale were used to purchase higher-yielding investment securities that have been classified as available for sale including $38.2 million of U.S. agency mortgage-backed securities and $37.9 million of tax-exempt municipal bonds. The goal of the repositioning was to improve interest income and not for liquidity purposes. The purchased securities have a weighted average book yield of approximately 4.67%. We expect to recover the after-tax loss recorded on the sale within approximately ten months from the completion of the repositioning.

We will continue to monitor the securities portfolio. We do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if: (i) securities must be sold at a loss; (ii) tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; or (iii) bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of confidence and an increase in deposit withdrawals, particularly among customers with uninsured deposits.

The liquidity of our holding company depends on payments from the Bank, which are subject to restrictions.

We depend on dividends, distributions and other payments from the Bank to fund dividend payments to our shareholders, if any, and to fund all payments on obligations of our holding company. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from the Bank to us. Restrictions or regulatory actions of that kind could impede access to funds that we may need to make payments on our obligations or dividend payments, if any. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Holders of our common stock are entitled to receive dividends if and when declared from time to time by our Board of Directors in its sole discretion out of funds legally available for that purpose.

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

As of December 31, 2025, goodwill and intangible assets totaled $76.0 million and $27.7 million, respectively. We account for goodwill and other intangible assets in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using a two-step approach. Testing for impairment of goodwill and intangible assets is performed annually, or more frequently if market factors change, and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. A significant and sustained decline in the company’s common stock price from changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates or other external factors (such as global pandemics, political instability and conflict, or natural disasters) may necessitate taking charges in the future and could result in an impairment charge at a future date.

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

We are subject to losses due to errors, omissions or fraud by our employees, clients, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by third parties, customers and employees, clerical recordkeeping errors, and transactional errors. Fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, social engineering, phishing and other dishonest acts. While our procedures are designed to follow customary, industry-specific security precautions and while we provide employees with ongoing training and regular communications and guidance to combat fraud, our efforts might not be successful in mitigating or reducing fraudulent attempts resulting in financial losses, increased litigation risk and reputational harm.

Our business also depends on our employees, as well as third-party service providers, to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties, or other third parties caused an operational breakdown or failure, either from human error, fraudulent manipulation, or purposeful damage to any of our operations or systems.

We are exposed to environmental liabilities with respect to real estate.

We currently operate 40 community banking offices, and own additional real estate. In addition, a significant portion of our loan portfolio is secured by real property. In the course of our business, we may foreclose, accept deeds in lieu of foreclosure, or otherwise acquire real estate, and in doing so could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Although we have policies and procedures to perform an environmental review before acquiring title to any real property, these may not be sufficient to detect all potential environmental hazards. If we were to become subject to significant environmental liabilities, it could materially and adversely affect us.

Our reliance on third-party vendors and service providers exposes us to certain operational, regulatory and reputational risks.

We depend on third-party service providers and vendors, with whom we have substantial and material ongoing business relationships, including for core banking services, credit and debit card services, branch capture services, internet banking services and other services complementary to our banking products. If these third-party relationships were to unexpectedly become impaired or cease, our operations could be interrupted. It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking, credit card and debit card services, in a timely manner and the replacement could be on terms that are less favorable to us. If an interruption were to continue for a significant period of time, or if a new vendor’s terms were less favorable to us, it could have a material adverse effect on our business, financial condition or results of operations. In addition, a third-party’s failure to provide the services we require could threaten our compliance with applicable laws and regulations or cause us to suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

These third-party relationships are subject to demanding regulatory requirements and attention from our bank regulators. Banking regulations require us to perform due diligence concerning our third-party vendors, to monitor ongoing relationships, and to maintain operational control. We expect that our regulators will hold us responsible for deficiencies in any oversight or loss of control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.

Demand for the Company’s services is influenced by general economic and consumer trends beyond the Company’s control.

The Company’s business activities and earnings are affected by general business conditions in the United States and in the market area in which the Company operates. There can be no assurance that our business and corresponding financial performance will not be adversely affected by general economic or consumer trends or events. These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, recession and the strength of the economy in the United States generally and the Company’s market area. A favorable business environment is characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; or increases in inflation or interest rates; or periods of inflation. Unfavorable conditions can be caused by a variety of factors that lead to uncertainty and volatility. Global economic markets have seen extensive volatility over the last several years owing to variety of factors, including high inflation, trade policies and tariffs, volatility in the capital markets, the failure of financial institutions, volatility in the housing market, interest and currency rate fluctuations, labor availability, supply chain disruptions, global pandemics and public health crises and the responses thereto, weather catastrophes and geopolitical instability, including shutdowns and threats of shutdowns of the U.S. federal government, growing tensions between the U.S. and other nations, the Russia-Ukraine war, conflict in the Middle East, including the recent U.S. initiative against Iran, and acts of terrorism. These events have created and may continue to create significant disruptions to the global economy, supply chains and financial and labor markets. If such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, such economic conditions have produced downward pressure on share prices and on the availability of credit for financial institutions and corporations while also driving up interest rates, further complicating borrowing and lending activities.

Negative economic and consumer trends, such as those described above, and uncertainty about continued economic improvement could place financial pressure on households and lead consumers and businesses to alter their spending, borrowing and saving behaviors. In addition, events that affect household and/or corporate income could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete actively with other Pennsylvania, New Jersey and New York financial institutions, many larger than us, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, online banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. Many of the institutions with which we compete have substantially greater resources and lending limits and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market area.

Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse impact on our financial condition and operations.

Technology and other changes are allowing Fin Tech companies and other parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, general-purpose reloadable prepaid cards, or in other types of assets, including crypto currencies or other digital assets. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits. The loss of these revenue streams and the loss of deposits as a lower cost source of funds could have a material adverse effect on our financial condition and results of operations.

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

We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents several potential risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as intellectual property, privacy, consumer protection, employment, and other areas of laws impacted by the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Our financial performance may suffer if our information technology is unable to keep pace with growth or industry developments.

Effective and competitive delivery of our products and services increasingly depends upon information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for us. There can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to compete effectively.

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

Information security risks have significantly increased in recent years, and are likely to continue to do so, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. We rely on digital technologies, computer and email systems, software, and networks to conduct secure processing, transmission and storage of confidential information. In addition, to access our products and services, our customers may use devices that are beyond our control systems. Our technologies, systems, and networks (including such third-party information technology platforms on which our business depends) and our customers’ devices have been subject to, and are likely to continue to be the target of, cybersecurity threats, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized use, loss or destruction of our or our customers’ or third parties’ confidential information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

In addition to cybersecurity incidents or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. We cannot anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.

Although we use a variety of physical, procedural and technological safeguards to protect confidential information from mishandling, misuse or loss, these safeguards cannot provide assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. A failure in or breach of our operational or information security systems, or those of a third-party service provider, because of cybersecurity incidents or information security breaches or otherwise could have a material adverse effect on our business, damage our reputation, increase our costs and/or cause significant losses. Furthermore, because some of our employees work remotely from their homes, there is an increased risk of disruption to our operations because our employees’ residential networks and infrastructure may not be as secure as our office environment. As information security risks and cyber threats continue to evolve, we will be required to expend substantial resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

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

We are subject to extensive regulation, supervision and examination by certain state and federal agencies including the FDIC, the Federal Reserve Board and the Pennsylvania Department of Banking and Securities. The regulatory rules and regulations that govern our operations limit the activities in which we may engage or provide restrictions or prohibitions concerning corporate actions we could take, for example by prohibiting our engagement in certain non-bank activities, limiting our ability to pay dividends, and mandating that we maintain certain capital ratios. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the ACL. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on us and our operations. There also are several federal and state statutes which regulate the obligation and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from our own actions, we may be held liable under certain circumstances for the actions of our borrowers, or third parties, for environmental problems on properties that collateralize loans held by us. Further, the liability has the potential to far exceed the original amount of a loan.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve affect us significantly. The Federal Reserve regulates the supply of money and credit in the U.S. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce borrower demand for our products and services or adversely affect the borrower’s earnings and ability to repay a loan, which could have an adverse effect on our financial condition and results of operations. Alternatively, an expansion of the money supply could make it easier for a borrower to obtain a loan from another financial institution at a lower interest rate, resulting in a payoff of that borrower’s higher rate loan with us, and which could have an adverse effect on our financial condition and results of operations.

The regulations issued by the CFPB have increased and may continue to increase our costs of operations.

The CFPB has broad powers to supervise and enforce consumer protection laws and broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Company or its subsidiaries by virtue of the adoption of policies and practices by the Federal Reserve and the FDIC. Further, the CFPB may include its own examiners in regulatory examinations by the Company’s primary regulators. The limitations and restrictions imposed by the CFPB may produce significant material effects on our business, financial condition and results of operations. There is ongoing uncertainty as to the CFPB’s regulations and approach to enforcement and supervision, although the current leadership of the CFPB has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. Federal law permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States may adopt or revise privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level.

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

We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy. Any acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Our ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.

Acquisitions by us that use our stock as consideration would dilute our existing shareholders’ ownership and may cause us to become more susceptible to adverse market events. While there is no assurance that such transactions will occur, or that they will occur on terms favorable to us, future business acquisitions could be material to us, and the degree of success achieved in acquiring and integrating these businesses could have a material effect on the value of our common stock. In addition, these acquisitions could require us to expend substantial cash or other liquid assets or to incur debt, which could cause us to become more susceptible to economic downturns and competitive pressures.

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

Future issuances of our common stock could adversely affect the market price of our common stock and could be dilutive.

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

Our governing documents and Pennsylvania law contain provisions which may reduce the likelihood of a change in control transaction that may otherwise be available and attractive to shareholders.

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

Cybersecurity Risk Management and Strategy

The current threat environment from phishing emails to cyber-attacks has created an urgent need for increased awareness on cyber and information security. Peoples and the Bank take a risk-based approach to managing these threats. The Bank’s leadership team and its Board of Directors engage in the management of this risk by participating in the information security and cybersecurity strategy and review process.

Cyber and information security programs are designed around industry best practices. Compliance with these best practices along with federal and state regulatory requirements are examined annually by the Department of Banking and the FDIC and we regularly engage third-party external auditors and consultants to assess our compliance.

Our cyber defense strategy includes continuous monitoring, integrated risk assessment, identification of vulnerabilities and human risk factors, and employee awareness. Cybersecurity exercises with other financial services companies and government agencies help prepare the Bank for cybersecurity threats and incidents. Incident response scenarios and business continuity exercises test the organizations preparedness for disaster events. The organization also utilizes several national and global third-party advisors to ensure the appropriateness of the Bank’s security posture, effective operation of the cybersecurity discipline and proper assessment of risk.

Third-Party Risk Management

The Bank has an established third-party information security risk management program that reviews and assesses third parties prior to engagement and throughout the third-party relationship. This program requires periodic risk assessments to be conducted throughout the term of the engagement. Third parties and their employees are required to adhere to information security standards and best practices. The Bank includes in its contracts with third parties that third parties maintain confidentiality, security provisions and business continuity practices.

Education and Awareness

Bank employees are required to complete training on customer information protection at least annually. They receive monthly training and testing on phishing emails and other timely information security topics. They are also required to abide by the Bank’s Code of Business Conduct and Ethics Policy. Annual review and acknowledgement of the employee’s information security responsibilities are required. Information security tips are provided on the Bank’s website for all customers to review. We provide additional information security advantages to our customers using our online banking systems and encourage the Bank’s digitally active business customers to take advantage of the cybersecurity and phishing training provided free of charge by the Bank.

Material Effects of Cybersecurity Threats

While cybersecurity risks have the potential to materially affect the Company's business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks have, to date, materially affected the Company, including its business strategy, results of operations or financial condition. However, the sophistication of cybersecurity threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cybersecurity incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cybersecurity breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A Risk Factors.

Cybersecurity Governance

Board of Director Oversight

Our Board of Directors has ultimate oversight of cybersecurity risk. The Board of Directors is assisted by the Information Technology Committee of the Bank’s Board of Directors (“IT Committee”) which regularly provides reports to the Board of Directors. The IT Committee is comprised of members with experience in managing cybersecurity risks. The IT Committee receives regular updates on cybersecurity risks and incidents and the cybersecurity program through direct interaction with the Chief Information Officer (“CIO”), and the Chief Risk Officer (“CRO”) through quarterly meetings. Cybersecurity reviews are completed at least twice annually and provided to the Board of Directors Audit Committee. Additionally, awareness and training on cybersecurity topics is provided to the whole Board on an annual basis.

Management’s Role

The CRO and the CIO along with the Information Security Officer are responsible for implementing and maintaining the Company's cybersecurity risk management program. The Information Security Department is led by the Information Security Officer, who reports directly to the CRO. The Chief Risk Officer and the Chief Information Officer report directly to the IT Committee and the Board. The Company’s CIO has over 30 years of experience in technology and cybersecurity, which includes 26 years in the financial services industry. The Information Security Officer has over 20 years in the financial services industry with the last 16 years as a Risk Analyst and then Information Security.

The Company’s Information Security department measures and reports on the quality of information and cyber risk management across all functions. Information security risk is reported by both the Information Security and Enterprise Risk departments through monthly management metric reporting working groups and multiple layers of quarterly risk committees to achieve an appropriate flow of information risk reporting to the Board. The risk committees include the Executive Risk Management Committee, the Management Information Technology Steering Committee and the IT Committee. In addition, we have an escalation process in place to inform senior management and the Board of Directors of any material cybersecurity issues.

Item 2.	Properties.

Our corporate headquarters is located at 30 E D Preate Drive Moosic, Pennsylvania, which houses executive offices, human resources and investor services divisions as well as other administrative and operational teams. An additional operations division is located at 82 Franklin Avenue, Hallstead, Pennsylvania.

We operate forty full-service community banking offices located within the Allegheny, Bucks, Lackawanna, Lancaster, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey and Broome County of New York. Sixteen offices are leased and the balance are owned by the Bank.

We lease several remote ATM locations throughout our market area. Our community banking offices and ATM locations are monitored through a variety of means including cameras, alarms, and other monitoring and anti-tampering solutions.

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

As of March 2, 2026 there were approximately 9,767 holders of our common stock, $2.00 par value, including individual participants in security position listings. Our common stock trades on The Nasdaq Stock Market under the symbol “PFIS.”

Peoples has paid cash dividends since its incorporation in 1986. It is the present intention of the Board of Directors to continue to pay quarterly cash dividends; however, the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our Board of Directors considers any declaration of dividends. The Board declared on January 30, 2026, a first quarter dividend of $0.6250 per share payable March 13, 2026. For information on dividend restrictions on the Company and the Bank, refer to Part I, Item 1 “Supervision and Regulation – Limitations on Dividends and Other Payments” to this report and refer to the consolidated financial statements and notes to these statements filed at Item 8 to this report and incorporated in their entirety by reference under this Item 5.

During the quarter ended December 31, 2025, we did not issue or sell any shares of our Common Stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

There were no repurchases of our common stock during the three months ended December 31, 2025.

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Russell 2000 Index or “Russell 2000”), and the S&P U.S. BMI Banks Index. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2020, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2020, in the common stock and the securities included in the indexes.

Comparison of Five-Year Cumulative Total Returns

Performance Graph of

PEOPLES FINANCIAL SERVICES CORP

Total Return Performance
Peoples Financial Services Corp.
Russell 2000 Index
S&P U.S. BMI Banks Index
Index Value
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Peoples Financial Services Corp.	100.00	148.20	150.37	146.59	161.07	161.09
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
S&P U.S. BMI Banks Index	100.00	135.97	112.77	123.02	164.70	211.47

Source: S&P Global Market Intelligence

©2026

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

Management’s Discussion and Analysis 2025 versus 2024

Management’s Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis 2024 versus 2023 contained in this Item 7.

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

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the consolidated financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Management is required to make subjective and/or complex judgments about matters that are inherently uncertain and could be subject to revision as new information becomes available. Critical estimates that are particularly susceptible to material change within future periods relate to the determination of ACL and impairment of goodwill. Actual amounts could differ from those estimates.

ACL

The ACL represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. Loans receivable are carried at amortized cost basis, which is comprised of the unpaid principal balance of the loan, unamortized deferred loan origination fees and costs and, if applicable, unamortized acquired premiums or discounts less any write-downs. The measurement of expected credit losses also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The methodology for determining the ACL is considered a critical accounting estimate by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded ACL.

We monitor the adequacy of the allowance quarterly and adjust the allowance as necessary through normal operations. The allowance is established through a provision for credit losses that is charged against income. Management cannot ensure that charge-offs in future periods will not exceed the ACL or that additional increases in the ACL will not be required, resulting in an adverse impact on our financial condition and operating results.

The ACL decreased $2.8 million to $39.0 million at December 31, 2025, from $41.8 million at the end of 2024. During the year ended December 31, 2024, an additional allowance of $14.3 million related to acquired non-PCD loans associated with the merger with FNCB Bancorp, Inc, and updated economic assumptions, additional qualitative factors related to the equipment financing portfolio and risk rating migrations lead to higher model loss rates and a higher provision when excluding the impact of one-time merger items. The ACL is calculated using an advanced probability of default model which exhibits the highest sensitivity to delinquencies, nonperforming loans, net charge-offs, recovery rates and variables within the economic forecast.  The economic forecast is based on many of the components utilized within the Dodd-Frank Act stress test (“DFAST”) base-case scenarios.

Also included in the ACL on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis described above. Qualitative factors that the

Company considers include changes in lending policies and procedures, changes in management, changes in the quality of the loan review process, the existence of any concentrations of credit and other external factors. In addition to these factors, the Company also considers specialty lending and the unseasoned nature of the portfolio as qualitative factors in evaluating the equipment financing loan segment. Qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the adverse stress credit loss scenarios using regulatory stress testing scenarios.

At December 31, 2025, the pooled portion of the ACL consisted of $15.9 million in quantitative and $21.8 million in qualitative components as compared to $15.5 million and $25.3 million, respectively at December 31, 2024. The portion of the ACL related to loans that were individually evaluated was $1.3 million at December 31, 2025, and $1.0 million at December 31, 2024.

Goodwill

 Goodwill is evaluated at least annually for impairment or more frequently if conditions indicate potential impairment exists. Any impairment losses arising from such testing are reported in the income statement in the current period as a separate line item within operations. Goodwill totaled $76.0 million at December 31, 2025. At December 31, 2025, we completed a qualitative goodwill impairment test to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company is less than its carrying value, including goodwill, as described by the GAAP methodology. Based on this analysis, we concluded it is more likely than not that the fair value of the Company, as of December 31, 2025, is higher than its carrying value, and, therefore, goodwill is not considered impaired and no further testing is required. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as pandemics, political instability and conflicts, or natural disasters) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Review of Financial Position:

Total assets, loans and deposits were $5.3 billion, $4.1 billion and $4.4 billion, respectively, at December 31, 2025.

The loan portfolio consisted of $3.2 billion of business loans, including commercial, equipment financing, and commercial real estate loans, $713.5 million in retail loans, including residential mortgage and consumer loans, and $202.3 million in loans to municipal entities at December 31, 2025. Total investment securities were $587.2 million at December 31, 2025, including $512.6 million of investment securities classified as available for sale, $72.0 million classified as held to maturity, and $2.6 million in equity securities. Total deposits consisted of $954.5 million in noninterest-bearing deposits and $3.5 billion in interest-bearing deposits at December 31, 2025.

Stockholders’ equity equaled $519.8 million, or $52.01 per share, at December 31, 2025, an increase of $50.8 million, or $5.07 per share, from $469.0 million, or $46.94 per share, at December 31, 2024. The increase in equity was primarily due to net income of $59.2 million, coupled with a $16.0 million reduction in accumulated other comprehensive loss. Our equity to asset ratio was 9.86 percent at December 31, 2025, and 9.21 percent at December 31, 2024. Dividends declared for the year ended December 31, 2025, amounted to $2.47 per share representing 41.6 percent of net income and an increase of $0.41 per share, or 19.9 percent from $2.06 per share for the year ended December 31, 2024.

Nonperforming assets equaled $12.1 million or 0.23 percent of total assets at December 31, 2025, compared to $23.0 million or 0.45 percent at December 31, 2024. The ACL equaled $39.0 million or 0.96 percent of loans, net, at December 31, 2025, compared to $41.8 million or 1.05 percent at year-end 2024. Loans charged-off, net of recoveries equaled $2.9 million or 0.07 percent of average loans in 2025, compared to $1.1 million or 0.03 percent of average loans in 2024.

 Investment Portfolio:

Our investment portfolio provides a source of liquidity to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we use the investment portfolio to meet pledging requirements and reduce income taxes. At December 31, 2025, our portfolio included short-term U.S. Treasury and government agency securities, which provide a source of liquidity; mortgage-backed securities issued by U.S. government-sponsored agencies, private collateralized mortgage obligations, asset backed securities and corporate bonds to provide income and intermediate-term, tax-exempt state and municipal obligations, which mitigate our tax burden.

Our investment portfolio is subject to various risk elements that may negatively impact our liquidity and profitability. The greatest risk element affecting our portfolio is market risk or interest rate risk (“IRR”). Understanding IRR, along with other inherent risks and their potential effects, is essential in effectively managing the investment portfolio.

Market risk or IRR relates to the inverse relationship between bond prices and market yields. It is defined as the risk that increases in general market interest rates will result in market value depreciation. A marked reduction in the value of the investment portfolio could subject us to liquidity strains and reduction in earnings if we are unable or unwilling to sell investments at a loss. Moreover, the inability to liquidate these investments could require us to seek alternative funding, which may further reduce profitability and expose us to greater risk in the future. In addition, since the majority of our investment portfolio is designated as available for sale and carried at estimated fair value, with net unrealized gains and losses reported as a separate component of stockholders’ equity, market value depreciation could negatively impact our capital position.

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

The net unrealized holding losses included in our available for sale investment portfolio were $29.2 million at December 31, 2025, compared to a loss of $49.0 million at December 31, 2024. We reported net unrealized holding losses, included as a separate component of stockholders’ equity of $22.8 million, net of income taxes of $6.4 million, at December 31, 2025, and an unrealized holding loss of $38.3 million, net of income taxes of $10.7 million, at December 31, 2024.

Increases in interest rates could negatively impact the market value of our investments and our capital position. In order to monitor the potential effects a rise in interest rates could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2025, indicated that should general market rates increase immediately by 100, 200 or 300 basis points, we would anticipate declines of 5.3 percent, 10.7 percent and 15.8 percent in the market value of our available for sale portfolio.

Investment securities decreased $19.7 million, to $587.2 million at December 31, 2025, from $606.9 million at December 31, 2024. At December 31, 2025, the investment portfolio consisted of $512.6 million of investment securities classified as available for sale, $2.6 million in equity investments carried at fair value, and $72.0 million classified as held to maturity. Securities purchased during 2025 totaled $168.5 million. In 2024, $421.9 of investments were acquired in our merger with FNCB Bancorp, Inc. Repayments of investment securities totaled $132.9 million in 2025 and $64.7 million in 2024.

We completed a strategic repositioning of a portion of our investment securities portfolio at the end of the fourth quarter of 2025. As part of the repositioning, we sold $78.6 million of lower-yielding, U.S. treasury bonds with a weighted average yield of 1.18% and realized an after-tax loss of approximately $1.8 million. The net proceeds of approximately $76.1 million from the sale were used to purchase higher-yielding investment securities that have been classified as AFS including $38.2 million of U.S. agency mortgage-backed securities and $37.9 million of tax-exempt municipal bonds. The purchased securities have a weighted average book yield of approximately 4.67%. We expect to recover the after-tax loss recorded on the sale within approximately ten months for the completion of the repositioning.

As a result of the repositioning, U.S. treasury securities represented 5.3 percent of our total portfolio at year end 2025 compared to 27.7 percent at the end of 2024, while U.S. government agency and U.S. government sponsored enterprise residential and commercial mortgage-backed securities increased to 45.5 percent of the portfolio at year-end 2025 compared to 32.6 percent at year-end 2024. Tax-exempt municipal obligations increased as a percentage of the total portfolio to 23.3 percent at year-end 2025 from 12.7 percent at the end of 2024. Taxable municipals remained relatively flat at 10.5 percent at year-end 2025 from 11.4 percent at the end of 2024. The remaining portfolio, which is comprised of a combination of privately collateralized mortgage obligations, asset backed securities, corporate debt securities and negotiable certificates of deposit remained relatively flat at 15.4 percent of the portfolio at December 31, 2025, compared with 15.6 percent at December 31, 2024.

The average life of the investment portfolio increased to 7.5 years at December 31, 2025, from 5.6 years at year end 2024, reflecting the repositioning into municipal securities with longer average lives. Similarly, the effective duration of the investment portfolio increased to 5.3 years at December 31, 2025, from 4.8 years at December 31, 2024.

There were no impairment charges recognized for each of the three years ended December 31, 2025, 2024, and 2023. For additional information related to impairment charges refer to Note 3 entitled “Investment securities” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on form 10-K, which is incorporated in this item by reference.

Investment securities averaged $641.3 million and equaled 13.6 percent of average earning assets in 2025, compared to $617.2 million and 14.8 percent of average earning assets in 2024. The tax-equivalent yield on the investment portfolio increased 72 basis points to 3.15 percent in 2025 from 2.43 percent in 2024. The increase in the tax-equivalent yield is due to runoff of low yielding U.S. treasuries and the addition of higher yielding replacements.

At December 31, 2025, and 2024, there were no securities of any individual issuer, except for U.S. government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment debt security portfolio at December 31, 2025, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0 percent. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

			After one but		After five but
(Dollars in thousands,	Within one year		within five years		within ten years			After ten years			Total
except percents)	Amount	Yield	Amount	Yield	Amount	Yield		Amount	Yield		Amount	Yield
U.S. Treasury securities	$12,937	1.49%	$18,061	1.19%			%			%	30,998	1.32%
State and municipals:
Taxable	4,649	3.45	21,260	2.08	27,115	2.23		8,598	2.23		61,622	2.27
Tax-exempt	969	3.26	10,155	1.95	23,266	1.94		101,539	3.93		135,929	3.43
Residential mortgage-backed securities:
U.S. government agencies								54,990	3.97		54,990	3.97
U.S. government-sponsored enterprises	3,978	1.68	1,527	3.21	1,629	2.77		201,890	3.47		209,024	3.43
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises			1,770	3.02							1,770	3.02
Private collateralized mortgage obligations			158	8.31				48,326	5.61		48,484	5.62
Asset backed securities			6	4.66	5,674	5.61		10,587	4.97		16,267	5.19
Corporate debt securities			9,705	8.56	15,089	6.33					24,794	7.20
Negotiable certificates of deposit	732	4.91									732	4.91
Total	$23,265	2.10%	$62,642	2.87%	$72,773	3.26%		$425,930	3.90%		$584,610	3.64%

Loan Portfolio:

Economic factors and how they affect loan demand are important to the Company and to the overall banking industry, as lending is a primary business activity. Loans are the most significant component of earning assets and they generate the greatest amount of revenue. Similar to the investment portfolio, there are risks inherent in the loan portfolio that must be understood and considered in managing the lending function. These risks include IRR, credit concentrations and fluctuations in demand. Changes in economic conditions and interest rates affect these risks which influence loan demand, the composition of the loan portfolio and profitability of the lending function.

Overall, total loans increased $73.4 million in 2025 to $4.1 billion at December 31, 2025, from $4.0 billion at December 31, 2024. The loan balances reflected increases in real estate loans, commercial and industrial loans, municipal loans and other consumer loans, partially offset by reductions in indirect automobile loans and equipment financing.

Real estate loans increased $70.9 million to $2.9 billion at December 31, 2025 from $2.8 billion at December 31, 2024. Residential real estate loans increased $50.9 million to $602.3 million at December 31, 2025 from $551.4 million at December 31, 2024, which reflected strong demand for and utilization of home equity lines of credit. Commercial real estate loans increased $20.0 million and were $2.3 billion at both December 31, 2025 and 2024.

Comparing December 31, 2025 and 2024, commercial and industrial loans increased $19.9 million, while municipal loans increased $14.4 million, Equipment financing originated through the Bank’s subsidiary, 1st Equipment Finance, decreased $10.1 million to $169 thousand at December 31, 2025 from $179.1 million at December 31, 2024, as management tightened underwriting standards and focused on improving asset quality within this product line.

Consumer loans decreased $21.7 million to $111.2 million at December 31, 2025 from $132.9 million at December 31, 2024. The decrease in consumer loans was due to a reduction in demand for indirect automobile loans partially offset by an increase in other consumer loans.

The following table summarizes the Company’s loan portfolio at December 31, 2025, and December 31, 2024.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Commercial and industrial	$667,948	$648,102
Municipal	202,303	187,918
Real estate
Commercial	2,314,110	2,294,113
Residential	602,309	551,383
Total	2,916,419	2,845,496
Consumer
Indirect auto	93,742	117,914
Consumer other	17,496	14,955
Total	111,238	132,869
Equipment financing	168,988	179,120
Total	$4,066,896	$3,993,505

Loans averaged $4.0 billion in 2025, compared to $3.5 billion in 2024. Taxable loans averaged $3.7 billion, while tax-exempt loans averaged $273.4 million in 2025. The loan portfolio continues to play the prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 84.9 percent in 2025, an increase from 83.1 percent in 2024.

The tax-equivalent yield on our loan portfolio increased 37 basis points to 5.99 percent in 2025 from 5.62 percent in 2024 due to higher yields on newer loan originations and loans assumed in the FNCB merger which included the impact of the accretion of purchase accounting marks. The yield on the loan portfolio may decrease as repayments on loans are replaced with new originations at current market rates and floating and adjustable-rate loans continue to reprice downward.

The following table sets forth the contractual maturity of our loan portfolio by major loan category at December 31, 2025. The amounts shown represent outstanding principal balances. Loans having no stated maturity and overdrafts are reported as being due within one year. Balances do not include prepayments or scheduled principal payments.

	Within one	After one but	After five but	After
(Dollars in thousands)	year	within five years	within fifteen years	fifteen years	Total
Maturity schedule:
Commercial and industrial	$398,907	$218,860	$43,879	$6,302	$667,948
Municipal	30,392	47,644	44,200	80,067	202,303
Real estate:
Commercial	476,796	1,245,914	505,902	85,498	2,314,110
Residential	127,533	291,247	154,614	28,915	602,309
Consumer	53,665	45,827	10,569	1,177	111,238
Equipment financing	69,336	97,875	646	1,131	168,988
Total	$1,156,629	$1,947,367	$759,810	$203,090	$4,066,896

The following table sets forth the outstanding principal balance of loans at December 31, 2025 that have fixed interest rates or that have floating or adjustable interest rates by major loan category.

	Fixed	Floating or
(Dollars in thousands)	Rates	Adjustable Rates	Total
Commercial and industrial	$215,006	$452,942	$667,948
Municipal	175,166	27,137	202,303
Real estate:
Commercial	819,661	1,494,449	2,314,110
Residential	319,222	283,087	602,309
Consumer	106,094	5,144	111,238
Equipment financing	168,988		168,988
Total	$1,804,137	$2,262,759	$4,066,896

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

In an attempt to limit IRR and improve liquidity, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Fixed-rate loans represented 44.4 percent of the loan portfolio at December 31, 2025, compared to floating or adjustable-rate loans at 55.6 percent.

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

Credit risk is the principal risk associated our outstanding loans, commitments to extend credit, lines of credit and standby letters of credits. Our involvement and exposure to credit loss in the event that the instruments are fully drawn upon and the customer defaults is represented by the contractual amounts of these instruments. In order to control credit risk associated with entering into commitments and issuing letters of credit, we employ the same credit quality and collateral policies in making commitments that we use in other lending activities. We evaluate each customer’s creditworthiness on a case-by-case basis, and if deemed necessary, obtain collateral. The amount and nature of the collateral obtained is based on our credit evaluation.

Asset Quality:

We are committed to developing and maintaining sound quality assets through our credit risk management policies and procedures. Credit risk is the risk to earnings or capital which arises from a borrower’s failure to meet the terms of their loan obligations. We manage credit risk by diversifying the loan portfolio and applying policies and procedures designed to foster sound lending practices. These policies include certain standards that assist lenders in making judgments regarding the character, capacity, cash flow, capital structure and collateral of the borrower.

To manage our exposure to credit risk and protect against general devaluations in real estate values, we have established maximum loan-to-value ratios for commercial mortgage loans not to exceed 80.0 percent of the appraised value. With regard to residential mortgages, customers with loan-to-value ratios in excess of 80.0 percent are generally required to obtain PMI. PMI is used to protect us from loss in the event loan-to-value ratios exceed 80.0 percent and the customer defaults on the loan. Appraisals are performed by an independent appraiser engaged by us, not the customer, who is either state certified or state licensed depending upon collateral type and loan amount.

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

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include nonaccrual loans and accruing loans past due 90 days or more. For a discussion of our policy regarding nonperforming assets and the recognition of interest income on impaired loans, refer to the notes entitled, “Summary of significant accounting policies — Nonperforming assets,” and “Loans, net and allowance for credit losses” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K which are incorporated in this item by reference.

Information concerning nonperforming assets at December 31, 2025, and 2024 is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause us to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

(Dollars in thousands, except percents)	December 31, 2025	December 31, 2024
Nonaccrual loans	$10,796	$22,499
Accruing loans past due 90 days or more:	524	458
Total nonperforming loans	11,320	22,957
Foreclosed assets	750	27
Total nonperforming assets	$12,070	$22,984
Total loans held for investment	$4,066,896	$3,993,505
Allowance for credit losses	39,007	41,776
Allowance for credit losses as a percentage of loans held for investment	0.96%	1.05%
Allowance for credit losses as a percentage of nonaccrual loans	361.31%	185.68%
Allowance for credit losses as a percentage of nonperforming loans	344.58%	181.97%
Nonaccrual loans as a percentage of loans held for investment	0.27%	0.56%
Nonperforming loans as a percentage of loans, net	0.28%	0.58%
Nonperforming assets as a percentage of total assets	0.23%	0.45%

We experienced an improvement in our asset quality during 2025 as evidenced by a $10.9 million reduction in nonperforming assets to $12.1 million at December 31, 2025, from $23.0 million at December 31, 2024. Additionally, our nonperforming assets as a percentage of total assets decreased to 0.23 percent at December 31, 2025, from 0.45 percent at December 31, 2024, and our nonperforming loans as a percentage of loans, net decreased to 0.28 percent from 0.58 percent at December 31, 2024. The reduction in nonperforming assets was largely due to an $11.7 million decrease in nonaccrual loans following the resolution of several large commercial credit relationships.

At December 31, 2025, there was one foreclosed asset recorded at $750 thousand compared to one foreclosed property recorded at $27 thousand at December 31, 2024. The property that was outstanding at the end of 2024 was sold during 2025, and the Company acquired one commercial property with a recorded investment of $750 thousand through foreclosure. Loans past due ninety days and accruing increased $66 thousand and includes three residential mortgages and two commercial loans. For a further discussion of assets classified as nonperforming assets and potential problem loans, refer to Note 4, “Loans, net and the allowance for credit losses,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on form 10-K, which is incorporated in this item by reference.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the ACL. Any subsequent recoveries are credited to the ACL. Net loans charged off increased $1.8 million to $2.9 million in 2025 from $1.1 million in 2024. The elevated charge-offs are due in part to a $0.8 million valuation adjustment related to a commercial property foreclosure. Net charge-offs, as a percentage of average loans outstanding, equaled 0.07 percent in 2025 and 0.03 percent in 2024.

The following table presents average loans and loan loss experience for the years indicated.

	2025
(Dollars in thousands, except percents)	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial and industrial(1)	$872,736	$541	0.06%
Real estate:
Commercial	2,254,737	266	0.01
Residential	573,812	6	0.00
Consumer	120,249	594	0.49
Equipment financing	176,759	1,460	0.83
Total	$3,998,293	$2,867	0.07%

	2024
(Dollars in thousands, except percents)	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial and industrial(1)	$747,174	$(39)	(0.01)%
Real estate:
Commercial	2,051,566	213	0.01
Residential	455,408	(16)	(0.00)
Consumer	111,736	414	0.37
Equipment financing	90,980	519	0.57
Total	$3,456,864	$1,091	0.03%

	2023
(Dollars in thousands, except percents)	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial and industrial(1)	$590,472	$47	0.01%
Real estate:
Commercial	1,803,695	2,597	0.14
Residential	349,219	(24)	(0.01)
Consumer	88,380	240	0.27
Total	$2,831,766	$2,860	0.10%

(1) Information for municipal loans is included with amounts provided for commercial and industrial loans.

The ACL decreased $2.8 million to $39.0 million at December 31, 2025, from $41.8 million at the end of 2024. During the year ended December 31, 2025, net charge-offs were $2.9 million and the provision for credit losses totaled $98 thousand. The 2025 provision was due primarily to improvement in qualitative factors driven by a reduction in commercial real estate concentration levels and a seasoning of the equipment financing portfolio, while overall model loss rates were substantially unchanged. During the year ended December 31, 2024, $14.3 million was recorded to the provision for credit losses related to acquired non-PCD loans associated with the merger with FNCB Bancorp, Inc. In addition to the merger related provision, a provision of $4.8 million was recorded due to the impact of various factors such as updated economic assumptions as well as additional qualitative factors for the equipment financing portfolio, risk rating migration, additional charge-offs during the last six months of 2024, and higher delinquencies.

The ACL, as a percentage of loans, net of unearned income, was 0.96 percent at December 31, 2025, and 1.05 percent at December 31, 2024. The coverage ratio, the ACL, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 344.6 percent at December 31, 2025, and 182.0 percent at December 31, 2024. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2025.

The allocation of the ACL at December 31, 2025, and 2024 is summarized as follows:

	December 31, 2025		December 31, 2024
(Dollars in thousands, except percents)	Amount	%	Amount	%
Individually evaluated:
Commercial and industrial	$404	1.04%	$325	0.78%
Municipal
Real Estate:
Commercial	451	1.16
Residential	78	0.20	190	0.45
Consumer
Equipment financing	399	1.02	434	1.04
Total individually evaluated	1,332	3.42	949	2.27
Pooled:
Commercial and industrial	5,632	14.44	5,679	13.59
Municipal	1,413	3.62	1,072	2.57
Real Estate:
Commercial	19,547	50.11	21,614	51.74
Residential	4,885	12.52	4,924	11.79
Consumer	1,759	4.51	2,540	6.08
Equipment financing	4,439	11.38	4,998	11.96
Total pooled	37,675	96.58	40,827	97.73
Total allowance for credit losses	$39,007	100.00%	$41,776	100.00%

The ACL account decreased $2.8 million to $39.0 million at December 31, 2025, compared to $41.8 million at December 31, 2024. The individually evaluated portion of the allowance for credit losses increased $0.3 million to $1.3 million at December 31, 2025, from $1.0 million at December 31, 2024, and the portion of the allowance for credit losses collectively evaluated decreased $3.1 million to $37.7 million at December 31, 2025, from $40.8 million at December 31, 2024.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual, commercial and municipal customers.

The following is a breakdown of the Company’s deposit portfolio at December 31, 2025, and December 31, 2024.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Interest-bearing deposits:
Money market accounts	$989,230	$936,239
Interest-bearing demand and NOW accounts	1,285,767	1,238,853
Savings accounts	497,523	492,180
Time deposits less than $250	477,115	620,725
Time deposits $250 or more	229,949	184,039
Total interest-bearing deposits	3,479,584	3,472,036
Noninterest-bearing deposits	954,485	935,516
Total deposits	$4,434,069	$4,407,552

Total deposits grew $26.5 million or 0.6 percent to $4.4 billion at the end of 2025, which primarily reflected cyclical deposit trends of larger commercial and municipal customers, partially offset by a reduction in brokered deposits. The growth in deposits comparing December 31, 2025 and 2024 was due to a $40.8 million increase in commercial deposits, a $17.8 million increase in retail deposits and a $72.1 million increase in municipal deposits. Partially offsetting these increases was a $104.2 million reduction in brokered deposits, as the Company sought to reduce these higher-costing deposits. Noninterest-bearing deposits increased $19.0 million or 2.0 percent while interest-bearing deposits increased $7.5 million or 0.2 percent in 2025.

At December 31, 2025, total brokered deposits were $152.2 million, or 3.4 percent of total deposits as compared to $256.4 million or 5.8 percent of total deposits at December 31, 2024. As part of strategic balance sheet management initiatives, the Company reduced its higher rate brokered CD portfolio by $104.2 million during 2025. The Company maintains a brokered deposit to total asset policy limit of 15.0 percent. At December 31, 2025, brokered deposits represented 2.9 percent of total assets.

Noninterest-bearing deposits represented 21.5 percent of total deposits while interest-bearing deposits accounted for 78.5 percent of total deposits at December 31, 2025. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 21.2 percent and 78.8 percent of total deposits at year end 2024. Interest bearing deposits are comprised of 20.3 percent time deposits and 79.7 percent non-maturing deposits, compared with 23.2 percent time and 76.8 percent non-maturing at year end 2024.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

	2025		2024		2023
	Average	Average	Average	Average	Average	Average
(Dollars in thousands, except percents)	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing deposits:
Money market accounts	$958,516	2.91%	$621,993	4.77%	$714,940	3.17%
Interest bearing demand and NOW	1,205,926	2.08	1,261,095	1.88	779,977	2.00
Savings accounts	497,991	0.31	463,199	1.00	474,028	0.21
Time deposits	733,592	3.64	772,219	3.88	550,733	3.50
Total interest-bearing deposits	3,396,025	2.39%	3,118,506	2.82%	2,519,678	2.32%
Noninterest-bearing deposits	898,043		714,824		698,749
Total deposits	$4,294,068		$3,833,330		$3,218,427

Total deposits averaged $4.3 billion in 2025 and $3.8 billion in 2024, increasing $460.7 million or 12.0 percent comparing 2025 to 2024. Average noninterest-bearing deposits increased $183.2 million, while average interest-bearing accounts grew $277.5 million. Average interest-bearing non-maturing deposits, including demand deposits, money market and interest-bearing demand and NOW accounts, and savings accounts, increased $316.1 million while average total time deposits decreased $38.6 million when comparing 2025 and 2024. Deposit averages from 2023 to 2024 were primarily affected by the merger with FNCB Bancorp, Inc. on July 1, 2024, and its associated deposit product realignments. Additionally, average balances for 2024 reflect only six months of combined Company results following the July 1, 2024 merger.

Our cost of interest-bearing deposits decreased 43 basis points to 2.39 percent in 2025 compared to 2.82 percent in 2024. Specifically, the cost of money market accounts decreased 186 basis points to 2.91 percent from 4.77 percent and savings accounts decreased 69 basis points to 0.31 percent in 2025 from 1.00 percent in 2024, while interest-bearing demand and NOW accounts increased 20 basis points to 2.08 percent from 1.88 percent in the year ago period. Volatile deposits, time deposits of $100 thousand or more, averaged $362.3 million in 2025, an increase of $70.8 million or 24.3 percent from $291.5 million in 2024. Our average cost of these funds decreased 52 basis points to 3.55 percent in 2025, from 4.07 percent in 2024. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

At December 31, 2025, and 2024, the Company had $1.5 billion and $1.4 billion in uninsured deposits in excess of the FDIC insurance limit of $250,000.

At December 31, 2025, and 2024, the Company had $230.0 million and $184.0 million, respectively, in time deposits in excess of $250,000 maturing as disclosed in the table below. Brokered deposits in the amount of $152.2 million at December 31, 2025, and $256.5 million at December 31, 2024, are not included in time deposits more than $250,000.

(Dollars in thousands)	2025	2024
Within three months	$88,646	$70,276
After three months but within six months	101,852	59,377
After six months but within twelve months	32,747	42,404
After twelve months	6,704	11,982
Total	$229,949	$184,039

In addition to deposit gathering, we have a secondary source of liquidity through existing credit arrangements with the FHLB, FRB and other correspondents. At December 31, 2025, our maximum borrowing capacity with the FHLB was $1.7 billion of which $158.3 million was outstanding in borrowings and $498.8 million outstanding in the form of irrevocable standby letters of credit. Depending upon deposit activity and loan growth in 2026, we may utilize these credit arrangements. For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Subordinated Debt:

On June 30, 2025, the Company redeemed $33.0 million aggregate principal amount of its 5.375% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2020 Notes”) which were sold to accredited investors on June 1, 2020. The 2020 Notes qualified as Tier 2 capital for regulatory capital purposes. The 2020 Notes bore interest at a rate of 5.375% per year for the first five years and then floated based on a benchmark rate. The interest rate on the 2020 Notes adjusted to 9.08% on June 1, 2025.

On June 6, 2025, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Subordinated Note Purchase Agreements”) with certain qualified institutional buyers and institutional accredited investors (collectively, the “Subordinated Note Purchasers”) pursuant to which the Company issued and sold $85.0 million in aggregate principal amount of its 7.75% Fixed-to-Floating Rate Subordinated Notes due 2035, (the “Subordinated Notes”) at a price equal to 100 percent of the principal amount. The Subordinated Note Purchase Agreements include customary representations, warranties, and covenants. The Subordinated Notes mature on June 15, 2035, and bear interest at an initial fixed annual rate of 7.75%, payable semi-annually in arrears, to but excluding June 15, 2030. From and including June 15, 2030, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month SOFR plus 411 basis points, payable quarterly in arrears. The Company is entitled to redeem the Subordinated Notes, in whole or in part, any time on or after June 15, 2030, on any interest payment date, and to redeem the Subordinated Notes at any time in whole upon certain other events. Any redemption of the Subordinated Notes will be subject to prior regulatory approval to the extent required. The Subordinated Notes were issued under an Indenture, dated June 6, 2025 (the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The Subordinated Notes are not subject to any sinking fund and are not convertible into or, other than with respect to the Exchange Notes, exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Subordinated Notes are not subject to redemption at the option of the holders. The Subordinated Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Subordinated Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Subordinated Notes are intended to qualify as Tier 2 capital for regulatory capital purposes. In connection with the issuance and sales of the Subordinated Notes, the Company entered into registration rights agreements with the Subordinated Notes Purchasers, pursuant to which the Company exchanged most of the Subordinated Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Subordinated Notes.

At December 31, 2025, subordinated debentures were $83.2 million, net of unamortized debt issuance costs of $1.8 million, and $33.0 million, net of no debt issuance costs, at December 31, 2024.

On July 1, 2024, the Company assumed $10.3 million of floating rate junior subordinated deferrable interest debentures due December 15, 2036 (“Debentures”) as a result of the FNCB merger at a fair market value of $8.0 million. The Debentures are held by First National Community Statutory Trust I, a Delaware statutory trust (the “Trust”). The Debentures and corresponding trust preferred securities (the “Trust Securities”) have a variable interest rate which resets quarterly to 3-month CME Term SOFR plus a spread adjustment of 0.26161% and a margin of 1.67%. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. The Trust Securities may be prepaid at the election of the Company. The Company’s investment in the Trust is reflected on a deconsolidated basis. At December 31, 2025, the Debentures totaling $8.1 million, have been reflected in borrowed funds in the consolidated balance sheets under the caption “Junior Subordinated Debentures” and interest expense of $745 thousand on the Debentures is in its consolidated statements of income and comprehensive income.

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

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available for sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB. At December 31, 2025, our maximum borrowing capacity with the FHLB was $1.7 billion of which $658.6 million was outstanding in borrowings and letters of credit. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

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

To further supplement our borrowing capacity, we also maintain a borrower-in-custody of collateral arrangement at the Federal Reserve that enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the Federal Reserve. At December 31, 2025, our borrowing capacity at the Federal Reserve related to this program was $339.4 million and there were no amounts outstanding. At December 31, 2025, eligible securities pledged at the FRB discount window totaled $9.6 million. For additional information, see Note 12 “Short-term borrowings”.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2025. At December 31, 2025, our noncore funds consisted of time deposits in denominations of $100 thousand or more, brokered deposits, short-term borrowings, and long-term and subordinated debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2025, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 11.2 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 6.4 percent. Comparatively, our ratios equaled 12.7 percent and 6.6 percent at the end of 2024, which indicates decreased reliance on our noncore funds in 2025 with an improved ability to offset them with more liquid assets. Our basic liquidity surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, increased to 6.0 percent at December 31, 2025, from 5.8 percent at December 31, 2024, which primarily reflected a $133.1 million increase in cash and cash equivalents. We will continue to focus on increasing liquidity in the coming year through implementation of competitive deposit pricing strategies and monitoring of investment and loan cash flows.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents increased $133.1 million for the year ended December 31, 2025, which reflected net cash increases from operating and financing activities, partially offset by net cash outflows related to investing activities. For the year ended December 31, 2024, cash and cash equivalents decreased $51.5 million.

 Operating activities provided net cash of $54.3 million in 2025 and $34.7 million in 2024. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, and the provision for credit losses, is the primary source of funds from operations.

Net cash provided by financing activities equaled $103.3 million in 2025. Net cash used in financing activities was $472.6 million in 2024. Deposit gathering, which is our predominant financing activity, increased in 2025 versus 2024 and resulted in a net cash inflow in 2025 of $25.8 million and an outflow of $299.8 million in 2024. Net short-term borrowing increased net cash by $16.8 million in 2025 and decreased cash by $131.4 million in 2024. Long term borrowings resulted in a net inflow of $35.3 million in 2025, and net outflow of $23.3 million in 2024. The issuance of new subordinated debt combined with the cancellation of the Company’s existing subordinated debt resulted in an increase of $50.0 million. Dividends paid also resulted in outflows of $24.6 million in 2025 versus $18.1 million in 2024.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $24.4 million in 2025 and provided $386.3 million in 2024. Sales, maturities, calls and repayments of available for sale, held to maturity and equity investments provided $209.3 million in 2025 and $307.4 million in 2024, while purchases used $168.5 million in 2025 and $4.8 million in 2024. Net cash used in lending activities was $60.7 million in 2025 and provided $61.7 million in 2024. Investment activity during the year ended December 31, 2025, included management’s strategic partial repositioning of the portfolio from lower-yielding U.S. Treasury bonds to higher yielding U.S. agency mortgage-backed securities and tax-exempt municipal bonds. Our continued growth in our expansion markets coupled with our mature markets is expected to continue to produce loan demand throughout 2026. We expect to fund such demand through deposit gathering initiatives, more relationship lending with deposits, payments and prepayments on loans and investments and advances from the FHLB. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions decline, deposit gathering may be negatively impacted. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we will have the means to provide adequate cash to fund our normal operations in 2026.

Cash Requirements:

The Company has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligation, in both the under and over one-year time period, is for the Bank to repay time deposits. The Company anticipates meeting these obligations by using on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market. The Company may also use borrowings and brokered deposits to meet its obligations.

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

The Bank’s Asset Liability Committee (“ALCO”) reviews our capital position, generally, quarterly. As part of its review, the ALCO considers: (i) the current and expected capital requirements, including the maintenance of capital ratios in excess of minimum regulatory guidelines; (ii) potential changes in the market value of our securities due to interest rates changes and effect on capital; (iii) projected organic and inorganic asset growth; (iv) the anticipated level of net earnings and capital position, taking into account the projected asset/liability position and exposure to changes in interest rates; (v) significant deteriorations in asset quality; and (vi) the source and timing of additional funds to fulfill future capital requirements.

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

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. The Company and the Bank’s risk-based capital ratios have consistently exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. The Company’s ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 11.28 percent and 10.41 percent at December 31, 2025, and 2024, respectively. The Company’s Total capital ratio was 14.31 percent and 12.34 percent at December 31, 2025, and 2024, respectively. The common equity Tier I capital to risk-weighted assets ratios for the Company were 11.03 percent at December 31, 2025, and 10.16 percent at December 31, 2024. The Company’s leverage ratio, which was 8.84 percent at December 31, 2025, and 7.97 percent at December 31, 2024, exceeded the minimum of 4.0 percent for capital adequacy purposes. The Bank reported Tier 1 capital, Total capital common equity Tier 1 and leverage ratios of 13.06 percent, 14.01 percent, 13.06 percent and 10.22 percent at December 31, 2025, and 10.95 percent, 12.04 percent, 10.95 percent and 8.37 percent at December 31, 2024. Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at December 31, 2025. There are no conditions or events since this notification that we believe have changed the Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated in this item by reference.

Stockholders’ equity was $519.8 million or $52.01 per share at December 31, 2025, and $469.0 million or $46.94 per share at December 31, 2024. The $50.8 million increase in capital surplus was due to net income in 2025 and by a $16.0 million decrease in accumulated other comprehensive loss (“AOCL”) at December 31, 2025, resulting from a reduction in the unrealized loss on available for sale securities, partially offset by dividends paid to shareholders.

We declared dividends of $2.47 per share in 2025, $2.06 per share in 2024, and $1.64 per share in 2023. The dividend payout ratio, dividends declared as a percentage of net income, equaled 41.6 percent in 2025, 212.9 percent in 2024 and 42.6 percent in 2023. Our Board of Directors intends to continue paying cash dividends in the future and has declared a cash dividend in the first quarter of 2026 of $0.6250 per share. Our ability to declare and pay dividends in the future is based on our operating results, financial and economic conditions, capital and growth objectives, dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, the Bank, for payment of dividends to stockholders. The Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Since 2014, our Board of Directors has adopted various common stock repurchase plans whereby we were authorized to repurchase shares of our outstanding common stock through open market purchases. During 2025 and 2024, other than shares delivered by participants in the Company’s equity incentive plans to pay withholding tax liabilities incident to the vesting of restricted stock awards, there were no shares repurchased. We purchased and retired 131,686 shares for $5.9 million during 2023.

Review of Financial Performance:

Net income for the year ended December 31, 2025, totaled $59.2 million or $5.88 per diluted share compared to $8.5 million or $0.99 per diluted share for the comparable period of 2024.  Net income for year ended December 31, 2025, increased $50.7 million when compared to the year ended December 31, 2024, primarily due to a full year of combined operations following the merger with FNCB Bancorp, Inc. on July 1, 2024, coupled with a reduction in the provision for credit losses. Additionally, net income in 2024 included $16.2 million of acquisition expenses and a $14.3 million provision for credit losses on non-PCD loans acquired in the merger.

Fully tax-equivalent (“FTE”) net interest income, a non-GAAP measure, for the twelve months ended December 31, increased $50.4 million to $168.7 million in 2025 from $118.4 million in 2024. The increase in FTE net interest income was primarily the result of higher levels of earning assets such as loans and investments and an additional $7.2 million from accretion of purchase accounting marks on acquired loans, combined with a reduction in funding costs that outweighed increases in their respective average balances. Non-interest expenses were $115.4 million for the year ended December 31, 2025, an increase of $8.7 million from $106.7 million for the year ended December 31, 2024, and non-interest income was $21.7 million for the year ended December 31, 2025, an increase of $3.4 million from $18.3 million for the year ended December 31, 2024. Both noninterest income and noninterest expenses were also influenced primarily by the merger with FNCB Bancorp, Inc. Notable increases to noninterest income were $2.8 million in services charges and other fees, $0.8 million in wealth management income, $0.5 million in bank owned life insurance cash surrender value and $0.4 million higher merchant services income, partially offset by a net loss on the sale of available for sale investment securities of $2.2 million resulting from the Company’s partial investment portfolio repositioning. Noninterest expenses saw increases of $10.6 million in salaries and employee benefits, $5.2 million in occupancy expenses and $3.0 million additional amortization of intangible assets. Partially offsetting increases to noninterest expenses was a decrease of $16.0 million in merger-related expenses.

Our productivity is measured by the efficiency ratio, a non-GAAP measure, defined as noninterest expense less amortization of intangible assets and acquisition related expenses divided by the total of tax-equivalent net interest income and noninterest income less gains and/or losses on debt security sales and gains on sale of assets. Our efficiency ratio improved to 56.5 percent in 2025 from 63.8 percent in 2024, as we continued to realize synergies from the merger with FNCB.

Non-GAAP Financial Measures:

The following are non-GAAP financial measures, which provide useful insight to the reader of the consolidated financial statements, but should be supplemental to GAAP used to prepare Peoples’ financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the FTE adjustment was 21 percent for 2025, 2024, and 2023.

The following table reconciles the non-GAAP financial measures of FTE net interest income for the years ended 2025, 2024 and 2023:

(Dollars in thousands)
Year Ended December 31	2025	2024	2023
Interest income (GAAP)	$259,697	$211,460	$149,851
Adjustment to FTE	2,763	2,367	1,917
Interest income adjusted to FTE (non-GAAP)	262,460	213,827	151,768
Interest expense	93,735	95,471	63,097
Net interest income adjusted to FTE (non-GAAP)	$168,725	$118,356	$88,671

The non-GAAP efficiency ratio is noninterest expenses, less amortization of intangible assets and acquisition related expenses, as a percentage of FTE net interest income plus noninterest income less gains and/or losses on debt security sales and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the years ended 2025, 2024, and 2023:

(Dollars in thousands, except percents)
Year Ended December 31	2025	2024	2023
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$115,357	$106,726	$67,820
Less: amortization of intangible assets expense	6,397	3,367	105
Less: acquisition related expenses	236	16,200	1,816
Noninterest expense adjusted (non-GAAP)	108,724	87,159	65,899

Net interest income (GAAP)	165,962	115,989	86,754
Plus: taxable equivalent adjustment	2,763	2,367	1,917
Noninterest income (GAAP)	21,727	18,336	14,133
Less: net gains on equity securities	168	132	(11)
Less: (Losses) gains on sale of available for sale securities	(2,241)
Less: net gains on sale of fixed assets	(74)	1	81
Net interest income (FTE) plus noninterest income (non-GAAP)	$192,599	$136,559	$102,734
Efficiency ratio (non-GAAP)	56.5%	63.8%	64.1%

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

The Federal Open Market Committee (“FOMC”), which seeks to achieve maximum employment and inflation at 2.0% over the longer term, maintained the target rate for federal funds at 4.50% from December 31, 2024, through mid-September 2025. At its meeting on September 17, 2025, the FOMC shifted to an accommodative policy stance by lowering the federal funds target rate 25 basis points to 4.25%, citing continued risk to unemployment and economic uncertainty. The federal funds target rate had been at 4.50% since December 18, 2024. Citing similar reasons, the FOMC lowered the federal funds target rate another 50 basis points during the remainder of 2025 in 25 basis point increments at each of its next two meetings on October 29, 2025, and December 10, 2025. At December 31, 2025, the federal funds target rate was 3.75%. Following the FOMC actions, the national prime rate also decreased and was 6.75% at December 31, 2025. We expect uncertainty with respect to economic conditions to remain elevated, which may result in future FOMC actions. Any additional rate actions by the FOMC to further ease monetary policy could reduce net interest income and result in net interest margin contraction.

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

Net interest income changes due to rate and volume

	2025 vs 2024			2024 vs 2023
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
(Dollars in thousands)	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$43,961	$12,611	$31,350	$55,894	$23,353	$32,541
Tax-exempt	1,268	426	842	2,185	1,327	858
Investments:
Taxable	4,585	4,203	382	5,103	3,963	1,140
Tax-exempt	620	406	214	(41)	34	(75)
Interest-bearing deposits	(93)	(115)	22	163	1	162
Federal funds sold	(1,708)	(1,319)	(389)	(1,245)	(1,014)	(231)
Total interest income	48,633	16,212	32,421	62,059	27,664	34,395
Interest expense:
Money market accounts	(1,759)	(14,165)	12,406	6,957	10,211	(3,254)
Interest-bearing demand and NOW accounts	1,414	2,482	(1,068)	8,088	(996)	9,084
Savings accounts	(3,095)	(3,419)	324	3,631	3,655	(24)
Time deposits less than $100	(4,312)	(240)	(4,072)	4,780	(151)	4,931
Time deposits $100 or more	992	(1,648)	2,640	5,917	2,677	3,240
Short-term borrowings	(744)	(358)	(386)	111	175	(64)
Long-term debt	2,245	(111)	2,356	2,475	113	2,362
Subordinated debt	3,193	1,029	2,164
Junior subordinated debt	330	(48)	378	415		415
Total interest expense	(1,736)	(16,478)	14,742	32,374	15,684	16,690
FTE net interest income changes (non-GAAP)	$50,369	$32,690	$17,679	$29,685	$11,980	$17,705

FTE net interest income, a non-GAAP measure, increased $50.3 million to $168.7 million in 2025 from $118.4 million in 2024. A positive rate variance, coupled with a positive volume variance contributed to the increase. A rate variance resulted in an increase in tax-equivalent net interest income, a non-GAAP measure, of $32.7 million as earning assets repriced higher and interest-bearing liabilities lower. The growth in average interest-earning assets exceeded that of interest-bearing liabilities and resulted in additional tax-equivalent net interest income of $17.6 million.

With regard to the favorable rate variance occurred, the tax-equivalent yield on earning assets increased 43 basis points to 5.57 percent in 2025 from 5.14 percent in 2024 resulting in an increase in tax-equivalent interest income of $16.2 million. The tax-equivalent yield on the loan portfolio increased 37 basis points to 5.99 percent in 2025 from 5.62 percent in 2024 and resulted in an increase to interest income of $13.0 million. Additionally, the tax-equivalent yield on the investment portfolio increased 72 basis points to 3.15 percent in 2025 from 2.43 percent in 2024, which caused an increase in tax-equivalent interest income of $4.6 million.

A favorable rate variance was also experienced with respect to our cost of funds. The Company experienced decreases in the rates paid on most major categories of interest-bearing liabilities. These decreases resulted in a decrease in interest expense of $16.5 million. Specifically, the average rate paid for money market accounts decreased 186 basis points and resulted in a corresponding decrease to interest expense of $14.2 million. Additionally, the average rate paid on savings accounts decreased 69 basis points, resulting in a corresponding reduction in interest expense of $3.4 million. The average rate paid for time deposits less than $100 thousand decreased 5 basis points while time deposits $100 thousand or more decreased 52 basis points, which together resulted in a $1.9 million decrease in interest expense. The average rate paid on short-term borrowings decreased 108 basis points in 2025 when compared to 2024, causing a $0.4 million decrease in interest expense. Interest expense decreased $0.1 million from a 16-basis point decrease in the average rate paid on long-term debt. Subordinated debt increased interest expense by $1.0 million from a 239-basis point increase in 2025 compared to 2024. Interest expense decreased $48 thousand on a decrease of 109 basis points to the average rate paid on Junior subordinated debt.

Average earning assets increased $545.8 million to $4.7 billion in 2025 from $4.2 billion in 2024 and accounted for a $32.4 million increase in interest income. Average loans increased $541.4 million, which caused interest income to increase $32.2 million. Average taxable investments increased $15.1 million when comparing 2025 and 2024, which resulted in increased interest income of $0.4 million while average tax-exempt investments increased $9.0 million, which resulted in an increase to interest income of $0.2 million. Average federal funds sold decreased $20.2 million, which resulted in a decrease to interest income of $0.4 million.

Average interest-bearing liabilities grew $354.8 million to $3.6 billion in 2025 from $3.3 billion in 2024 resulting in an increase in interest expense of $14.7 million. Non maturing deposit accounts grew $316.1 million, which in aggregate caused an $11.7 million increase in interest expense. Large denomination time deposits averaged $70.8 million more in 2025 and caused interest expense to increase $2.6 million. A decrease of $109.4 million in average time deposits less than $100 thousand resulted in a corresponding decrease to interest expense of $4.1 million. Short-term borrowings averaged $7.8 million less and decreased interest expense $0.4 million while long-term debt averaged $50.2 million more and increased interest expense by $2.4 million comparing 2025 and 2024. Subordinated debt increased $30.9 million and increased interest expense by $2.2 million, comparing 2025 and 2024. Junior subordinated debt averaged $4.1 million higher in 2025 and resulted in an increase to interest expense of $0.4 million.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available for sale securities at amortized cost. Income on tax-free investment securities and loans is adjusted to a tax-equivalent basis, a non-GAAP measure, using the prevailing federal statutory tax rate of 21.0 percent in 2025, 2024 and 2023.

 Summary of net interest income

	Year ended
	December 31, 2025			December 31, 2024
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$3,724,920	$228,868	6.14%	$3,205,564	$184,907	5.77%
Tax-exempt	273,373	10,577	3.87	251,300	9,309	3.70
Total loans	3,998,293	239,445	5.99	3,456,864	194,216	5.62
Investments:
Taxable	544,782	17,604	3.23	529,649	13,019	2.46
Tax-exempt	96,548	2,582	2.67	87,563	1,962	2.24
Total investments	641,330	20,186	3.15	617,212	14,981	2.43
Interest-bearing deposits	9,871	405	4.10	9,434	498	5.28
Federal funds sold	58,542	2,424	4.14	78,698	4,132	5.25
Total interest-earning assets	4,708,036	$262,460	5.57%	4,162,208	$213,827	5.14%
Less: allowance for credit losses	41,399			30,724
Other assets	402,931			362,130
Total assets	$5,069,568			$4,493,614
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market accounts	$958,516	$27,884	2.91%	$621,993	$29,643	4.77%
Interest-bearing demand and NOW accounts	1,205,926	25,088	2.08	1,261,095	23,674	1.88
Savings accounts	497,991	1,530	0.31	463,199	4,625	1.00
Time deposits less than $100	371,339	13,812	3.72	480,737	18,124	3.77
Time deposits $100 or more	362,253	12,860	3.55	291,482	11,868	4.07
Total interest-bearing deposits	3,396,025	81,174	2.39	3,118,506	87,934	2.82
Short-term borrowings	29,241	1,287	4.40	37,083	2,031	5.48
Long-term debt	118,612	5,562	4.69	68,441	3,317	4.85
Subordinated debt	63,918	4,967	7.77	33,000	1,774	5.38
Junior subordinated debt	8,087	745	9.21	4,028	415	10.30
Total borrowings	219,858	12,561	5.71	142,552	7,537	5.29
Total interest-bearing liabilities	3,615,883	93,735	2.59%	3,261,058	95,471	2.93%
Noninterest-bearing deposits	898,043			714,824
Other liabilities	57,651			106,970
Stockholders’ equity	497,991			410,762
Total liabilities and stockholders’ equity	$5,069,568			$4,493,614
Net interest income/spread		$168,725	2.98%		$118,356	2.21%
Net interest margin (non-GAAP)			3.58%			2.84%
Tax-equivalent adjustments:
Loans		$2,221			$1,955
Investments		542			412
Total adjustments		$2,763			$2,367

Note: Average balances were calculated using average daily balances. Interest income on loans includes fees of $0.9 million in 2025, $0.9 million in 2024 and $0.4 million in 2023. The decrease in 2023 is primarily due to lower origination fees.

	2023
			Average
	Average	Interest Income/	Interest
(Dollars in thousands, except percents)	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,605,927	$129,013	4.95%
Tax-exempt	225,839	7,124	3.15
Total loans	2,831,766	136,137	4.81
Investments:
Taxable	468,403	7,916	1.69
Tax-exempt	90,897	2,003	2.20
Total investments	559,300	9,919	1.77
Interest-bearing deposits	6,373	335	5.26
Federal funds sold	98,535	5,377	5.46
Total interest-earning assets	3,495,974	151,768	4.34%
Less: allowance for loan losses	24,377
Other assets	211,618
Total assets	$3,683,215
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$714,940	$22,686	3.17%
NOW accounts	779,977	15,586	2.00
Savings accounts	474,028	994	0.21
Time deposits less than $100	349,990	13,344	3.81
Time deposits $100 or more	200,743	5,951	2.96
Total interest-bearing deposits	2,519,678	58,561	2.32
Short-term borrowings	38,331	1,920	5.01
Long-term debt	19,448	842	4.33
Subordinated debt	33,000	1,774	5.38
Total borrowings	90,779	4,536	5.00
Total interest-bearing liabilities	2,610,457	63,097	2.42%
Noninterest-bearing deposits	698,749
Other liabilities	44,786
Stockholders’ equity	329,223
Total liabilities and stockholders’ equity	$3,683,215
Net interest income/spread		$88,671	1.92%
Net interest margin (non-GAAP)			2.54%
Tax-equivalent adjustments:
Loans		$1,496
Investments		421
Total adjustments		$1,917

Provision for Credit Losses:

For the year ended December 31, 2025, a provision for credit losses of $98 thousand was recorded compared to a prior year provision of $19.1 million. The prior year provision included a non-recurring, Day 1 provision of $14.3 million for non-PCD loans acquired in the FNCB merger. The 2025 provision was due primarily to improvement in qualitative factors driven by a reduction in commercial real estate concentration levels and a seasoning of the equipment financing portfolio, while overall model loss rates were substantially unchanged. Specific reserves on individually evaluated loans increased $384 thousand.

Noninterest Income:

Our noninterest income for 2025 was $21.7 million compared with $18.3 million for 2024, an increase of $3.4 million. The higher level of noninterest income was primarily due to the increased size and scale of the Company following the FNCB merger. The year ended December 31, 2025, brought about increases in service charges and fees of $2.8 million, wealth management income of $0.8 million, interest rate swap income of $0.8 million, bank owned life insurance increased cash surrender value income of $0.5 million and merchant services income of $0.4 million. Increases were partially offset by a net loss on the sale of available for sale of investment securities of $2.2 million resulting from the Company’s partial investment portfolio repositioning.

On January 17, 2025, the Company executed a sale/leaseback of its former corporate headquarters in Scranton, Pennsylvania. The net proceeds from the sale were $3.6 million and resulted in a pre-tax gain of $0.6 million that is included in net losses on the sale of fixed assets in the consolidated statements of income and comprehensive income.

On December 4, 2025, the Company sold two buildings, five parking lots and a piece of vacant land that were part of FNCB’s former corporate campus located in Dunmore, Pennsylvania for $3.7 million. The properties had an aggregate net book value of $4.3 million, and the Company recognized a loss of $0.6 million on the sale, which is included in net losses on the sale of fixed assets in the consolidated statements of income and comprehensive income.

Noninterest Expense:

In general, our noninterest expense is categorized into three main groups, including employee-related expenses, occupancy and equipment expenses and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income and utility costs. Other expenses include general operating expenses such as marketing, other taxes, stationery and supplies, contractual services, insurance, including FDIC assessment and loan collection costs. During 2025 and 2024, we incurred non-recurring expenses related to our merger with FNCB Bancorp, Inc., such as legal and consulting costs. Some of our noninterest costs and expenses are variable while the remainder is fixed. We utilize budgets and other related strategies in an effort to control the variable expenses. The major components of noninterest expense for the past three years are summarized as follows:

(Dollars in thousands)	2025	2024	2023
Salaries and employee benefits expense:
Salaries and payroll taxes	$47,646	$39,125	$30,173
Employee benefits	8,695	6,621	5,112
Salaries and employee benefits expense	56,341	45,746	35,285
Occupancy and equipment expenses:
Occupancy expense	9,774	7,729	6,032
Equipment expense	17,674	14,567	11,114
Occupancy and equipment expenses	27,448	22,296	17,146
Acquisition related expenses	236	16,200	1,816
Amortization of intangible assets	6,397	3,367	105
Other expenses:
Professional fees and outside services	4,970	3,269	2,810
FDIC insurance and assessments	3,288	3,158	2,131
Donations	2,406	1,825	1,619
Other taxes	2,431	1,231	1,083
Advertising	1,362	627	444
Stationery and supplies	823	702	445
Net loss (gain) on sale of other real estate owned	5		(18)
Other	9,650	8,305	4,954
Other expenses	24,935	19,117	13,468
Total noninterest expense	$115,357	$106,726	$67,820

Salaries and employee benefits constitute most of our noninterest expenses, accounting for 48.8 percent of the total noninterest expense. Salaries and employee benefits increased $10.6 million to $56.3 million in 2025 from $45.7 million in 2024. Salaries and payroll taxes increased $8.5 million and employee benefits expense increased $2.1 million. The higher salary and benefits expense in 2025 was due primarily to the addition of staff associated with the FNCB merger.

Occupancy and equipment expense increased $5.1 million to $27.4 million in 2025 from $22.3 million in 2024, due to increased technology costs related to system integration, increased account and transaction volumes, and higher facilities costs, including costs associated with relocating executive, administrative and operational units to a new corporate center.

On February 28. 2025, the Company executed a lease for a new corporate headquarters located at 30 E D Preate Drive, Moosic, Pennsylvania. The lease has a fifteen-year term expiring March 31, 2040, with two five-year renewal options. Subsequently, on June 23, 2025, the Bank entered into a Purchase and Sale Agreement (the “Agreement”) to purchase this property. The purchase price for the property is $19.5 million, subject to customary adjustments, prorations and credits as outlined in the Agreement. In addition to the purchase price, the Bank has paid the seller $3.0 million for certain repairs and improvements to the property and $500 thousand for certain office fit out costs. The closing on the property is anticipated for the second quarter of 2026 and no later than June 30, 2026. As a result of the purchase and sale agreement, the lease was modified and the remaining lease term was reduced to 12 months, which meets the definition of a short-term lease under ASC 842. Future lease payments will be recognized as lease expenses on a straight-line basis over the remaining term. The Bank has relocated its corporate headquarters and executive offices, as well as a majority of its administrative and operational units to the new facility and is currently leasing a portion of the property until the purchase closes. At closing, any and all leases for the property will be assigned to and assumed by the Bank. The Company does not expect the purchase of the corporate center to have a material effect on future operating results, as additional facility costs are expected to be offset with rental income and common area maintenance fees.

Amortization of intangible assets increased $3.0 million to $6.4 million in 2025 compared to $3.4 million due primarily to twelve months of core deposit intangible amortization in 2025, recognized as a result of the merger with FNCB, versus six months of amortization in 2024.

Partially offsetting these increases was a decrease of $16.0 million in merger related expenses to $0.2 million for the year ended December 31, 2025, from $16.2 million for the year ended December 31, 2024.

Other expenses, which consist of professional fees and outside services, FDIC insurance and assessments, donations, other taxes, advertising, stationery and supplies and all other expenses increased $5.8 million, due primarily to increased professional services, other taxes, donations, and advertising. Expenses in 2024 reflect six months of pre-merger operations of a smaller Company and therefore are lower in all categories.

Income Taxes:

Our income tax expense was $13.0 million, and our effective tax rate was 18.1 percent for the year ended December 31, 2025, an increase from an income tax benefit of $30 thousand and an effective tax rate of 0.4 percent for the year ended December 31, 2024. The increase in 2025 was primarily due to higher income.

We utilize loans and investments in tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. The tax benefit of tax-exempt income was 2.2 percent of pre-tax income in 2025 and 14.6 percent in 2024.

The effective tax rate in 2025 and 2024 was also influenced by the recognition of investment tax credits related to our limited partnership investments in elderly and low- to- moderate-income residential housing programs which allow us to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $1.3 million in 2025 and $631 thousand in 2024.

Tax exempt bank owned life insurance income reduced our income tax expense by $429 thousand and 0.59 percent of pre-tax income compared to $360 thousand and 4.25 percent in 2025 and 2024, respectively.

Management’s Discussion and Analysis 2024 versus 2023

Review of Financial Position:

Total assets, loans and deposits were $5.1 billion, $4.0 billion and $4.4 billion, respectively, at December 31, 2024. Assets, loans and deposits acquired at the completion of the FNCB merger on July 1, 2024, were $1.8 billion, $1.2 billion and $1.4 billion, respectively.

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

Stockholders’ equity equaled $469.0 million, or $46.94 per share, at December 31, 2024, and $340.4 million, or $48.35 per share, at December 31, 2023. Our equity to asset ratio was 9.21 percent and 9.10 percent at those respective period ends. Dividends declared for the year ended December 31, 2024, amounted to $2.06 per share representing 208.1 percent of net income.

Nonperforming assets equaled $23.0 million or 0.45 percent of total assets at December 31, 2024, compared to $4.9 million or 0.13 percent at December 31, 2023. The ACL equaled $41.8 million or 1.05 percent of loans, net, at December 31, 2024, compared to $21.9 million or 0.77 percent at year-end 2023. Loans charged-off, net of recoveries equaled $1.1 million or 0.03 percent of average loans in 2024, compared to $2.9 million or 0.10 percent of average loans in 2023.

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

Asset Quality:

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include nonaccrual loans and accruing loans past due 90 days or more. For a discussion of our policy regarding nonperforming assets and the recognition of interest income on impaired loans, refer to the Note 1 entitled, “Summary of significant accounting policies — Nonperforming assets,” and “Loans, net and allowance for credit losses” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K which are incorporated in this item by reference.

Nonperforming assets increased $18.1 million to $23.0 million at year-end 2024. Additionally, our nonperforming assets as a percentage of total assets increased to 0.45 percent at December 31, 2024, from 0.13 percent at December 31, 2023, and our nonperforming loans as a percentage of loans, net increased to 0.58 percent from 0.17 percent at December 31, 2023. Loans on nonaccrual status, excluding modified loans for borrowers experiencing difficulty, increased $18.6 million and included $8.5 million of loans acquired in the FNCB merger, of which, $6.4 million were PCD loans.

At December 31, 2024, there was one foreclosed asset recorded at $27 thousand compared to no foreclosed properties at December 31, 2023. Loans past due ninety days and accruing decreased $0.5 million and includes two residential mortgages and three consumer loans. For a further discussion of assets classified as nonperforming assets and potential problem loans, refer to Note 4, “Loans, net and the allowance for credit losses,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K which is incorporated in this item by reference.

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

Effective January 1, 2023, the Company adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The standard replaces the incurred loss methodology we previously used to maintain the allowance for loan losses. Upon adoption, the Company decreased its ACL by $3.3 million to $24.1 million and increased its reserve for losses of unfunded commitments by $270 thousand to $449 thousand. The current standard measures the estimated amount of allowance necessary to cover lifetime losses inherent in financial assets at the balance sheet date. The Company estimates the ACL on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. Also included in the allowance are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts utilized. The Company applies the analysis to loans on a collective, or pooled basis for groups of loans which share similar risk characteristics and will either assign loans to a different pool or evaluate a loan individually if its risk characteristics change and no longer align with its currently assigned pool of loans. For additional information, refer to Note 1 entitled, “Summary of significant accounting policies - Allowance for credit losses” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K which is incorporated in this item by reference.

The ACL increased $19.9 million to $41.8 million at December 31, 2024, from $21.9 million at the end of 2023. During the year ended December 31, 2024, net charge-offs were $1.1 million and the provision for credit losses totaled $19.1 million. As of the Acquisition Date, $14.3 million was recorded to the provision for credit losses related to acquired non-PCD loans. In addition to the merger related provision, a provision of $4.8 million was recorded due to the impact of various factors such as updated economic assumptions as well as additional qualitative factors for the equipment financing portfolio, risk rating migration, additional charge-offs during the last six months of 2024 and higher delinquencies.

The ACL, as a percentage of loans, net of unearned income, was 1.05 percent at the end of 2024 and 0.77 percent at the end of 2023, respectively. The coverage ratio, the ACL, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 182.0 percent at December 31, 2024, and 442.5 percent at December 31, 2023. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2024.

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

At December 31, 2024, total brokered deposits were $256.4 million or 5.8 percent of total deposits as compared to $261.0 million or 8.0 percent of total deposits at December 31, 2023. During the fourth quarter of 2024, the Company called $100.7 million of high rate brokered CDs to reduce overall funding costs and has the option to call $140.8 million of the total yearend balance at any time. The Company maintains a brokered deposit to total asset policy limit of 15 percent. At December 31, 2024, brokered deposits represented 5.0 percent of total assets.

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

Liquidity:

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2024. At December 31, 2024, our noncore funds consisted of time deposits in denominations of $100 thousand or more, brokered deposits, short-term borrowings, and long-term and subordinated debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2024, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 12.7 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 6.6 percent. Comparatively, our ratios equaled 12.1 percent and 4.7 percent at the end of 2023, which indicates an increased reliance on our noncore funds in 2024 with an improved ability to offset them with more liquid assets. Our basic liquidity surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, decreased to 5.8 percent at December 31, 2024, from 9.7 percent at December 31, 2023, due in part to utilizing a portion of our federal funds sold balances to call and payoff $100.7 million of brokered CDs to enhance net interest income. We will continue to focus on increasing liquidity in the coming year through implementation of competitive deposit pricing strategies and monitoring of investment and loan cash flows.

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

Operating activities provided net cash of $34.7 million in 2024 and $33.3 million in 2023. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, and the provision for credit losses, is the primary source of funds from operations.

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

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash provided in investing activities totaled $386.3 million in 2024 and used $25.8 million and 2023. Net cash provided from lending activities was $61.7 million in 2024 and used $123.3 million in 2023.

Capital Adequacy:

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and the Bank’s risk-based capital ratios have consistently exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 10.41 percent and 12.10 percent at December 31, 2024, and 2023, respectively. Our Total capital ratio was 12.34 percent and 14.16 percent at December 31, 2024, and 2023, respectively. Our and the Bank’s common equity Tier I capital to risk-weighted assets ratios were 10.16 percent and 10.95 percent at December 31, 2024, and 12.10 percent and 13.30 percent at December 31, 2023. Our Leverage ratio, which equaled 7.97 percent at December 31, 2024, and 8.50 percent at December 31, 2023, exceeded the minimum of 4.0 percent for capital adequacy purposes. The Bank reported Tier 1 capital, Total capital and Leverage ratios of 10.95 percent, 12.04 percent and 8.37 percent at December 31, 2024, and 13.30 percent, 14.12 percent and 9.34 percent at December 31, 2023. Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at December 31, 2024. There are no conditions or events since this notification that we believe have changed the Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K which is incorporated in this item by reference.

Stockholders’ equity was $469.0 million or $46.94 per share at December 31, 2024, and $340.4 million or $48.35 per share at December 31, 2023. The $128.6 million increase in capital surplus due to the merger, partially offset by retained earnings as dividends paid exceeded net income in 2024 and by a $3.7 million decrease in accumulated other comprehensive loss (“AOCL”) at December 31, 2024, resulting from a reduction in the unrealized loss on available for sale securities.

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

Net Interest Income:

FTE net interest income, a non-GAAP measure, was $118.4 million in 2024 and $88.7 million in 2023. There was a positive volume variance and a positive rate variance. The growth in average interest-earning assets exceeded that of interest-bearing liabilities and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $17.7 million. A rate variance resulted in an increase in net interest income of $12.0 million as assets repriced quicker than liabilities.

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

Average interest-bearing liabilities grew $650.6 million to $3.3 billion in 2024 from $2.6 billion in 2023 resulting in a net increase in interest expense of $16.7 million. In addition, interest-bearing transaction accounts, including money market, interest-bearing demand and NOW and savings accounts grew $377.3 million, which in aggregate caused a $5.8 million increase in interest expense. Large denomination time deposits averaged $90.7 million more in 2024 and caused interest expense to increase $3.2 million. An increase of $130.7 million in average time deposits less than $100 thousand increased interest expense by $4.9 million. Short-term borrowings averaged $1.2 million less and decreased interest expense $64 thousand while long-term debt averaged $49.0 million more and increased interest expense by $2.4 million comparing 2024 and 2023. Subordinated debt was unchanged, comparing 2024 and 2023. Junior subordinated debt averaged $4.0 million in 2024 and resulted in an increase in interest expense of $0.4 million in 2024, compared to none in 2023.

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

Noninterest Income:

Our noninterest income for 2024 was $18.3 million compared with $14.1 million for the year ago period, an increase of $4.2 million. The increase was primarily due to an increase in service charges, fees and commissions of $3.1 million due to increased transaction and account volume from the FNCB merger. In addition, wealth management income increased $0.5 million, Bank Owned Life Insurance income increased $0.5 million and gains on equity securities increased $0.1 million while interest rate swap revenue decreased $0.1 million on lower origination volume and market value adjustments.

Noninterest Expense:

Noninterest expense was $106.7 million for the year ended December 31, 2024, compared to $67.8 million for the year ended December 31, 2023.

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

Other expenses, which consist of, professional fees and outside services, FDIC insurance and assessments, donations, other taxes, advertising, stationary and supplies, net gains on the sale of other real estate and all other expenses increased $5.6 million comparing the years ended December 31, 2024 and 2023, due primarily to increased FDIC insurance assessments of $1.0 million, an $0.8 million write-down of a former community bank office, higher check losses of $0.6 million and higher other expenses due to the larger financial institution.

Income Taxes:

Our income tax benefit was $30 thousand and our effective tax rate was 0.36 percent for the year ended December 31, 2024, a decrease from income tax expense of $5.1 million and an effective tax rate of 15.8 percent for the year ended December 31, 2023. The decrease in 2024 was primarily due to lower pretax income and higher levels of tax adjustments such as tax-exempt interest income, investment tax credits and Bank Owed Life Insurance income.

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

Tax exempt Bank Owned Life Insurance income reduced our income tax expense by $360 thousand and 4.25 percent of pre-tax income compared to $221 thousand and 0.68 percent in 2024 and 2023, respectively.

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

The Company utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore should not be taken as a measure of credit risk. At December 31, 2025, there were no off-balance sheet interest rate contracts outstanding.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of December 31, 2025, and December 31, 2024, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Model results at December 31, 2025, indicated a higher starting level of net interest income (“NII”) compared to model results at December 31, 2024, as balance sheet growth from the merger with FNCB, a shift in balance sheet mix and lower interest-bearing liability costs resulted in an increase to the balance sheet spread of 23 basis points. Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments in the first year of simulation while a sustained falling rate environment presents the greatest potential risk to NII over the longer-term horizon. Our interest rate risk position at December 31, 2025, shifted slightly to more asset-sensitive than at December 31, 2024, due to additional floating rate loans and an increase in fully sensitive interest-bearing cash.

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

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at December 31, 2025, based on our simulation model, is summarized as follows:

	December 31, 2025
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	1.2	(20.0)	2.4	(40.0)
+300	1.0	(20.0)	2.3	(30.0)
+200	0.7	(10.0)	1.8	(20.0)
+100	0.6	(10.0)	1.5	(10.0)
Static
-100	(1.2)	(10.0)	(3.2)	(10.0)
-200	(2.4)	(10.0)	(8.3)	(20.0)
-300	(1.3)	(20.0)	(15.7)	(30.0)
-400	0.6	(20.0)	(29.4)	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the twelve months ending December 31, 2026, would increase 0.6 percent from model results using current interest rates. Conversely, our projected net interest income for the twelve months ended December 31, 2026, would decrease 1.2 percent given instantaneous and parallel shifts in general market rates of minus 100 basis points.

Item 8.Financial Statement and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Peoples Financial Services Corp. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Qualitative Loss Factors

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company accounts for allowance for credit losses (ACL) under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial and industrial, municipal, commercial real estate, residential real estate, consumer loans and commercial equipment financing loans.

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

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  Our audit procedures related to the qualitative factors adjustments included the following, among others:

◾	Testing the effectiveness of internal controls over qualitative factors, including controls addressing:

o	Management’s review over the evaluation of the appropriateness of the key assumptions and judgments used in the determination of qualitative factors

◾	Substantively testing management’s process related to qualitative factor adjustments which included:

o	Agreeing calculation inputs to the Company’s internal and external source data;
o	Testing the completeness, accuracy and reliability of the underlying data on which the qualitative factors are based by comparing information to source documents and external information sources;
o	Performing sensitivity analyses to assess the impact of changes in qualitative assumptions on the ACL.

/s/ Baker Tilly US, LLP

Allentown, Pennsylvania
March 16, 2026

We have served as the Company’s auditor since 2017.

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2025	2024
Assets:
Cash and cash equivalents
Cash and due from banks	$58,420	$47,029
Interest-bearing deposits in other banks	9,321	8,593
Federal funds sold	201,243	80,229
Total cash and cash equivalents	268,984	135,851

Investment securities:
Available for sale: Amortized cost of $541,707 and $575,288, respectively, net of allowance for credit losses of $0 at December 31, 2025, and December 31, 2024	512,563	526,329
Held to maturity: Fair value of $62,798 and $65,152, respectively, net of allowance for credit losses of $0 at December 31, 2025, and December 31, 2024	72,047	78,184
Equity investments carried at fair value	2,598	2,430
Total investment securities	587,208	606,943
Loans	4,066,896	3,993,505
Less: allowance for credit losses	39,007	41,776
Net loans	4,027,889	3,951,729
Loans held for sale	805
Goodwill	75,986	75,986
Premises and equipment, net	78,496	73,283
Bank owned life insurance	88,645	87,429
Deferred tax assets	26,555	35,688
Accrued interest receivable	17,633	15,632
Intangible assets, net	27,700	34,197
Other assets	70,677	74,919
Total assets	$5,270,578	$5,091,657

Liabilities:
Deposits:
Noninterest-bearing	$954,485	$935,516
Interest-bearing	3,479,584	3,472,036
Total deposits	4,434,069	4,407,552
Short-term borrowings	32,721	15,900
Long-term debt	134,352	98,637
Subordinated debt	83,187	33,000
Junior subordinated debt	8,140	8,039
Accrued interest payable	6,792	5,503
Other liabilities	51,470	54,076
Total liabilities	4,750,731	4,622,707

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 9,994,595, shares at December 31, 2025, and 9,990,724 shares at December 31, 2024	20,015	19,995
Capital surplus	251,023	250,695
Retained earnings	273,500	238,955
Accumulated other comprehensive loss	(24,691)	(40,695)
Total stockholders’ equity	519,847	468,950
Total liabilities and stockholders’ equity	$5,270,578	$5,091,657

See notes to consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

Year Ended December 31	2025	2024	2023
Interest income:
Interest and fees on loans:
Taxable	$228,868	$184,907	$129,013
Tax-exempt	8,356	7,354	5,628
Interest and dividends on investment securities:
Taxable	17,444	12,930	7,912
Tax-exempt	2,040	1,550	1,582
Dividends	160	89	4
Interest on interest-bearing deposits in other banks	405	498	335
Interest on federal funds sold	2,424	4,132	5,377
Total interest income	259,697	211,460	149,851

Interest expense:
Interest on deposits	81,174	87,934	58,561
Interest on short-term borrowings	1,287	2,031	1,920
Interest on long-term debt	5,562	3,317	842
Interest on subordinated debt	4,967	1,774	1,774
Interest on junior subordinated debt	745	415
Total interest expense	93,735	95,471	63,097
Net interest income	165,962	115,989	86,754
Provision for credit losses	98	19,131	566
Net interest income after provision for credit losses	165,864	96,858	86,188

Noninterest income:
Service charges, fees, commissions and other	13,618	10,838	7,731
Merchant services income	1,299	896	693
Commission and fees on fiduciary activities	2,267	2,270	2,219
Wealth management income	2,958	2,118	1,576
Mortgage banking income	549	389	390
Increase in cash surrender value of life insurance	2,076	1,572	1,067
Interest rate swap gain	1,107	285	390
Net gains (losses) on equity investment securities	168	132	(11)
Net (losses) gains on sale of investment securities available for sale	(2,241)	1	81
Net losses on sale of fixed assets	(74)	(165)	(3)
Total noninterest income	21,727	18,336	14,133

Noninterest expense:
Salaries and employee benefits expense	56,341	45,746	35,285
Net occupancy and equipment expense	27,448	22,296	17,146
Acquisition related expenses	236	16,200	1,816
Amortization of intangible assets	6,397	3,367	105
Professional fees and outside services	4,970	3,269	2,810
FDIC insurance and assessments	3,288	3,158	2,131
Donations	2,406	1,825	1,619
Other expenses	14,271	10,865	6,908
Total noninterest expense	115,357	106,726	67,820
Income before income taxes	72,234	8,468	32,501
Income tax expense (benefit)	13,047	(30)	5,121
Net income	59,187	8,498	27,380

Other comprehensive income:
Unrealized gain on investment securities available for sale	17,574	2,569	14,804
Reclassification adjustment for losses (gains) on available for sale securities included in net income	2,241	(1)	(81)
Change in benefit plan liabilities	674	1,518	1,129
Change in derivative fair value	(64)	632	(824)
Other comprehensive income	20,425	4,718	15,028
Income tax expense related to other comprehensive income	4,421	1,062	3,043
Other comprehensive income, net of income tax expense	16,004	3,656	11,985
Comprehensive income	$75,191	$12,154	$39,365

Per share data:
Net income:
Basic	$5.92	$1.00	$3.85
Diluted	$5.88	$0.99	$3.83
Weighted average common shares outstanding:
Basic	9,994,281	8,531,122	7,107,908
Diluted	10,073,996	8,586,035	7,151,471
Dividends declared	$2.47	$2.06	$1.64

See notes to consolidated financial statements.

 Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
For the Three Years Ended December 31, 2025	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2023	$14,321	$126,850	$230,515	$(56,336)	$315,350
Cumulative impact of adoption of ASC 326, net of tax			2,364		2,364
Net income			27,380		27,380
Other comprehensive income, net of income tax				11,985	11,985
Cash dividends declared: $1.64 per common share			(11,659)		(11,659)
Stock compensation, including tax effects and expenses		888			888
Restricted stock issued: 17,640 shares	35	(35)
Share Retirement 131,686 shares(1)	(263)	(5,573)	(50)		(5,886)
Balance, December 31, 2023	14,093	122,130	248,550	(44,351)	340,422
Net income			8,498		8,498
Other comprehensive income, net of income tax				3,656	3,656
Cash dividends declared: $2.06 per common share			(18,093)		(18,093)
Stock compensation, including tax effects and expenses		786			786
Restricted stock issued: 15,462 shares	31	(31)
Acquisition of FNCB Bancorp, Inc. 2,935,456 shares, $45.54 per share (2)	5,871	127,810			133,681
Balance, December 31, 2024	19,995	250,695	238,955	(40,695)	468,950
Net income			59,187		59,187
Other comprehensive income, net of income tax				16,004	16,004
Cash dividends declared: $2.47 per common share			(24,642)		(24,642)
Stock compensation, including tax effects and expenses		348			348
Restricted stock issued: 10,211 shares	20	(20)
Balance, December 31, 2025	$20,015	$251,023	$273,500	$(24,691)	$519,847

(1) Includes applicable excise tax

(2) Refer to Note 2 - Business Combination for additional detail

See notes to consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income	$59,187	$8,498	$27,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	3,317	3,346	2,794
Amortization of right-of-use lease asset	807	470	598
Amortization of net deferred loan (fees) costs	(62)	(1,270)	694
Amortization of debt issuance costs	237
Amortization of CDI and other intangibles	6,497	3,420	105
Amortization expense related to acquired borrowings	468	387
Accretion income related to acquired loans	(16,293)	(9,108)
Amortization expense related to acquired deposits	698	1,328
Amortization of low income housing partnerships	1,721	472	431
Provision for credit losses	98	19,131	566
Net unrealized (gain) loss on equity investments	(168)	(132)	11
Net loss (gain) on sale of other real estate owned	5		(18)
Valuation allowance on other real estate	212	818
Loans originated for sale	(9,566)	(3,042)	(4,133)
Proceeds from sale of loans originated for sale	8,817	3,289	3,871
Net (gain) loss on sale of loans originated for sale	(56)	3	12
Net (accretion) amortization of investment securities	(3,355)	(811)	1,005
Net loss (gain) on sale of investment securities available for sale	2,241	(1)	(81)
Loss on sale of premises and equipment	74	165	3
Increase in cash surrender value of life insurance	(2,076)	(1,572)	(1,067)
Gain from bank owned life insurance settlement	(118)	(172)
Deferred income tax expense (benefit)	4,714	(3,647)	1,268
Stock compensation, including tax effects and expenses	348	786	888
Net change in:
Accrued interest receivable	(2,001)	4,550	(1,019)
Other assets	5,538	7,772	(2,085)
Accrued interest payable	1,289	(2,228)	4,862
Other liabilities	(8,298)	2,273	(2,833)
Net cash provided by operating activities	54,275	34,725	33,252
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	76,421	241,301	67,363
Proceeds from sales of equity investments		1,567
Proceeds from repayments of investment securities:
Available for sale	126,872	58,009	25,328
Held to maturity	6,034	6,570	6,212
Purchases of investment securities:
Available for sale	(168,495)	(4,841)
Net (purchase) redemption of restricted equity securities	(2,237)	(5,030)	4,450
Purchase of equity securities without readily determinable fair value	(328)	(802)
Calls and maturities of equity securities without readily determinable fair value	500
Net cash received in merger with FNCB Bancorp, Inc.		28,067
Net (increase) decrease in loans	(60,653)	61,676	(123,335)
Purchases of premises and equipment	(10,934)	(2,575)	(5,925)
Proceeds from the sale of premises and equipment	7,392	1,807	14
Proceeds from bank owned life insurance	968	596
Proceeds from sale of other real estate owned	22		139
Net cash (used in) provided by investing activities	(24,438)	386,345	(25,754)
Cash flows from financing activities:
Net increase (decrease) in deposits	25,819	(299,814)	232,439
Proceeds from long-term debt	76,239		25,000
Repayment of long-term borrowings	(40,891)	(23,287)	(555)
Net increase (decrease) in proceeds from short-term borrowings	16,821	(131,390)	(97,340)
Proceeds from the issuance of subordinated debt, net of issuance costs	82,950
Repayment of subordinated debt	(33,000)
Retirement of common stock			(5,886)
Cash dividends paid	(24,642)	(18,093)	(11,659)
Net cash provided by (used in) financing activities	103,296	(472,584)	141,999
Net increase (decrease) in cash and cash equivalents	133,133	(51,514)	149,497
Cash and cash equivalents at beginning of period	135,851	187,365	37,868
Cash and cash equivalents at end of period	$268,984	$135,851	$187,365

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2025	2024	2023
Supplemental disclosures:
Cash paid during the period for:
Interest	$92,446	$95,733	$58,235
Income taxes	7,564	1,854	3,462
Noncash items:
Cumulative effect of adoption of ASC 326 on retained earnings, net of tax			2,364
Transfers of fixed assets to other real estate	433	1,529
Transfers of loans to other real estate	750	27
Origination of mortgage servicing rights	101	609
Initial recognition of right-of-use assets (1)	7,097	3,084	3,878
Initial recognition of lease liability (1)	7,097	3,082	3,878
Removal of right-of-use assets	795	774
Removal of lease liability	806	774
Merger with FNCB(2)
Tangible assets acquired		1,760,091
Goodwill and other intangible assets		50,233
Liabilities assumed		1,676,611
(1)	2024 includes $3,084 and $3,082 in initial recognition of right of use asset and lease liability, respectively, recognized as a result of the FNCB merger.
(2)	Refer to Note 2 - Business Combination for additional detail.

See notes to consolidated financial statements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Nature of operations:

The accompanying Consolidated Financial Statements include the accounts of Peoples Financial Services Corp. (the “Parent Company”) and its wholly-owned direct and indirect subsidiaries, including Peoples Security Bank and Trust Company (“the Bank”) and 1st Equipment Finance Inc. (“1st Equipment Finance”), collectively, the “Company” or “Peoples”. All significant intercompany balances and transactions have been eliminated in consolidation.

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, the Bank. The Company services its retail and commercial customers through forty full-service community banking offices located within Allegheny, Bucks, Lackawanna, Lancaster, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey and Broome County of New York.

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

Subsequent Events:

The Company has evaluated events and transactions occurring subsequent to December 31, 2025, the consolidated balance sheet date, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

On January 7, 2026, the Company purchased a property located at 111 East Market Street, Wilkes Barre, Luzerne County, Pennsylvania, for $1.4 million to relocate its current Wilkes Barre community banking office to this new location. The relocation is scheduled to be completed in the second quarter of 2026.

On January 30, 2026, the board of directors declared a dividend of $0.6250 per share for the first quarter of 2026. The dividend is payable March 13, 2026 to shareholders of record as of February 27, 2026.

On February 19, 2026, the Company executed a partial restructuring of its investment portfolio as part of its ongoing balance sheet and interest rate risk management strategy. The Company sold mortgage backed securities with an aggregate book value of approximately $31.9 million, recognizing a pre tax gain of $0.5 million. The Company intends to redeploy the proceeds by investing approximately $16.0 million into tax exempt municipal securities and allocating approximately $16.0 million to support commercial loan growth. The blended target yield on the reinvestment strategy is expected to exceed the yield on the securities sold. Management evaluated this activity and determined that it represents a non recognized subsequent event. Accordingly, no adjustments have been made to the consolidated financial statements as of and for the year ended December 31, 2025.

Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for credit losses (“ACL”), and impairment of goodwill. Actual results could differ from those estimates.

Investment securities:

Investment securities are classified and accounted for as either held to maturity or available for sale based on management’s intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date. The Company classifies debt securities as held to maturity when management has the positive intent and ability to hold such securities to maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premium and accretion of discount. Investment securities are designated as available for sale when they are to be held for indefinite periods of time as management intends to use such securities to implement asset/liability strategies or to sell them in response to changes in interest rates, prepayment risk, liquidity requirements, or other circumstances identified by management. Securities available for sale are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported in other comprehensive income in a separate component of stockholders’ equity. All marketable equity securities are accounted for at fair value with unrealized gains and losses reported in earnings. Generally, estimated fair values for held to maturity and available for sale investment securities are based on quoted market prices from a national pricing service. The fair value of marketable equity securities are based upon quoted market prices. Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums on callable debt securities are amortized to the earliest call date from the maturity date. Premiums on non-callable securities are amortized and discounts are accreted using the interest method over the expected life of the security. Investment securities that are bought and held principally for the purpose of selling them in the near term, in order to generate profits from market appreciation, are classified as trading account securities. The Company had no securities classified as trading at December 31, 2025, and 2024. Transfers of securities between categories are recorded at fair value at the date of the transfer, with the accounting treatment of unrealized gains or losses determined by the category into which the security is transferred.

Transfers of Financial Assets:

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Loans, net:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of deferred fees or costs and any acquired premiums and discounts, less any write-downs. Interest income is accrued on the principal amount outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the contractual life of the related loan as an adjustment to yield using the effective interest method. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective interest method. Delinquency fees are recognized in income at the time when they are paid by the customer.

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

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans and consumer loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include location, market and geographic concentration risks, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a higher level of risk than residential real estate loans, which could be caused by unfavorable conditions in the real estate market or the economy. To effectively monitor loans on income properties, the Company requires borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, the Company considers and reviews a cash flow analysis of the borrower and guarantor, when applicable. In addition, the Company evaluates business cash flows, if applicable, net operating income of the property, the borrower’s expertise, credit history and the value of the underlying property. The Company manages commercial real estate credit risk by prudent underwriting with conservative debt service coverage and loan-to-value ratios at origination; lending to seasoned real estate owners/managers, frequently with personal guarantees of repayment; using reasonable appraisal practices; cross-collateralizing loans to one borrower when deemed prudent; and limiting the amount and types of construction lending. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Commercial equipment financing loans and leases consist of various equipment financing originated through the Bank's wholly-owned subsidiary, 1st Equipment Finance. The majority of the loans and leases are originated through third party dealers or equipment manufacturers located outside our primary market area. Generally, a collateral lien is placed on the collateral supporting the loan.

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

Off-balance sheet financial instruments:

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, unused portions of lines of credit and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded. Fees on commercial letters of credit and on unused available lines of credit are recorded as interest and fees on loans and are included in interest income when paid. The Company records an ACL for off-balance sheet financial instruments, if deemed necessary, separately as a liability. This ACL was $1.3 million and $0.9 million for the years ended December 31, 2025, and 2024 and was included in other liabilities on the consolidated balance sheets.

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

From time to time, the Company may modify certain loans to borrowers who are experiencing financial difficulty. Interest income on these loans is recognized when earned, using the interest method. The modification categories offered can generally fall within the following categories:

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

Allowance for credit losses:

The ACL represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the consolidated balance sheet date. The measurement of expected credit losses is applicable to loans receivable, held to maturity securities measured at amortized cost and available for sale securities that the Company either intends to sell, or it is more likely than not would be required to sell, before recovery of their amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the ACL for loans is considered a critical accounting estimate by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded ACL. The ACL related to loans receivable and held to maturity debt securities is reported separately as a contra-asset on the consolidated balance sheets. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the consolidated balance sheets in other liabilities while the provision for credit losses related to unfunded commitments is reported in other noninterest expense in the consolidated statements of income and comprehensive income.

ACL on Loans Receivable:

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

Also included in the ACL on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis described above. Qualitative factors that the Company considers include changes in lending policies and procedures, changes in management, changes in the quality of the loan review process, the existence of any concentrations of credit and other external factors. In addition to these factors, the Company also considers specialty lending and the unseasoned nature of the portfolio as qualitative factors in evaluating the equipment financing loan segment. Qualitative loss factors are applied to each portfolio segment with the amounts judgmentally determined by the relative risk to the adverse stress credit loss scenarios using regulatory stress testing scenarios.

Individually Evaluated Loans:

On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. The Company has determined that any loans currently on nonaccrual status or 90 or more days past due and still accruing are considered impaired and should be individually evaluated for losses. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will establish a reserve for the difference between the fair value of the collateral, less costs to sell and carrying costs at the reporting date and the amortized cost basis of the loan. If this amount is deemed uncollectible, the Company will charge-off that amount.

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

Under FASB ASC Topic 326, a PCD asset is defined as an individual financial asset that as of the date of acquisition has experienced a more than insignificant deterioration in credit quality since origination as determined during the acquisition process. Upon identification of these assets, the amortized cost basis will be adjusted at the time of acquisition to reflect any impairment amount. After acquisition, PCD loans will be either collectively evaluated for reserve requirements or individually evaluated if on nonaccrual status or are 90 or more days past due and still accruing. As of December 31, 2025, there were no acquired PCD loans included in the ACL.

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

ACL on Available for Sale Securities:

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating by a rating agency, and adverse conditions related to security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.

Accrued Interest Receivable:

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the consolidated balance sheets, totaled $14.7 million and $13.2 million at December 31, 2025, and 2024, respectively and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the consolidated balance sheets, and totaled $3.0 million and $2.4 million, respectively, at December 31, 2025, and 2024 and is excluded from the estimate of credit losses, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner.

Revenue from Contracts with Customers:

The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

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

Premises, equipment and lease commitments:

Land is stated at cost. Premises, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. The cost of routine maintenance and repairs is expensed as incurred. The cost of major replacements, renewals and betterments is capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in noninterest income. Depreciation and amortization are computed principally using the straight-line method based on the following estimated useful lives of the related assets, or in the case of leasehold improvements, over the shorter of the useful life or the lease term.

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

Goodwill and other intangible assets are tested for impairment annually at December 31st or when circumstances arise indicating impairment may have occurred. In assessing impairment, the Company has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company would not be required to perform a quantitative impairment test. At December 31, 2025, the Company completed a qualitative goodwill impairment test to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company is less than its carrying value, including goodwill, as described by the GAAP methodology. The Company determined a qualitative test would be performed based on the Company's market capitalization being below the Company's current book value. Additionally, the Company used an average control premium associated with acquisitions announced during the last three years and multiplied the average control premium by its market capitalization which allowed management to compare to the Company's current book value to determine if an adjustment to goodwill is warranted. Based on this analysis, management concluded it is more likely than not that the fair value of the Company, as of December 31, 2025, is higher than its carrying value, and, therefore, goodwill is not considered impaired and no further testing is required. The Company did not have any impairment of goodwill as of December 31, 2025, and 2024.

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

Equity securities without readily determinable fair values:

Equity securities without readily determinable fair values generally include equity interests in two FinTech companies and an equity interest in an insurance company. The Company evaluates equity securities without readily determinable fair values for impairment quarterly, or more frequently should events or circumstances indicate that their respective carrying values may not be recoverable.

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

Pension and post-retirement benefit plans:

The Company sponsors a Retirement Profit Sharing 401(k) Plan and maintains Supplemental Executive Retirement Plans (“SERPs”) and an employee pension plan, which is currently frozen. The Company also provides post-retirement benefit plans other than pensions, consisting principally of life insurance benefits, to eligible retirees. The liabilities and annual income or expense of the Company’s pension and other post-retirement benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return, based on the market-related value of assets. The fair values of plan assets are determined based on prevailing market prices or estimated fair value for investments with no available quoted prices.

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

The Company records all derivatives on the consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flows from these derivatives are classified in the Consolidated Statement of Cash Flows consistently with the classification of the cash flow of the hedged items. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Income taxes:

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2025.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various state jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2022.

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

	For the Years Ended December 31,
	2025		2024
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$59,187	$59,187	$8,498	$8,498
Average common shares outstanding	9,994,281	10,073,996	8,531,122	8,586,035
Earnings per share	$5.92	$5.88	$1.00	$0.99

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

Recent accounting standards:

Adoption of New Accounting Standard

Accounting Standards Update (“ASU”) 2024-01, “Compensation – Stock Compensation (Topic 718) – Scope Application of Profits Interest and Similar Awards” (ASU 2024-01) clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to the profits and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 was effective January 1, 2025, including interim periods, and did not have a significant impact on the consolidated financial statements.

ASU 2024-02 “Codification Improvements” (“ASU 2024-02”) amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 was effective January 1, 2025, and did not have a significant impact on the consolidated financial statements.

ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state and foreign taxes as well as taxes paid. It also requires greater detail in the rate reconciliation of items which exceed 5 percent of pretax income. ASU 2023-09 was effective on January 1, 2025, and the Company adopted the new disclosure requirements retrospectively. The adoption of ASU 2023-09 did not have a significant impact on the consolidated financial statements, but has resulted in additional disclosures within the notes to consolidated financial statements related to income taxes. Additional information is provided in Note 19 – “Income Taxes.”

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

ASU 2025-01 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”) clarifies the effective date of Accounting Standards Update 2024-03 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) to stipulate that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 will be effective for the Company beginning January 1, 2027, for the Company’s annual financial statements on Form 10-K and January 1, 2028, for the Company’s quarterly financial statements on Form 10-Q and is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2025-08 “Financial Instruments – Credit Losses (Topic 326): Purchased Loans” (“ASU 2025-08”) expands the use of the gross up-approach in ASC 326, Credit Losses, to “purchased seasoned loans,” which the guidance defines as loans, excluding purchased financial assets with credit deterioration, credit card receivables, debt securities, and trade receivables, that are (1) acquired in a business combination or (2) obtained through a transfer that is not a business combination or initially recognized through the consolidation of a variable interest entity, if certain seasoning criteria are met. This approach was previously only applied to purchased financial assets with credit deterioration. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Entities are required to apply the guidance prospectively. Early adoption is permitted. The Company is currently in the process of evaluating this guidance.

ASU 2025-09 “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (ASU 2025-09”) amends certain aspects of the hedge accounting guidance in ASC 815, Derivatives and Hedging, to better reflect an entity’s risk management activities in the financial statements. The amendments are effective for public business entities for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. ASU 2025-09 will be effective for the Company on January 1, 2027, and is not expected to have a significant impact on the Company’s consolidated financial statements.

2. Business Combinations:

Pursuant to the definitive Agreement and Plan of Merger dated as of September 27, 2023 between Peoples and FNCB, on July 1, 2024, FNCB merged with and into Peoples, with Peoples continuing as the surviving corporation, and immediately following the merger, FNCB Bank, a Pennsylvania-chartered bank (“FNCB Bank”), merged with and into the Bank, with the Bank as the surviving bank (collectively, the “merger”).

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

The acquisition of FNCB was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The excess consideration paid over the fair value of the net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition. The goodwill of $12.6 million created from the merger is not amortizable or deductible for tax purposes. The amount of goodwill represents the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. Future benefits consist largely of the synergies and economies of scale expected from combining the operations of FNCB and Peoples. Peoples has one reportable segment for GAAP; therefore, the goodwill was assigned to the whole operating company.

Costs related to the acquisition totaled $0.2 million, $16.2 million and $1.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. These amounts were expensed as incurred and are recorded as acquisition-related expenses in the consolidated statements of income and comprehensive income.

3. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at December 31, 2025, and December 31, 2024, are summarized below. There was no ACL recorded for available for sale or held to maturity debt securities at December 31, 2025, and 2024.

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$32,125	$	$1,127	$30,998
State and municipals:
Taxable	68,618	22	7,018	61,622
Tax-exempt	132,586	429	7,898	125,117
Residential mortgage-backed securities:
U.S. government agencies	42,801	145	247	42,699
U.S. government-sponsored enterprises	174,223	962	15,105	160,080
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,789		19	1,770
Private collateralized mortgage obligations	48,007	766	289	48,484
Asset backed securities	16,544	23	300	16,267
Corporate debt securities	24,287	829	322	24,794
Negotiable certificates of deposit	727	5		732
Total available for sale	$541,707	$3,181	$32,325	$512,563
Held to maturity:
Tax-exempt state and municipals	$10,812	$4	$620	$10,196
Residential mortgage-backed securities:
U.S. government agencies	12,291		1,977	10,314
U.S. government-sponsored enterprises	48,944		6,656	42,288
Total held to maturity	$72,047	$4	$9,253	$62,798

	December 31, 2024
		Gross		Gross
	Amortized	Unrealized		Unrealized	Fair
(Dollars in thousands)	Cost	Gains		Losses	Value
Available for sale:
U.S. Treasury securities	$176,302	$		$8,751	$167,551
State and municipals:
Taxable	79,341		39	10,481	68,899
Tax-exempt	76,390		7	10,280	66,117
Residential mortgage-backed securities:
U.S. government agencies	1,403		1	28	1,376
U.S. government-sponsored enterprises	145,831		92	19,547	126,376
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,927			71	1,856
Private collateralized mortgage obligations	38,366		358	152	38,572
Asset backed securities	23,586		66	400	23,252
Corporate debt securities	31,442		894	715	31,621
Negotiable certificates of deposit	700		9		709
Total available for sale	$575,288		$1,466	$50,425	$526,329
Held to maturity:
Tax-exempt state and municipals	$10,846	$		$1,103	$9,743
Residential mortgage-backed securities:
U.S. government agencies	13,847			2,643	11,204
U.S. government-sponsored enterprises	53,491			9,286	44,205
Total held to maturity	$78,184	$		$13,032	$65,152

On December 23, 2025, the Company completed a repositioning of a portion of its investment securities portfolio. The Company sold lower-yielding, available-for-sale U.S. treasury bonds with an amortized cost of $78.6 million, a weighted average yield of 1.18% and weighted average life of approximately 1.2 years. There were no other securities sold during the year ended December 31, 2025. Proceeds received on the securities sold as part of the repositioning totaled $76.4 million. There were no gross gains realized upon the sale. The Company realized gross losses on the sale of $2.2 million, which is included in noninterest income in the consolidated statements of income and comprehensive income for the year ended December 31, 2025. The investment securities purchased as part of the repositioning consisted of $38.2 million of U.S. agency mortgage-backed securities and $37.9 million of discounted tax-exempt municipal bonds. The investment securities purchased had a weighted average yield of approximately $4.67% and duration of 10.5 years as of the date of purchase.

During the year ended December 31, 2024, the Company sold a significant portion of the available-for-sale investments acquired as part of the merger with FNCB. Proceeds received from the sales were $241.3 million, with no gains or losses realized upon sale. During the year ended December 31, 2023, the Company sold investment securities with an aggregate amortized cost of $67.3 million with total proceeds received from the sales of $67.4 million. The Company realized gross gains and losses of $319 thousand and $238 thousand, respectively on the sales, which is included in noninterest income in the consolidated statements of income and comprehensive income for the year ended December 31, 2023.

The following table summarizes the maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available for sale at December 31, 2025. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Within one year	$19,327	$19,288
After one but within five years	61,699	59,180
After five but within ten years	66,838	60,978
After ten years	110,479	103,817
	258,343	243,263
Mortgage-backed and other amortizing securities	283,364	269,300
Total	$541,707	$512,563

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The maturity distribution of the amortized cost and fair value, of debt securities classified as held to maturity at December 31, 2025, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After one but within five years	$4,493	$4,121
After five but within ten years	6,319	6,075
	10,812	10,196
Mortgage-backed securities	61,235	52,602
Total	$72,047	$62,798

Securities with a carrying value of $381.8 million and $441.5 million at December 31, 2025, and 2024, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law; and pledged to the Discount Window at the Federal Reserve.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2025, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses at December 31, 2025, and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	December 31, 2025
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a loss		Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities available for sale
U.S. Treasury securities				8	$30,998	$1,127	8	$30,998	$1,127
State and municipals:
Taxable				64	59,002	7,018	64	59,002	7,018
Tax-exempt	37	$35,137	$519	87	63,245	7,379	124	98,382	7,898
Residential mortgage-backed securities:
U.S. government agencies	6	28,689	247				6	28,689	247
U.S. government-sponsored enterprises	3	8,989	60	34	71,288	15,045	37	80,277	15,105
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				1	1,770	19	1	1,770	19
Other	8	14,534	96	11	8,000	193	19	22,534	289
Asset-backed securities	3	4,884	12	2	1,888	288	5	6,772	300
Corporate debt securities	2	1,491	9	8	7,451	313	10	8,942	322
Total	59	$93,724	$943	215	$243,642	$31,382	274	$337,366	$32,325

Securities Held to Maturity
U.S. government-sponsored enterprises
Tax-exempt				11	$6,641	$620	11	$6,641	$620
Residential mortgage-backed securities:
U.S. government agencies				3	10,314	1,977	3	10,314	1,977
U.S. government-sponsored enterprises				8	42,288	6,656	8	42,288	6,656
Total				22	$59,243	$9,253	22	$59,243	$9,253

	December 31, 2024
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a loss		Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities available for sale
U.S. Treasury securities				38	$167,551	$8,751	38	$167,551	$8,751
State and municipals:
Taxable	2	$1,097	$6	64	55,712	10,475	66	56,809	10,481
Tax-exempt	6	1,874	41	91	62,329	10,239	97	64,203	10,280
Residential mortgage-backed securities:
U.S. government agencies	1	1,299	27	1	3	1	2	1,302	28
U.S. government-sponsored enterprises	29	40,886	622	31	68,732	18,925	60	109,618	19,547
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				1	1,856	71	1	1,856	71
Private collateralized mortgage obligations	15	12,854	152				15	12,854	152
Asset-backed securities	2	2,659	11	1	1,939	389	3	4,598	400
Corporate debt securities	5	6,083	316	6	3,601	399	11	9,684	715
Total	60	$66,752	$1,175	233	$361,723	$49,250	293	$428,475	$50,425

Securities held to maturity
U.S. Government-sponsored enterprises
Tax-exempt	4	$2,508	$66	12	$7,235	$1,037	16	$9,743	$1,103
Residential mortgage-backed securities:
U.S. government agencies				4	11,204	2,643	4	11,204	2,643
U.S. government-sponsored enterprises				8	44,205	9,286	8	44,205	9,286
Total	4	$2,508	$66	24	$62,644	$12,966	28	$65,152	$13,032

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

Based on management’s assessment of the factors identified above, it was determined the fair value of all the identified investments being less than the amortized costs was primarily caused by changes in market rates and not credit quality. All interest payments have been received as scheduled, substantially all debt securities are rated above investment grade and no material downgrades announced. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the unrealized loss to be credit related, thus no allowance for credit loss was recorded at December 31, 2025 or December 31, 2024.

There was no credit loss to investment securities recognized for the years ended December 31, 2025, 2024 and 2023.

Equity Securities

Equity securities totaled $2.6 million and $2.4 million at December 31, 2025, and 2024, respectively. Included in equity securities with readily determinable fair values at December 31, 2025, and 2024 were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within the Company’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income and comprehensive income.

The following is a summary of unrealized and realized gains (losses) recognized on equity investment securities during each of the years ended December 31, 2025, 2024 and 2023.

(Dollars in thousands)	2025	2024	2023
Net gains (losses) recognized during the period on equity securities	$168	$132	$(11)
Less: net gains recognized during the period on equity securities sold during the period		157
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$168	$(25)	$(11)

Equity Securities without Readily Determinable Fair Values

At December 31, 2025, and December 31, 2024, equity securities without readily determinable fair values consisted primarily of FHLB stock totaling $12.4 million and $10.2 million, respectively. Equity securities without readily determinable fair values also included two Fin Tech investments and an investment in an insurance company totaling $4.9 million at December 31, 2025, and $4.6 million at December 31, 2024. At December 31, 2024, equity securities without readily determinable fair values also included the non-cumulative, perpetual preferred stock of a privately held bank holding company of $0.5 million, which was redeemed by the issuer at par during the year ended December 31, 2025. Equity securities without readily determinable fair values are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable and are included in other assets in the consolidated balance sheets. There was no adjustments for impairment related to equity securities without readily determinable values recognized for the years ended December 31, 2025, 2024 and 2023.

4. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2025, and 2024 are summarized as follows. Net deferred loan fees of $1.9 million and $1.1 million are included in loan balances at December 31, 2025, and 2024, respectively. Unearned income was $1.5 million at December 31, 2025, and $1.3 million at December 31, 2024.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Commercial and industrial	$667,948	$648,102
Municipal	202,303	187,918
Real estate
Commercial	2,314,110	2,294,113
Residential	602,309	551,383
Total	2,916,419	2,845,496
Consumer
Indirect auto	93,742	117,914
Consumer other	17,496	14,955
Total	111,238	132,869
Equipment financing	168,988	179,120
Total	$4,066,896	$3,993,505

At December 31, 2025, the majority of the Company’s loans were at least partially secured by real estate in the markets we operate in. Therefore, a primary concentration of credit risk is directly related to the real estate market in these regions. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

Loans are pledged to the FHLB and the FRB as collateral for borrowing lines of credit as part of our contingent liquidity strategy. At December 31, 2025, $2.4 billion was pledged to the FHLB providing $1.7 billion in borrowing capacity and $482.8 million was pledged to the FRB’s Borrow-in-Custody program providing $339.4 million in borrowing capacity.

Past Due Loans

The major classification of loans by past due status at December 31, 2025, and 2024 are summarized as follows:

	December 31, 2025
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$1,090	$147	$1,827	$3,064	$664,884	$667,948	$
Municipal					202,303	202,303
Real estate:
Commercial	3,943	1,459	3,550	8,952	2,305,158	2,314,110
Residential	2,948	1,413	1,748	6,109	596,200	602,309	524
Consumer	2,527	500	776	3,803	107,435	111,238
Equipment financing	733	747	495	1,975	167,013	168,988
Total	$11,241	$4,266	$8,396	$23,903	$4,042,993	$4,066,896	$524

	December 31, 2024
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$2,740	$157	$838	$3,735	$644,367	$648,102	$
Municipal					187,918	187,918
Real estate:
Commercial	2,800	141	11,164	14,105	2,280,008	2,294,113
Residential	2,390	997	2,477	5,864	545,519	551,383	403
Consumer	2,393	539	492	3,424	129,445	132,869	55
Equipment financing	639	1,259	815	2,713	176,407	179,120
Total	$10,962	$3,093	$15,786	$29,841	$3,963,664	$3,993,505	$458

The amount of residential loans in the formal process of foreclosure totaled $0.6 million at December 31, 2025, and $0.2 million at December 31, 2024.

Nonaccrual Loans

The following tables present the Company’s nonaccrual loans at December 31, 2025, and December 31, 2024.

	December 31, 2025
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial and industrial	$1,955	$1,016	$939
Municipal
Real estate:
Commercial	4,152	1,178	2,974
Residential	2,511	67	2,444
Consumer	1,048		1,048
Equipment financing	1,130	828	302
Total	$10,796	$3,089	$7,707

	December 31, 2024
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial and industrial	$1,907	$343	$1,564
Municipal
Real estate:
Commercial	15,609	2,574	13,035
Residential	2,809		2,809
Consumer	744		744
Equipment financing	1,430	819	611
Total	$22,499	$3,736	$18,763

Interest income recorded on nonaccrual loans for the year ended December 31, 2025, was $0.7 million and $1.1 million for the year ended December 31, 2024.

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

The following tables present the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2025, and 2024:

	As of December 31, 2025
(Dollars in thousands)		2025	2024		2023	2022	2021	Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial and industrial
Pass		$81,246	$69,710		$57,789	$53,915	$38,907	$94,729		$251,834		$100	$648,230
Special mention		300	572			2,725	36	9		8,718			12,360
Substandard			111		400	579	664	30		5,574			7,358
Total commercial		81,546	70,393		58,189	57,219	39,607	94,768		266,126		100	667,948

Municipal
Pass		23,125	4,324		1,354	45,369	88,165	38,331		1,635			202,303
Special mention
Substandard
Total municipal		23,125	4,324		1,354	45,369	88,165	38,331		1,635			202,303

Commercial real estate
Pass		359,323	146,483		175,145	566,480	441,660	586,189				71	2,275,351
Special mention		573				1,508	2,174	9,149					13,404
Substandard		542	508		1,217	7,841	6,870	8,377					25,355
Total commercial real estate		360,438	146,991		176,362	575,829	450,704	603,715				71	2,314,110

Residential real estate
Pass		56,021	38,109		40,913	66,927	104,534	148,121		146,380			601,005
Special mention
Substandard							258	869		177			1,304
Total residential real estate		56,021	38,109		40,913	66,927	104,792	148,990		146,557			602,309

Consumer
Pass		25,443	19,746		24,017	21,716	9,574	3,153		6,493			110,142
Special mention
Substandard		158	161		137	338	177	113		12			1,096
Total consumer		25,601	19,907		24,154	22,054	9,751	3,266		6,505			111,238

Equipment financing
Pass		50,357	51,024		43,364	21,050	724						166,519
Special mention					129	12							141
Substandard		287	664		691	686							2,328
Total equipment financing		50,644	51,688		44,184	21,748	724						168,988

Total Loans		$597,375	$331,412		$345,156	$789,146	$693,743	$889,070		$420,823		$171	$4,066,896

Gross charge-offs
Commercial and industrial	$		$300	$		$24	$57	$493	$		$		$874
Municipal
Commercial real estate						853		95					948
Residential real estate						92							92
Consumer			195		361	342	116	55					1,069
Equipment financing		210	201		778	661							1,850
Total Gross charge-offs		$210	$696		$1,139	$1,972	$173	$643	$		$		$4,833

	As of December 31, 2024
(Dollars in thousands)		2024	2023		2022	2021		2020	Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial and industrial
Pass		$61,657	$69,329		$83,123	$64,488		$29,950	$91,906		$199,737		$68	$600,258
Special mention		1,273	1,131		686	13,475		2,043	1,261		16,840			36,709
Substandard			300		854	904		85	597		8,395			11,135
Total commercial		62,930	70,760		84,663	78,867		32,078	93,764		224,972		68	648,102

Municipal
Pass		5,072	6,254		50,886	99,064		9,932	13,816		2,894			187,918
Special mention
Substandard
Total municipal		5,072	6,254		50,886	99,064		9,932	13,816		2,894			187,918

Commercial real estate
Pass		161,186	196,779		651,254	525,233		156,970	538,905					2,230,327
Special mention		1,231	46		2,724	4,361		1,635	24,951					34,948
Substandard			3,276		8,883	1,106		1,704	13,869					28,838
Total commercial real estate		162,417	200,101		662,861	530,700		160,309	577,725					2,294,113

Residential real estate
Pass		39,488	45,172		77,862	123,154		50,831	106,877		105,867		67	549,318
Special mention
Substandard						126		296	1,565		78			2,065
Total residential real estate		39,488	45,172		77,862	123,280		51,127	108,442		105,945		67	551,383

Consumer
Pass		28,872	38,223		38,668	18,963		4,132	2,495		853			132,206
Special mention
Substandard		65	156		209	124		43	64		2			663
Total consumer		28,937	38,379		38,877	19,087		4,175	2,559		855			132,869

Equipment financing
Pass		67,100	66,341		39,323	4,259								177,023
Special mention			261		125									386
Substandard			697		1,014									1,711
Total equipment financing		67,100	67,299		40,462	4,259								179,120

Total Loans		$365,944	$427,965		$955,611	$855,257		$257,621	$796,306		$334,666		$135	$3,993,505

Gross charge-offs
Commercial and industrial	$		$41	$		$2	$		$8	$		$		$51
Municipal
Commercial real estate									282					282
Residential real estate
Consumer		90	245		255	183		32	87					892
Equipment Financing			551		109									660
Total gross charge-offs		$90	$837		$364	$185		$32	$377	$		$		$1,885

Modifications to Borrowers Experiencing Financial Difficulty

The following presents, by class of loans, information regarding modified loans to borrowers experiencing financial difficulty during the years ended December 31, 2025, and 2024.

	Other-Than-Insignificant Payment Delay
	For the Years Ended December 31,
	2025				2024

	Number of	Amortized Cost	% of Total Class of Financing	Related	Number of	Amortized Cost	% of Total Class of Financing		Related
(Dollars in thousands)	Loans	Basis	Receivable	Reserve	Loans	Basis	Receivable		Reserve
Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and industrial	3	$407	0.06%	$0	1	$408	0.06%	$
Total	3	$407		$0	1	$408		$

The following presents, by class of loans, information regarding the financial effect on modified loans to borrowers experiencing financial difficulty during the year ended December 31, 2025.

	Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Balance	Financial Effect
For the Year Ended December 31, 2025
Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and industrial	1	$46	Extended term to reduce payment
Commercial and industrial	2	361	Converted to interest only for a fixed time period
Total	3	$407

The following presents, by class of loans, the amortized cost and performance status of nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of December 31, 2025.

	As of December 31, 2025
(Dollars in thousands)	Current		30-89 Days Past Due	90 Days or More Past Due	Total
Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and industrial	$$165	$		$242	$407
Total	$165	$		$242	$407

One loan, in the amount of $242 thousand, is currently in default.

Allowance for Credit Losses

ACL on loans receivable

The following tables present the balance of the ACL at December 31, 2025, 2024 and 2023. The tables identify the valuation allowances attributable to specifically identified impairments on individually evaluated loans, including those acquired with deteriorated credit quality, as well as valuation allowances for impairments on loans evaluated collectively. The tables include the underlying balance of loans receivable applicable to each category as of those dates. The following tables represent the ACL by major classification of loan and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at December 31, 2025, 2024 and 2023.

	December 31, 2025
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning balance	$6,004	$1,072	$21,804	$4,924	$2,540	$5,432	$41,776
Charge-offs	(874)		(948)	(92)	(1,069)	(1,850)	(4,833)
Recoveries	333		682	86	475	390	1,966
Provisions (Credits)	573	341	(1,540)	45	(187)	866	98
Ending balance	$6,036	$1,413	$19,998	$4,963	$1,759	$4,838	$39,007
Ending balance: individually evaluated for impairment	404		451	78		399	1,332
Ending balance: collectively evaluated for impairment	$5,632	$1,413	$19,547	$4,885	$1,759	$4,439	$37,675
Loans receivable:
Ending balance	$667,948	$202,303	$2,314,110	$602,309	$111,238	$168,988	$4,066,896
Individually evaluated - collateral dependent - real estate	1,470		4,056	3,039			8,565
Individually evaluated - collateral dependent - non-real estate	485					1,153	1,638
Collectively evaluated for impairment	$665,993	$202,303	$2,310,054	$599,270	$111,238	$167,835	$4,056,693

	December 31, 2024
			Real estate				Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing		Total
Allowance for credit losses:
Beginning balance	$2,272	$788	$14,153	$3,782	$900	$		$21,895
Non PCD allowance for credit losses at acquisition	2,259	502	4,149	1,785	1,470		4,163	14,328
PCD allowance for credit losses at acquisition	337	71	371	468	320		274	1,841
Charge-offs	(51)		(282)		(892)		(660)	(1,885)
Recoveries	90		69	16	478		141	794
Provisions (Credits)	1,097	(289)	3,344	(1,127)	264		1,514	4,803
Ending balance	$6,004	$1,072	$21,804	$4,924	$2,540		$5,432	$41,776
Ending balance: individually evaluated for impairment	325		190				434	949
Ending balance: collectively evaluated for impairment	$5,679	$1,072	$21,614	$4,924	$2,540		$4,998	$40,827
Loans receivable:
Ending balance	$648,102	$187,918	$2,294,113	$551,383	$132,869		$179,120	$3,993,505
Individually evaluated - collateral dependent - real estate	906		15,326	3,212				19,444
Individually evaluated - collateral dependent - non-real estate	1,007		284				1,429	2,720
Collectively evaluated for impairment	$646,189	$187,918	$2,278,503	$548,171	$132,869		$177,691	$3,971,341

*See Note 2 - Business Combination and the initial provision for non-PCD loans.

	December 31, 2023
				Real estate
(Dollars in thousands)	Commercial	Municipal		Commercial		Residential		Consumer		Total
Allowance for loan losses:
Beginning balance	$4,365		$1,247		$17,915		$3,072		$873	$27,472
Impact of adopting ASC 326	(1,683)		747		(3,344)		967		30	(3,283)
Beginning balance	2,682		1,994		14,571		4,039		903	24,189
Charge-offs	(58)				(2,598)				(369)	(3,025)
Recoveries	11				1		24		129	165
(Credits) provisions	(363)		(1,206)		2,179		(281)		237	566
Ending balance	$2,272		$788		$14,153		$3,782		$900	$21,895
Ending balance: individually evaluated for impairment	10						21			31
Ending balance: collectively evaluated for impairment	$2,262		$788		$14,153		$3,761		$900	$21,864
Loans receivable:
Ending balance	$368,411		$175,304		$1,863,118		$360,803		$82,261	$2,849,897
Individually evaluated - collateral dependent - real estate	7				2,974		1,749			4,730
Individually evaluated - collateral dependent - non-real estate	$10	$		$		$		$		$10
Collectively evaluated for impairment	$368,394		$175,304		$1,860,144		$359,054		$82,261	$2,845,157

ACL on off balance sheet commitments

The following table presents the activity in the ACL on off balance sheet commitments, which include commitments to extend credit, unused portions of lines of credit and standby letters of credit, for the years ended December 31, 2025, 2024 and 2023. The ACL on off balance sheet commitments is included in other liabilities on the consolidated balance sheets and the related credit expense is recorded in other noninterest expense in the consolidated statements of income and comprehensive income.

(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$880	$43	$179
Impact of adopting Topic 326			270
Merger related adjustments		880
Charge-off	(1)
Provision for (credit to) credit losses recorded in noninterest expense	426	(43)	(406)
Total allowance for credit losses on off balance sheet commitments	$1,305	$880	$43

5. Related party transactions

In conducting its business, Peoples has engaged in and intends to continue to engage in banking and financial transactions with directors, executive officers and their related parties. Additions, new loans and advances during the year ended December 31, 2024 include those acquired as part of the FNCB merger.

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

The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments during the year ended December 31, 2025, and 2024.

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Balance, beginning of period	$130,563	$3,105
Additions, new loans and advances	30,989	128,916
Repayments and other reductions	(22,178)	(1,458)
Balance, end of period	$139,374	130,563

At December 31, 2025, and December 31, 2024, there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at December 31, 2025, and December 31, 2024, were $161.5 million and $132.0 million, respectively.

The aggregate principal amount of the Company’s Subordinated Notes due 2030 held by directors, executive officers and their related parties was $3.0 million at December 31, 2024, which were redeemed in full by the Company on June 30, 2025. There were no Subordinated Notes issued by the Company that were held by directors, executive officers or their related parties at December 31, 2025.

In the course of its operations, the Bank acquires goods and services from, and transacts business with, various companies of related parties, which include, but are not limited to legal services, rent, billboard advertising, vehicle repair services and dealer reserve payments. The Bank recorded payments to related parties for goods and services of $177 thousand, $117 thousand and $8 thousand for the years ending December 31, 2025, 2024 and 2023, respectively.

On December 4, 2025, the Company sold two buildings, five parking lots and a piece of vacant land that were part of FNCB’s former corporate campus located in Dunmore, Pennsylvania to a related party for $3.7 million. The properties had an aggregate net book value of $4.3 million, and the Company recognized a loss of $0.6 million on the sale, which is included in net losses on the sale of fixed assets in the consolidated statements of income and comprehensive income.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of lines of credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. In order to provide for credit losses inherent in these instruments, the Company recorded reserves for unfunded commitments of $1.3 million at December 31, 2025, and $0.9 million at December 31, 2024, which were included in other liabilities in the consolidated balance sheets.

The contractual amounts of off-balance sheet commitments at December 31, 2025, and 2024 are summarized as follows:

(Dollars in thousands)	2025	2024
Commitments to extend credit	$660,353	$589,725
Unused portions of lines of credit	178,689	150,840
Standby letters of credit	54,970	60,353
	$894,012	$800,918

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. The amount of letters of credit secured with collateral is $47.2 million at December 31, 2025, and $57.2 million at December 31, 2024.

7. Premises and equipment, net:

Premises and equipment at December 31, 2025, and 2024 are summarized as follows:

(Dollars in thousands)	2025	2024
Land	$6,976	$8,850
Premises and leasehold improvements	68,692	74,938
Right-of-use assets	17,797	12,302
Furniture, fixtures and equipment	32,894	30,237
Gross premises and equipment	126,359	126,327
Less: accumulated depreciation	47,863	53,044
Net premises and equipment	$78,496	$73,283

Depreciation and amortization expense of premises and equipment amounted to $3.3 million in 2025, $3.3 million in 2024 and $2.8 million in 2023.

On January 17, 2025, the Company executed a sale/leaseback of its former corporate headquarters in Scranton, Pennsylvania. The new lease has been classified as an operating lease. The net proceeds from the sale were $3.6 million and resulted in a pre-tax gain of $0.6 million that is included in net losses on the sale of fixed assets in the consolidated statements of income and comprehensive income.

On February 28, 2025, the Company executed a lease for a new corporate headquarters located at 30 E D Preate Drive, Moosic, Pennsylvania. The lease has a fifteen-year term expiring March 31, 2040, with two five-year renewal options. Subsequently, on June 23, 2025, the Bank entered into a Purchase and Sale Agreement (the “Agreement”) to purchase this property. The purchase price for the property is $19.5 million, subject to customary adjustments, prorations and credits as outlined in the Agreement. In addition to the purchase price, the Bank has paid the seller $3.0 million for certain repairs and improvements to the property and $500 thousand for certain office fit out costs. The closing on the property is anticipated for the second quarter of 2026 and no later than June 30, 2026. As a result of the purchase and sale agreement, the lease was modified and the remaining lease term was reduced to 12 months, which meets the definition of a short-term lease under ASC 842. Future lease payments will be recognized as lease expenses on a straight-line basis over the remaining term. The Bank has relocated its corporate headquarters and executive offices, as well as a majority of its administrative and operational units to the new facility and is currently leasing a portion of the property until the purchase closes. At closing, any and all leases for the property will be assigned to and assumed by the Bank.

On December 4, 2025, the Company sold two buildings, five parking lots and a piece of vacant land that were part of FNCB’s former corporate campus located in Dunmore, Pennsylvania for $3.7 million. The properties had an aggregate net book value of $4.3 million, and the Company recognized a loss of $0.6 million on the sale, which is included in net losses on the sale of fixed assets in the consolidated statements of income and comprehensive income.

8. Operating lease commitments and contingencies:

The Company is obligated under non-cancellable operating leases for certain branch locations. At lease inception, the Company determines whether a contract contains a lease by assessing whether the arrangement conveys the right to control the use of an identified asset in exchange for consideration. For leases with original terms greater than 12 months, the Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability at the lease commencement date.

ROU assets for operating leases are included in premises and equipment, and lease liabilities are included in other liabilities in the consolidated balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases contain renewal options, generally in five-year increments. Renewal periods that are reasonably certain of being exercised are included in the lease term. On December 31, 2025, the Company’s leases had a weighted‑average remaining lease term of 21.3 years and 15.8 years at December 31, 2024. The discount rate used to measure lease liabilities is the Company’s incremental borrowing rate, determined by using the Federal Home Loan Bank fixed‑advance rate for terms corresponding to the term of each lease on its commencement date. At December 31, 2025, and December 31, 2024, discount rates ranged from 1.60 percent to 5.86 percent and from 1.60 percent to 5.25 percent with an average discount rate of 4.50 percent and 3.57 percent respectively.

At December 31, 2025, the Company’s operating lease ROU assets were $17.8 million and operating lease liabilities were $18.4 million. On December 31, 2024, operating lease ROU assets totaled $12.3 million and corresponding lease liabilities totaled $12.7 million. Rent expense for the years ended December 31, 2025, 2024, and 2023 was $2.2 million, $1.2 million, and $1.0 million, respectively, and is included in occupancy expenses. The Company entered into lease agreements for four branches and recorded aggregate right of use assets and corresponding lease liabilities of $7.1 million during the year ended December 31, 2025.

Future minimum lease payments under operating leases are summarized as follows:

(Dollars in thousands)
2026	$1,515
2027	1,448
2028	1,458
2029	1,416
2030	1,331
Thereafter	23,076
Total future minimum lease payments	30,244
Less amount representing interest	(11,805)
Present value of future minimum lease payments	$18,439

9. Goodwill and other intangibles:

The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31, 2025, and December 31, 2024

	December 31, 2025
						Accumulated
		Beginning				Impairment		Accumulated	Ending
(Dollars in thousands)		Balance		Additions		Charges		Amortization(1)	Balance
Goodwill		$75,986	$		$		$		$75,986
Total goodwill		$75,986	$		$		$		$75,986

Core deposit intangible		$33,299	$		$			$6,327	$26,972
Wealth management customer list intangible		898						170	728
Total intangible assets, net		$34,197	$		$			$6,497	$27,700

	December 31, 2024
						Accumulated
		Beginning				Impairment		Year-to-Date	Ending
(Dollars in thousands)		Balance		Additions		Charges		Amortization(1)	Balance
Goodwill		$63,370		$12,616	$		$		$75,986
Total goodwill		$63,370		$12,616	$		$		$75,986

Core deposit intangible	$			$36,629	$			$3,330	$33,299
Wealth management customer list intangible				988				90	898
Total intangible assets, net	$			$37,617	$			$3,420	$34,197
(1)	Core deposit intangible amortization is included in amortization of intangible assets in the consolidated statements of income and comprehensive income. Wealth management customer list intangible amortization is included in wealth management income on the consolidated statements of income and comprehensive income.

The aggregate amortization expense was $6.5 million, $3.4 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

At December 31, 2025, estimated future remaining amortization of the core deposit intangible and wealth management customer list intangible within the years ending December 31, are as follows:

(Dollars in thousands)	Core Deposit Intangible	Wealth Management Customer List Intangible	Total
2026	$5,661	$153	$5,814
2027	4,995	135	5,130
2028	4,329	117	4,446
2029	3,663	99	3,762
2030	2,997	81	3,078
Thereafter	5,327	143	5,470
Total amortizing intangible	$26,972	$728	$27,700

10. Other assets:

The major components of other assets at December 31, 2025, and 2024 are summarized as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Other real estate owned	$1,682	$738
Mortgage servicing rights (1)	1,211	1,304
Prepaid shares tax	253	1,304
Equity investments without readily determinable fair value	4,908	5,080
Prepaid pension	7,096	5,788
Prepaid expenses	7,813	7,031
Restricted equity securities (FHLB and ACBB)	12,457	10,220
Investment in low income housing partnerships	15,454	17,886
Interest rate swaps(2)	15,583	20,537
Other assets	4,220	5,031
Total	$70,677	$74,919
(1)	The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $174.3 million at December 31, 2025, and $185.2 million at December 31, 2024.
(2)	The balance of interest rate swaps represents the fair value of our commercial loan back-to-back swaps.

11. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2025, and 2024 are summarized as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Interest-bearing deposits:
Money market accounts	$989,230	$936,239
Interest-bearing demand and NOW accounts	1,285,767	1,238,853
Savings accounts	497,523	492,180
Time deposits less than $250	477,115	620,725
Time deposits $250 or more	229,949	184,039
Total interest-bearing deposits	3,479,584	3,472,036
Noninterest-bearing deposits	954,485	935,516
Total deposits	$4,434,069	$4,407,552

The aggregate amounts of maturities for all time deposits at December 31, 2025, are summarized as follows:

(Dollars in thousands)
2026	$628,519
2027	47,131
2028	16,951
2029	6,603
2030	6,893
Thereafter	967
$707,064

Time deposits less than $250 thousand included brokered deposits of $152.3 million at December 31, 2025, and $256.6 million at December 31, 2024.

The aggregate amount of deposits reclassified as loans was $0.9 million at December 31, 2025, and $0.7 million at December 31, 2024. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses.

12. Short-term borrowings:

Short-term borrowings consisted of FHLB overnight advances or advances with stated original terms of less than twelve months, and other borrowings related to collateral held from derivative counterparties:

	At and for the year ended December 31, 2025
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances - Overnight	$23,761	$16,452	$65,350	4.44%	3.76%
Other borrowings	8,960	12,789	18,160	4.35	3.67
Total short-term borrowings	$32,721	$29,241	$83,510	4.40%	3.74%

	At and for the year ended December 31, 2024
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances - Overnight	$	$6,733	$83,900	5.53%		%
Federal Reserve Bank - BTFP		12,352	24,968	5.73
Other borrowings	15,900	18,035	25,050	5.27	4.34
Total short-term borrowings	$15,900	$37,120	$133,918	5.48%	4.34%

	At and for the year ended December 31, 2023
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances - Overnight	$	$19,171	$158,000	4.48%		%
Other borrowings	17,590	19,160	28,470	5.54	5.35
Total short-term borrowings	$17,590	$38,331	$186,470	5.01%	5.35%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2025, the maximum borrowing capacity was $1.7 billion, of which $134.5 million was outstanding in long-term debt, $23.8 million in short-term debt and $498.8 million was used to issue standby letters of credit to collateralize public fund deposits. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day.

The Company also has unsecured line of credit agreements with two correspondent banks, where the total line amount was $27.0 million at December 31, 2025, and $18.0 million at December 31, 2024. There were no amounts outstanding on either line of credit at December 31, 2025, or 2024. Interest on these borrowings accrues daily based on the daily federal funds rate.

In addition to borrowings from FHLB and correspondent bank lines of credit, the Company has availability through the Federal Reserve Bank’s Discount Window of $349.0 million at December 31, 2025. The FRB’s Borrower-in-custody (“BIC”) program allows depository institutions to pledge loans as collateral for Discount Window advances while retaining possession of the loan documentation. At December 31, 2025, $9.6 million in securities were pledged to the Discount Window. At December 31, 2025, $482.8 million in loans were pledged as collateral for the BIC program and provided $339.4 million in borrowing capacity.

13. Long-term debt:

Long-term debt, which consisted of nonconvertible, fixed-rate advances from the FHLB, at December 31, 2025, and 2024 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed		December 31, 2025	December 31, 2024
March 2025	4.37%	$		$10,000
December 2025	4.40			9,567
December 2025	4.36			20,000
March 2026	4.78		4,292	4,292
March 2026	4.20		15,000	15,000
May 2026	4.08		5,000	5,000
August 2026	3.98		12,047
October 2026	3.95		15,284
March 2027	3.51		12,198
June 2027	4.16		5,224	5,224
July 2027	4.01		21,773
August 2027	4.40		6,461	6,461
October 2027	5.29		2,617	3,941
October 2027	5.18		5,475	5,475
November 2027	3.61		14,937
March 2028	4.45		14,188	14,188
Total FHLB long-term debt			134,496	99,148
Less net fair value discount			(144)	(511)
Total long-term debt			$134,352	$98,637

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2025, are as follows:

(Dollars in thousands)
2026	$51,623
2027	68,685
2028	14,188
Total FHLB long-term debt	134,496
Less net fair value discount	(144)
Total long-term debt	$134,352

14. Subordinated debt:

On June 30, 2025, the Company redeemed $33.0 million aggregate principal amount of its 5.375% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2020 Notes”) which were sold to accredited investors on June 1, 2020. The 2020 Notes qualified as Tier 2 capital for regulatory capital purposes. The 2020 Notes bore interest at a rate of 5.375% per year for the first five years and then floated based on a benchmark rate. The interest rate on the 2020 Notes adjusted to 9.08% on June 1, 2025.

On June 6, 2025, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Subordinated Note Purchase Agreements”) with certain qualified institutional buyers and institutional accredited investors (collectively, the “Subordinated Note Purchasers”) pursuant to which the Company issued and sold $85.0 million in aggregate principal amount of its 7.75% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”) at a price equal to 100 percent of the principal amount. The Subordinated Note Purchase Agreements include customary representations, warranties, and covenants. The Subordinated Notes mature on June 15, 2035, and bear interest at an initial fixed annual rate of 7.75%, payable semi-annually in arrears, to but excluding June 15, 2030. From and including June 15, 2030, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three month SOFR plus 411 basis points, payable quarterly in arrears. The Company is entitled to redeem the Subordinated Notes, in whole or in part, any time on or after June 15, 2030, on any interest payment date, and to redeem the Subordinated Notes at any time in whole upon certain other events. Any redemption of the Subordinated Notes will be subject to prior regulatory approval to the extent required. The Subordinated Notes were issued under an Indenture, dated June 6, 2025 (the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The Subordinated Notes are not subject to any sinking fund and are not convertible into or, other than with respect to the Exchange Notes, exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Subordinated Notes are not subject to redemption at the option of the holders. The Subordinated Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Subordinated Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Subordinated Notes are intended to qualify as Tier 2 capital for regulatory capital purposes. In connection with the issuance and sales of the Subordinated Notes, the Company entered into registration rights agreements with the Subordinated Notes Purchasers, pursuant to which the Company exchanged most of the Subordinated Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Subordinated Notes.

The Subordinated Notes are presented net of unamortized debt issuance costs and included in borrowed funds in the consolidated balance sheets under the caption “Subordinated Debentures.” Subordinated debentures were $83.2 million, net of unamortized debt issuance costs of $1.8 million, at December 31, 2025, and $33.0 million, net of no debt issuance costs, at December 31, 2024. Interest expense on subordinated debentures was $5.0 million in 2025, $1.8 million in 2024 and $1.8 million in 2023.

On July 1, 2024, the Company assumed $10.3 million of floating rate junior subordinated deferrable interest debentures due December 15, 2036 (“Debentures”) as a result of the FNCB merger at a fair market value of $8.0 million. The Debentures are held by First National Community Statutory Trust I, a Delaware statutory trust (the “Trust”). The Debentures and corresponding trust preferred securities (the “Trust Securities”) have a variable interest rate which resets quarterly to 3-month CME Term SOFR plus a spread adjustment of 0.26161% and a margin of 1.67%. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. The Trust Securities may be prepaid at the election of the Company. The Company’s investment in the Trust is reflected on a deconsolidated basis. At December 31, 2025, and 2024, the Debentures were $8.1 million and $8.0 million, respectively, and are included in borrowed funds in the consolidated balance sheets under the caption “Junior Subordinated Debentures.” Interest expense on the Debentures was $745 thousand in 2025 and $415 thousand in 2024.

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

At December 31, 2025, the Company owned 27 corporate debt securities with an aggregate amortized cost and fair value of $24.3 million and $24.8 million, respectively. At December 31, 2025, the market for one corporate debt security was not active based on transaction criteria for similar instruments. The aggregate amortized cost and fair value for this security was $0.9 million and $1.0 million, respectively, at December 31, 2025. The Company obtained a valuation for this security from a third-party service provider that prepared the valuation using a market approach that involves identifying a population of transactions for similar instruments and incorporating an evaluation to capture credit risk associated with the bond. Management takes measures to validate the service providers’ analysis and is actively involved in the valuation process, including reviewing the population and evaluation of credit risk. Management believes this approach to be a conservative approach as it takes into consideration securities that have longer maturities or longer call dates, issuers with smaller asset sizes, and securities with smaller issue amounts. These factors are typically considered to be factors that would add credit spread to a bond, thus resulting in a higher required yield. Management believes the valuation results from this market approach to be consistent with pricing and data for similar deals at December 31, 2025. The Company considers the inputs used in the market approach to be unobservable Level 3 inputs because, while inputs are based on actual transactions, the relative number of transactions in the population is small and subjective assumptions are used in considering factors considered to incorporate credit spreads into the price determination. Management will continue to monitor the market for this security to assess the market activity and the availability of observable inputs and will continue to apply these controls and procedures to the valuations received from People's third-party service provider. During the year ended December 31, 2025, there were no transfers into Level 3.

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

Other real estate owned:  Other real estate owned ("OREO") represents properties that the Company has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan, and former bank premises that are no longer used for operations or for future expansion. The Company reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the consolidated balance sheet. At December 31, 2025, OREO had a carrying amount of $1.7 million and $0.7 million December 31, 2024. During the year ended December 31, 2024, one former community banking office with a carrying value of $711 thousand was transferred to OREO. In 2025, an additional former banking office with a carrying value of $221 thousand was transferred to OREO, and the Company acquired one commercial property through foreclosure. The commercial property had a recorded investment of $750 thousand that was included in OREO at December 31, 2025. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreement of sale received from third parties.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2025, and 2024 are summarized as follows:

	At December 31, 2025
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$30,998	$30,998	$	$
U.S. government-sponsored enterprises
State and municipals:
Taxable	61,622		61,622
Tax-exempt	125,117		125,117
Residential mortgage-backed securities:
U.S. government agencies	42,699		42,699
U.S. government-sponsored enterprises	160,080		160,080
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,770		1,770
Private collateralized mortgage obligations	48,484		48,484
Asset backed securities	16,267		16,267
Corporate debt securities	24,794		23,806	988
Negotiable certificates of deposit	732		732
Common equity securities	2,598	2,598
Total investment securities	$515,161	$33,596	$480,577	$988
Interest rate swap-other assets	$15,583		$15,583
Interest rate swap-other liabilities	$(15,345)		$(15,345)

	At December 31, 2024
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$167,551	$167,551	$	$
U.S. government-sponsored enterprises
State and municipals:
Taxable	68,899		68,899
Tax-exempt	66,117		66,117
Residential mortgage-backed securities:
U.S. government agencies	1,376		1,376
U.S. government-sponsored enterprises	126,376		126,376
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,856		1,856
Private collateralized mortgage obligations	38,572		38,572
Asset backed securities	23,252		23,252
Corporate debt securities	31,621		26,999	4,622
Negotiable certificates of deposit	709		709
Common equity securities	2,430	2,430
Total investment securities	$528,759	$169,981	$354,156	$4,622
Interest rate swap-other assets	$20,537		$20,537
Interest rate swap-other liabilities	$(20,151)		$(20,151)

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2025, and 2024 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2025	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$10,203	$	$	$10,203
Other real estate owned	$1,682	$	$	$1,682

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
December 31, 2024	Amount	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit loss	$22,164	$	$	$22,164
Other real estate owned	$738	$	$	$738

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2025	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$10,203	Appraisal of collateral	Appraisal adjustments	0.0% to 100.0% (52.4)%
			Liquidation expenses	0.0% to 12.2% (0.26)%
Other real estate owned	$1,682	Appraisal of collateral	Appraisal adjustments	10.0% to 25.0% (16.9)%
			Liquidation expenses	0.0% to 0.0% (0.0)%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2024	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$22,164	Appraisal of collateral	Appraisal adjustments	3.0% to 111.9% (59.6)%
			Liquidation expenses	0.0% to 6.0% (5.6)%
Other real estate owned	$738	Appraisal of collateral	Appraisal adjustments	0.0% to 10.0% (9.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The carrying and fair values of the Company’s financial instruments at December 31, 2025, and 2024 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2025	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$268,984	$268,984	$268,984	$	$
Investment securities:
Available for sale	512,563	512,563	30,998	480,577	988
Held to maturity	72,047	62,798		62,798
Equity securities	2,598	2,598	2,598
Loans held for sale	805	805		805
Net loans	4,027,889	3,953,431			3,953,431
Accrued interest receivable	17,633	17,633		17,633
Mortgage servicing rights	1,211	2,099		2,099
Restricted equity securities (FHLB and other)	12,457	12,457		12,457
Other assets - interest rate swaps	15,583	15,583		15,583
Total	$4,931,770	$4,848,951
Financial liabilities:
Deposits	$4,434,069	$4,431,901	$	$4,431,901	$
Short-term borrowings	32,721	32,904		32,904
Long-term debt	134,352	134,982		134,982
Subordinated debt	83,187	86,456		86,456
Junior subordinated debt	8,140	7,293		7,293
Accrued interest payable	6,792	6,792		6,792
Other liabilities - interest rate swaps	15,345	15,345		15,345
Total	$4,714,606	$4,715,673

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2024	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$135,851	$135,851	$135,851	$	$
Investment securities:
Available for sale	526,329	526,329	167,551	354,156	4,622
Held to maturity	78,184	65,152		65,152
Equity securities	2,430	2,430	2,430
Loans held for sale
Net loans	3,951,729	3,830,062			3,830,062
Accrued interest receivable	15,632	15,632		15,632
Mortgage servicing rights	1,304	2,314		2,314
Restricted equity securities (FHLB and other)	10,220	10,220		10,220
Other assets - interest rate swaps	20,537	20,537		20,537
Total	$4,742,216	$4,608,527
Financial liabilities:
Deposits	$4,407,552	$4,404,117	$	$4,404,117	$
Short-term borrowings	15,900	15,900		15,900
Long-term debt	98,637	98,875		98,875
Subordinated debt	33,000	32,506		32,506
Junior subordinated debt	8,039	8,167		8,167
Accrued interest payable	5,503	5,503		5,503
Other liabilities - interest rate swaps	20,151	20,151		20,151
Total	$4,588,782	$4,585,219

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

As of December 31, 2025, and 2024, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
AFS Securities (1)	$139,219	$155,731	$303	$239
Fixed Rate Loans (2)		50,195		195
Total	$139,219	$205,926	$303	$434
(1)	Fixed Rate AFS Securities. These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $139.2 million. The amounts of the designated hedged items were $75.0 million. At December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $155.7 million. The amounts of the designated hedged items were $100.0 million.

(2)	Fixed Rate Loan Assets. These amounts include the carrying value of fixed rate loan assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2025, and 2024, the principal value of the hedged item was $0 and $50.0 million, respectively.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of December 31, 2025, the Company had 164 interest rate swaps with an asset notional of $402.5 million and a liability notional of $374.3 million, related to this program. As of December 31, 2024, the Company had 147 interest rate swaps with an asset notional of $322.7 million and a liability notional of $305.1 million, related to this program.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2025, and December 31, 2024.

Fair Values of Derivative Instruments
		Derivative Assets							Derivative Liabilities

		As of December 31, 2025 (1)				As of December 31, 2024 (1)			As of December 31, 2025 (1)			As of December 31, 2024 (1)
(Dollars in thousands)		Notional Amount	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$		Other assets	$		Other assets	$		$75,000	Other liabilities	$329	Other liabilities	$447
Total derivatives designated as hedging instruments				$			$				$329		$447

Derivatives not designated as hedging instruments
Interest rate products		$368,468	Other assets		$15,896	Other assets		$21,005	$368,468	Other liabilities	$15,659	Other liabilities	$20,619
Other contracts		34,021	Other assets		2	Other assets		1	5,826	Other liabilities		Other liabilities
Total derivatives not designated as hedging instruments					$15,898			$21,006			$15,659		$20,619

(1) The notional asset amount of interest rate swaps at December 31, 2025, was $368.5 million and $34.0 million for risk participation agreements. The notional asset amount of interest rate swaps at December 31, 2024, was $297.9 million and $24.7 million for risk participation agreements.

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2025, 2024 and 2023.

		Location and Amount of Gain or (Loss)
		Recognized in Income on Fair Value and
		Cash Flow Hedging Relationships
		For the Year Ended December 31,
		2025		2024	2023
(Dollars in thousands)		Interest Income		Interest Income	Interest Income
Total amounts of income and expense line items presented in the statements of income and
comprehensive income in which the effects of fair value or cash flow hedges are recorded		$(127)		$(267)	$142

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items		(131)		(899)	841
Derivatives designated as hedging instruments		4		632	(681)
in earnings based on an amortization approach
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of (loss) reclassified from AOCI into income					(48)
Amount of gain reclassified from AOCI into income - Included Component
Amount of (loss) reclassified from AOCI into income - Excluded Component	$		$		$(48)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s other derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2025, 2024 and 2023.

		Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain
		Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivatives	Income on Derivatives	Income on Derivatives
	Recognized in Income	Year Ended	Year Ended	Year Ended
(Dollars in thousands)	on Derivatives	December 31, 2025	December 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Interest rate products	Noninterest income (expense)	$(149)	$(83)	$(262)
Other contracts	Noninterest income (expense)	(122)	(7)	(6)
Total		$(271)	$(90)	$(268)

Fee income	Noninterest income	$1,256	$368	$652

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2025, and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
as of December 31, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$15,896	$	$15,896	$	$8,960	$6,936

Offsetting of Derivative Liabilities
as of December 31, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted(1)	Amount

Derivatives	$15,988	$	$15,988	$15,988	$	$

Offsetting of Derivative Assets
as of December 31, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$21,005	$	$21,005	$	$15,900	$5,105

Offsetting of Derivative Liabilities
as of December 31, 2024
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted(1)	Amount

Derivatives	$21,065	$	$21,065	$21,065	$	$

(1)	Cash collateral of $2.2 million was paid as of December 31, 2025, but not presented as an offset above.

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

As of December 31, 2025, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.3 million. As of December 31, 2024, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $350 thousand.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.2 million and $0.8 million against its obligations under these agreements as of December 31, 2025, and 2024. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

17. Stock plans:

In May 2017, the Company’s stockholders approved the 2017 equity incentive plan (“2017 Plan”). In May 2023, the Company’s stockholders approved the 2023 equity incentive plan (“2023 Plan”). The 2017 Plan and 2023 Plan authorize grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units. Under the 2017 Plan and 2023 Plan, the compensation committee of the Company’s board of directors has the authority to, among other things:

●	Select the persons to be granted awards under the Plan;
●	Determine the type, size and term of awards;
●	Determine whether such performance objectives and conditions have been met; and
●	Accelerate the vesting or exercisability of an award.

Persons eligible to receive awards under the 2017 Plan and 2023 Plan include directors, officers, employees, consultants and other service providers of the Company and its subsidiaries.

On July 1, 2024, as a result of the FNCB merger, the Company assumed those outstanding and unvested restricted stock awards that had been granted under the FNCB 2023 Equity Incentive Plan after September 27, 2023, the date of the definitive Agreement and Plan of Merger between Peoples and FNCB. As of December 31, 2025. these awards will be expensed over the remaining life of 40 months.

As of December 31, 2025, 17,104 shares of the Company’s common stock were available for grant as awards pursuant to the 2023 Plan. While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan. If any outstanding 2017 Plan awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others under the 2023 Plan.

In 2025, the Company granted 36,338 time based restricted stock unit awards and 41,892 performance based restricted stock unit awards, under the 2023 Plan. In 2024, the Company granted 8,895 time based restricted stock award and 23,243 performance based restricted stock awards, under the 2023 Plan.

The non-performance restricted stock award and restricted stock unit awards made in 2025 vest equally over either three or seven years. The non-performance stock grants made in 2024 and 2023 vest equally over three years. The performance-based restricted stock units vest over three fiscal years and include conditions based on the Company’s three-year cumulative diluted earnings per share and three-year average return on tangible common equity that determines the number of restricted stock units that may vest.

The activity related to the 2017 and 2023 Plans for each of the years ended December 31, 2025, 2024 and 2023 is as follows:

(Dollars in thousands)	2025	2024	2023
Nonvested, January 1	38,574	58,631	39,470
Assumed in merger		16,890
Granted shares	65,141	8,894	23,428
Vested shares	(24,663)	(31,067)	(16,791)
(Forfeited) surrendered shares	(3,942)	(14,774)	12,524
Nonvested, December 31	75,110	38,574	58,631

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

The Company recognized expense for awards granted under the 2017 and 2023 Plans of $1.0 million in 2025, $0.6 million in 2024 and $0.9 million in 2023. As of December 31, 2025, the Company had $2.5 million of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of 3.8 years.

18. Employee benefit plans:

The Company sponsors a Retirement Profit Sharing 401(k) Plan and previously sponsored an Employee Stock Ownership Plan (“ESOP”). On June 25, 2025, the board of directors adopted a resolution to merge the ESOP into the Retirement Profit Sharing 401(k) Plan; which became effective on October 15, 2025. The Company also maintains Supplemental Executive Retirement Plans (“SERPs”) and an Employees’ Pension Plan, which is currently frozen.

Previously, under the ESOP, amounts approved by the Company’s Board of Directors were paid into the ESOP and each eligible participant was credited with an amount in proportion to their annual compensation or a fixed dollar amount. All contributions to the ESOP were invested primarily in the common stock of the Company.

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

There were no ESOP contributions in 2025, 2024 or 2023. The Company contributed $1.7 million in 2025, $1.3 million in 2024 and $1.1 million in 2023, to the Retirement Profit Sharing 401(k) Plan, which was comprised of a safe harbor contribution of $1.3 million, $1.0 million and $0.8 million, respectively and a discretionary match of $0.4 million, $0.3 million and $0.3 million, respectively.

The Company had established a SERP Plan to replace 401(k) plan benefits lost for certain officers due to compensation limits imposed on qualified plans by federal tax law. The annual benefit was a maximum of 6 percent of the executive compensation in excess of Federal limits. The total liability associated with this plan was $223 thousand at December 31, 2024. The liability was satisfied in full in 2025 upon retirement of the participants. The expense associated with the plan was $43 thousand and $19 thousand for 2024 and 2023, respectively.

The Company has SERPs for the benefit of certain officers. The Company assumed $2.0 million in SERP liability in the FNCB merger. At December 31, 2025, and 2024, other liabilities include $4.9 million and $5.1 million accrued under the plans. Compensation expense includes approximately $0.5 million, $0.4 million and $0.4 million relating to these SERPs for the years ended December 31, 2025, 2024 and 2023, respectively.

Under the Employees’ Pension Plan, currently frozen, amounts computed on an actuarial basis were being paid by the Company into a trust fund. The plan provided for fixed benefits payable for life upon retirement at the age of 65, based on length of service and compensation levels as defined in the plan. As of June 22, 2008, no further benefits are being accrued in this plan. Plan assets of the trust fund are invested and administered by the Trust Department of the Company.

Information related to the Employees’ Pension Plan at December 31, 2025, and 2024 is as follows:

	Pension Benefits
(Dollars in thousands)	2025	2024
Change in benefit obligation:
Benefit obligation, beginning	$12,744	$13,845
Interest cost	661	634
Change in experience loss	103	77
Change in actuarial assumptions	252	(867)
Benefits paid	(950)	(945)
Benefit obligation, ending	12,810	12,744
Change in plan assets:
Fair value of plan assets, beginning	18,532	17,609
Actual return on plan assets	2,324	1,868
Employer contributions
Benefits paid	(950)	(945)
Fair value of plan assets, ending	19,906	18,532
Funded status at end of year	$7,096	$5,788

The Company utilized the mortality scale within the mortality tables from MP-2021 to re-measure its pension plan at December 31, 2025, and 2024. The change in the discount rate from 5.38 percent to 5.17 percent resulted in an increase to the benefit obligation of $0.3 million in 2025 and a decrease of $0.9 million in 2024.

Amounts recognized in the consolidated balance sheets at December 31, 2025, and 2024 are as follows:

	Pension Benefits
(Dollars in thousands)	2025	2024
(Other assets)/other liabilities	$(7,096)	$(5,788)
Amounts recognized in the accumulated other comprehensive loss consist of:
Net actuarial gain	(2,178)	(2,852)
Deferred taxes	478	622
Net amount recognized	$(1,700)	$(2,230)

The accumulated benefit obligation for the defined benefit pension plan was $12.8 million and $12.7 million at December 31, 2025, and 2024, respectively.

Components of net periodic pension income and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Net periodic pension benefit:
Interest cost	$661	$634
Expected return on plan assets	(1,348)	(1,281)
Amortization of unrecognized net loss	52	141
Net periodic pension benefit:	$(635)	$(506)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	662	634
Deferred tax	(145)	(138)
Total recognized in other comprehensive income	517	496
Total recognized in net period pension cost and other comprehensive income	$(118)	$(10)

Weighted-average assumptions used to determine benefit obligations and related expenses were as follows:

	Pension Benefits
	2025	2024	2023
Discount rate:
Obligation	5.17%	5.38%	4.73%
Expense	5.38	4.73	4.93
Expected long-term return on plan assets	7.50%	7.50%	7.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2025, and 2024, by asset category are as follows:

	December 31,
	2025	2024
Asset Category:
Cash and cash equivalents	16.1%	1.4%
Equity securities	20.2	50.9
Corporate bonds	42.3	29.0
U.S. government securities	21.4	18.7
	100.0%	100.0%

Fair value measurement of pension plan assets at December 31, 2025, and 2024 is as follows:

	December 31, 2025
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3,102	$3,102	$	$
Equity securities:
U.S. large cap	3,555	3,555
International	501	501
Fixed income securities:
U.S. Treasuries	3,514		3,514
U.S. government agencies	770		770
Corporate bonds	8,464		8,464
Total	$19,906	$7,158	$12,748	$

	December 31, 2024
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$255	$255	$	$
Equity securities:
U.S. large cap	8,598	8,598
International	853	853
Fixed income securities:
U.S. Treasuries	1,667		1,667
U.S. government agencies	1,791		1,791
Corporate bonds	5,368		5,368
Total	$18,532	$9,706	$8,826	$

The Company investment policies and strategies with respect to the pension plan include: (i) Trust and Wealth Solutions’ equity philosophy is large-cap core diversified across all eleven economic sectors benchmarked against the S&P 500. No individual equity represents more than 10% of the portfolio; (ii) the fixed income style is conservative but also responsive to the various needs of our individual clients. Fixed income securities consist of U.S. Treasury Bills, Bonds, and Notes, government agencies, and high-quality corporate bonds rated “A” or better. The Company targets the following allocation percentages: (i) cash equivalents 10 percent; (ii) fixed income 70%; and (iii) equities 20 percent. There is no company stock included in equity securities at December 31, 2025, or 2024. The Company has not determined the amount of the expected contribution to the Employee’s Pension Plan for 2026.

The following benefit payments are expected to be paid in the next five years and in the aggregate for the five years thereafter:

(Dollars in thousands)	Pension Benefits
2026	$1,043
2027	1,049
2028	1,038
2029	1,021
2030	1,017
Thereafter	4,836
Total	$10,004

19. Income taxes:

The Company operates exclusively in the United State and had no foreign income, foreign income tax expense, or foreign income taxes paid for the years ended December 31, 2025, 2024 and 2023.

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2025, 2024 and 2023 are summarized as follows:

(Dollars in thousands)	2025	2024	2023
Current tax provision
Federal	$7,007	$3,299	$3,853
State	1,326	320
Total current tax provision	8,333	3,619	3,853
Deferred tax provision (benefit)
Federal	4,655	(3,449)	1,268
State	59	(200)
Total deferred tax provision (benefit)	4,714	(3,649)	1,268
Total income tax expense (benefit)	$13,047	$(30)	$5,121

The components of the net deferred tax asset at December 31, 2025, and 2024 are summarized as follows:

(Dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$8,706	$9,217
Lease liability	4,043	2,774
Defined benefit plan	1,544	1,280
Deferred compensation	1,015	1,046
Investment securities available for sale	6,391	10,681
Purchase accounting	5,625	9,084
Built-in loss carryforward	7,371	7,331
Other	1,294	1,285
Total	35,989	42,698
Deferred tax liabilities:
Lease right-of-use assets	3,902	2,684
Premises and equipment, net	2,639	1,974
Deferred loan costs	396	467
Accrued compensation	1,632	803
Other	865	1,082
Total	9,434	7,010
Net deferred tax asset	$26,555	$35,688

The acquisition of FNCB triggered a change in ownership, as defined under Internal Revenue Code (IRC) Section 382. As a result, the Company determined that at the date of the ownership change, it had a net unrealized built-in loss (“NUBIL”). Under IRC Section 382, the Company’s net built-in losses that existed prior to the ownership change are limited in their utilization based on the fair market value of the Company’s assets at the time of the change and the applicable federal long-term tax-exempt rate. Due to the limitation, the Company has reassessed its deferred tax assets and liabilities, including the realizability of any built-in losses. The impact of these limitations has been reflected in the Company’s tax provision for the period. At both December 31, 2025, and December 31, 2024, the Company is limited to an approximate $4.8 million annual limitation on its ability to utilize its built-in losses and has built-in loss carryforward of approximately $33.6 million that do not expire and can be utilized to offset future taxable income. Based on the Company’s projections of future taxable income, it is more likely than not the Company will fully utilize these carryforwards in future years.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 21.0 percent for the years ended December 31, 2025, 2024 and 2023 is summarized as follows:

	2025		2024		2023
(Dollars in thousands, except percents)	Amount	%	Amount	%	Amount	%
Federal provision for income tax at statutory rate	$15,169	21.00%	$1,778	21.00%	$6,825	21.00%
Increase (decrease) resulting from:
State income tax, net of federal benefit(1)	1,094	1.51	95	1.16	397	1.22
Tax credit, net of amortization(2)	(1,285)	(1.78)	(631)	(7.45)	(755)	(2.32)
Nontaxable or nondeductible items
Tax-exempt interest income, net	(1,591)	(2.20)	(1,237)	(14.61)	(1,057)	(3.25)
Income from bank owned life insurance	(429)	(0.59)	(360)	(4.25)	(221)	(0.68)
Nondeductible transaction costs			206	2.43	179	0.55
Other, net	89	0.12	119	1.36	(247)	(0.76)
Total tax provision (benefit)	$13,047	18.06%	$(30)	(0.36)%	$5,121	15.76%
(1)	State taxes in New Jersey, New York, and Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.
(2)	Low income housing tax credits are presented net of the related proportional amortization.

Income taxes paid for each of the three years ended December 31, 2025, 2024, and 2023 were as follows:

(Dollars in thousands)	2025	2024	2023
Federal	$6,700	$1,480	$3,075
State
New York	(10)	124	47
New Jersey	300	100	340
Pennsylvania	414
Other States	160	150
	$7,564	$1,854	$3,462

The Company computes deferred income taxes under the asset and liability method. Deferred income taxes are recognized for tax consequences of “temporary differences” by applying enacted statutory tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities. A deferred tax liability is recognized for all temporary differences that result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions subject to reduction of the asset by a valuation allowance.

The Company follows FASB ASC Topic 740 “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes. The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2025, 2024 and 2023. The Company does not have an accrual for uncertain tax positions as of December 31, 2025, 2024 or 2023, as deductions taken or benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2022 and thereafter are subject to examination by tax authorities.

20. Segment Reporting:

We operate our business as a single integrated business unit which provides a number of products and services to meet our customers banking and financial needs. Our products and services include commercial lending and leasing products such as real estate secured lending, equipment finance, working capital lines of credit, and construction loans. We also offer consumer lending services including secured and unsecured installment loans, home equity loans, construction and real estate loans, credit lines and auto loans. Our products also include deposit services such as personal and business checking accounts, savings, money market and certificates of deposits. Additionally, we provide an array of cash management services, trust and wealth management services. These services are all delivered through the same business network.

The Company has identified its executive management committee as the chief operating decision maker (“CODM”). Collectively, this centralized leadership group is responsible for allocating resources across the Company, assessing overall financial and operational performance, setting strategic direction and risk appetite, and approving major investments and capital decisions. The CODM uses consolidated financial results and metrics to assess performance and profitability as a single business segment. Consolidated net income and other metrics are used to assess performance by comparing results on a monthly basis, including variances to consolidated budget and prior period results. Consideration is given to performance of components of the business, such as branches and geographic regions, which are then aggregated. This information is used to achieve strategic initiatives by allowing the CODM to manage resources that drive our business and earnings. Additionally, consolidated net income is used to benchmark the Company against its banking peers.

The accounting policies of the single business unit are the same as provided in Note 1 - "Summary of Significant Accounting Policies" and our segment assets are the same as assets presented in the consolidated balance sheets.

21. Parent Company financial statements:

CONDENSED BALANCE SHEETS

(Dollars in thousands)	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$2,245	$1,151
Equity securities	1,794	1,657
Investment in bank subsidiary	599,582	499,446
Due from subsidiaries	505	486
Other assets	7,504	7,813
Total assets	$611,630	$510,553

Liabilities and Stockholders’ Equity:
Subordinated debt	$83,187	$33,000
Junior subordinated debt	8,140	8,039
Accrued interest payable	320	177
Other liabilities	136	387
Stockholders’ equity	519,847	468,950
Total liabilities and stockholders’ equity	$611,630	$510,553

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	2025	2024	2023
Income:
Dividends from subsidiaries	$30,642	$20,593	$20,158
Other income	155	105	4
Gains (losses) on equity securities	137	130	(11)
Total income	30,934	20,828	20,151
Expense:
Acquisition related expenses	3	1,877	1,580
Interest expense on subordinated debt	5,712	2,189	1,774
Other expenses	1,745	1,551	1,538
Total expenses	7,460	5,617	4,892
Income before taxes and undistributed income	23,474	15,211	15,259
Income tax benefit	(1,581)	(1,464)	(857)
Income before undistributed income of subsidiaries	25,055	16,675	16,116
Equity in undistributed income of subsidiaries (distributions in excess of net income)	34,132	(8,177)	11,264
Net income	$59,187	$8,498	$27,380

condensed Statements of Cash Flows

(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$59,187	$8,498	$27,380
Adjustments:
Amortization expense related to acquired borrowings	101	47
Amortization of subordinated debt issuance costs	237
Net (gains) losses on investment securities	(137)	(130)	11
(Undistributed net income of subsidiaries) distributions in excess of net income	(34,132)	8,177	(11,264)
Decrease (increase) in other assets	118	(1,430)	359
(Decrease) increase in other liabilities	(108)	1,252
Stock based compensation	348	786	888
Net cash provided by operating activities	25,614	17,200	17,374
Cash flows from investing activities:
Purchases of equity investments without readily determinable fair value	(328)	(802)
Cash balance acquired in merger, net of cash outlay		1,091
Investment in bank subsidiary	(50,000)
Proceeds from sales/calls of equity securities	500	1,567
Net cash (used in) provided by investing activities	(49,828)	1,856
Cash flows from financing activities:
Retirement of common stock			(5,886)
Proceeds from the issuance of subordinated debt, net of issuance costs	82,950
Repayment of subordinated debt	(33,000)
Cash dividends paid	(24,642)	(18,093)	(11,659)
Net cash provided by (used in) financing activities	25,308	(18,093)	(17,545)
Increase (decrease) in cash and cash equivalents	1,094	963	(171)
Cash and cash equivalents at beginning of year	1,151	188	359
Cash and cash equivalents at end of year	$2,245	$1,151	$188

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

In addition, under the Pennsylvania Banking Code of 1965, as amended, The Bank may only declare and pay dividends out of accumulated net earnings, or accumulated net earnings acquired as a result of a merger within seven years. Further, the Bank may not declare or pay any dividend unless the Bank’s surplus would not be reduced by the payment of the dividend below 100.0 percent of the Bank’s capital stock. Pennsylvania law requires that each year the Bank set aside as surplus, a sum equal to not less than 10.0 percent of its net earnings if surplus does not equal at least 100.0 percent of our capital stock. Under federal law and FDIC regulations, an insured bank may not pay dividends if doing so would make it undercapitalized within the meaning of the prompt corrective action law or if in default of its deposit insurance fund assessment.

Although subject to the aforementioned regulatory restrictions, the Company’s consolidated retained earnings at December 31, 2025, and 2024 were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

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

The amount of funds available for transfer from the Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2025, the maximum amount available for transfer from the Bank to the Company in the form of loans amounted to $55.8 million. At December 31, 2025, and 2024, there were no loans outstanding, nor were any advances made during 2025 and 2024.

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

The Bank met the capital requirement for the “well capitalized” category under the regulatory framework for prompt corrective action at December 31, 2025. To be categorized as well capitalized, the Bank must maintain certain minimum Tier I risk-based, total risk-based and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. Regulators may assign the Bank to a lower capitalization category based on factors other than capital.

The Company and Bank are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.00 percent (a minimum of 4.50 percent plus a capital conservation buffer of 2.50 percent), a Tier 1 capital to risk-weighted assets ratio of at least 8.50 percent (a minimum of 6.00 percent plus a capital conservation buffer of 2.50 percent), a total capital to risk-weighted assets ratio of at least 10.50 percent (a minimum of 8.00 percent plus a capital conservation buffer of 2.50 percent), and a Tier 1 leverage ratio of at least 4.00 percent. Management believes that, as of December 31, 2025, the Company and the Bank met all capital adequacy requirements to which it is subject.

The Company and the Bank’s actual capital ratios at December 31, 2025, and 2024, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	December 31, 2025
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$440,852	11.03%	$179,784	4.50%	NA	NA
Bank	520,587	13.06	179,427	4.50	$259,172	6.50%
Tier 1 capital to risk-weighted assets:
Company	450,852	11.28	239,712	6.00	NA	NA
Bank	520,587	13.06	239,236	6.00	318,981	8.00
Total capital to risk-weighted assets:
Company	571,887	14.31	319,617	8.00	NA	NA
Bank	558,435	14.01	318,981	8.00	398,726	10.00
Tier 1 capital to average assets:
Company	450,852	8.84	204,039	4.00	NA	NA
Bank	520,587	10.22	203,726	4.00	254,658	5.00
NA = not applicable

	December 31, 2024
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$399,461	10.16%	$176,971	4.50%	NA	NA
Bank	429,958	10.95	176,640	4.50	$255,147	6.50%
Tier 1 capital to risk-weighted assets:
Company	409,461	10.41	235,962	6.00	NA	NA
Bank	429,958	10.95	235,520	6.00	314,027	8.00
Total capital to risk-weighted assets:
Company	485,117	12.34	314,616	8.00	NA	NA
Bank	472,614	12.04	314,027	8.00	392,534	10.00
Tier 1 capital to average assets:
Company	409,461	7.97	205,493	4.00	NA	NA
Bank	429,958	8.37	205,431	4.00	256,788	5.00
NA = not applicable

23. Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2025, and 2024 are as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Net unrealized loss on investment securities available for sale	$(29,144)	$(48,959)
Income tax benefit	(6,390)	(10,681)
Net of income taxes	(22,754)	(38,278)
Benefit plan adjustments	(2,178)	(2,852)
Income tax benefit	(478)	(622)
Net of income taxes	(1,700)	(2,230)
Derivative adjustments	(303)	(239)
Income tax benefit	(66)	(52)
Net of income taxes	(237)	(187)
Accumulated other comprehensive loss	$(24,691)	$(40,695)

Other comprehensive income and related tax effects for the years ended December 31, 2025, 2024 and 2023 are as follows:

(Dollars in thousands)	2025	2024	2023
Unrealized gain on investment securities available for sale	$17,574	$2,569	$14,804
Net loss (gain) on the sale of investment securities available for sale (1)	2,241	(1)	(81)
Other comprehensive income on available for sale debt securities	19,815	2,568	14,723
Benefit plans:
Amortization of actuarial loss (2)	52	141	194
Actuarial gain	622	1,377	935
Net change in benefit plan liabilities	674	1,518	1,129
Net change in derivatives	(64)	632	(824)
Other comprehensive income before taxes	20,425	4,718	15,028
Income tax expense	4,421	1,062	3,043
Other comprehensive income	$16,004	$3,656	$11,985

(1)	Represents amounts reclassified out of accumulated comprehensive income (loss) and included in (losses) gains on sale of investment securities on the consolidated statements of income and comprehensive income.
(2)	Represents amounts reclassified out of accumulated comprehensive income (loss) and included in the computation of net periodic pension expense. Refer to Note 18 included in these consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2025.  Based upon that evaluation, the CEO and CFO concluded, as of December 31, 2025, that disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.  Management’s Report on Internal Controls over Financial Reporting is located below.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Baker Tilly US, LLP, also attested to, and reported on, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.  Baker Tilly US, LLP’s attestation report appears in Part II, Item 8, “Financial Statements and Supplemental Data.”

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2025, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2025 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2025, has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025.

/s/ Gerard A. Champi
Gerard A. Champi
Chief Executive Officer
(Principal Executive Officer)
/s/ James M. Bone, Jr., CPA
James M. Bone, Jr., CPA Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

March 16, 2026

Item  9B.Other Information.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

We incorporate the additional information required by this Item 10 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, under the following captions:

●	Proposal 1 – Election of Directors;
●	Board of Directors and Committees;
●	Executive Officers and Compensation;
●	Certain Relationships and Related Transactions;
●	Code of Ethics; and
●	Delinquent Section 16(a) Reports.

Item 11.	Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, under the following captions:

●	Executive Officers and Compensation;
●	Certain Relationships and Related Transactions;
●	Equity Compensation Plan Information;
●	Pay ratio disclosure;
●	Pay versus performance disclosure;
●	2025 Director Compensation; and
●	Certain Relationships and Related Transactions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December

31, 2025, under the caption “Certain Relationships and Related Transactions” and “Board of Directors and Committees – Director Independence.”

Item 14.	Principal Accountant Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, under the caption “Proposal 3 – Ratification of the Appointment of Baker Tilly US, LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2026.”

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

10.10

Employment Agreement, dated May 30, 2012, among Penseco Financial Services Corporation, Penn Security Bank and Trust Company, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012)*

10.11

Supplemental Executive Retirement Plan Agreement, dated May 31, 2012, by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012 (SEC File No. 000-23777))*

10.12

Employment Agreement, dated as of August 27, 2014, by and between the Bank and Neal D. Koplin (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K filed with the Commission on March 16, 2015)*

Exhibit No.	Description of Exhibit

10.13

Supplemental Executive Retirement Plan Agreement, dated April 24, 2017, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Neal D. Koplin (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the Commission on April 25, 2017.)*

10.14

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

10.16	Life Insurance Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K filed with the Commission on March 15, 2012)*
10.17

Employment Agreement dated as of September 30, 2016 between Peoples Security Bank and Trust Company and Timothy H. Kirtley (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on November 7, 2016)*

10.18

First Amendment to Employment Agreement dated as of December 5, 2017, by and between Peoples Security Bank and Trust Company and Timothy H. Kirtley (incorporated by reference to Exhibit 10.28 to the registrant’s annual report on Form 10-K filed with the Commission on March 14, 2018*

10.19

Second Amendment to Employment Agreement among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Timothy H. Kirtley (Incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed with the Commission on August 10, 2020)*

10.20

Amended & Restated Severance Agreement, dated as of September 27, 2023, by and between Peoples Security Bank and Trust Company and John R. Anderson, III (incorporated by reference to Exhibit 99.3 to the registrant’s current report on Form 8-K filed on September 27, 2023)*

10.21

Supplemental Executive Retirement Plan Agreement, dated March 30, 2022, by and between Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Timothy H. Kirtley (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed with the Commission on April 1, 2022)*

10.22

Supplemental Executive Retirement Plan Agreement, dated March 30, 2022, by and between Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and John R. Anderson, III (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the Commission on April 1, 2022)*

10.23

Deferred Compensation Plan by and between Peoples Security Bank and Trust Company and Susan L. Hubble adopted April 1, 2022 (incorporated by reference to exhibit 10.3 to registrant’s quarterly report on Form 10-Q filed with the Commission on August 8, 2022)*

10.24

Employment Agreement, dated as of July 26, 2024 by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Gerard A. Champi (incorporated by reference to Exhibit 10.1 to the registrant’s current report of Form 8-K filed with the Commission on July 29, 2024)*

10.25

Employment Agreement between First National Community Bancorp, Inc., First National Community Bank and James M. Bone, Jr. (incorporated by reference to Exhibit 10.18 to FNCB’s Current Report on Form 8-K filed with the Commission on October 2, 2015 (SEC File No. 000-53869))*

10.26

Amendment to Employment Agreement, dated September 27, 2023 by and among FNCB Bancorp, Inc., FNCB Bank and James M. Bone, Jr. (incorporated by reference to Exhibit 10.1 to FNCB’s Current Report on Form 8-K filed with the Commission on September 27, 2023 (SEC File No.001-38408))*

10.27

Amended and Restated Employment Agreement, entered into as of November 27, 2024 by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and James M. Bone Jr.(incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on February 4, 2025)*

10.28

FNCB Bancorp, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to FNCB’s Registration Statement on Form S-8 filed with the Commission on June 23, 2023(SEC File No. 333-272878))*

Exhibit No.	Description of Exhibit

10.29

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.2 to FNCB’s Registration Statement on Form S-8 filed with the Commission on January 24, 2014 (SEC File No. 333-193545))*

10.30

Peoples Security Bank and Trust Company (formerly First National Community Bank) Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10-8 to FNCB’s Form10-K for the year ended December 31, 2022, filed with the Commission on March 10, 2023 (SEC File No. 001-38408))*

10.31

Third Amendment to the Peoples Security Bank and Trust Company (formerly FNCB Bank) Supplemental Executive Retirement Plan dated June 26, 2024 (incorporated by reference to Exhibit 10.7 of the registrant’s quarterly report on Form 10-Q filed with the Commission on November 14, 2024)*

10.32	Executive Incentive Plan (incorporated by reference to Exhibit 10.14 to FNCB’s Form 10-K for the year ended December 31, 2012, filed with the Commission on March 28, 2013 (SEC File No. 001-38408))*
10.33	Form of Endorsement Split-Dollar Life Insurance Agreement (incorporated by reference to Exhibit 10.44 of the registrant’s annual report on Form 10-K filed with the Commission on March 28, 2025)*
10.34

Peoples Financial Services Corp. Severance and Change in Control for CEO and Leadership Team effective as of September 2, 2025 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K file with the Commission on September 5, 2025)*

10.35

Change in Control Severance Agreement dated as of October 24, 2024, by and between Peoples Security Bank and Trust Company and Stephanie A. Westington, CPA (incorporated by reference to Exhibit 10.4 of the registrant’s quarterly report on Form 10-Q filed with the Commission on August 11, 2025)*

10.36

Purchase and Sale Agreement by and between Moosic Holdings, LLC and Peoples Security Bank and Trust Company (incorporated by reference to Exhibit 10-1 to the registrant’s Form 8-K filed with the Commission on June 27, 2025)

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

Peoples Financial Services Corp.

By:	/s/ Gerard A. Champi
Gerard A. Champi
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James M. Bone, Jr., CPA
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Stephanie A. Westington, CPA
Stephanie A. Westington, CPA
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Gerard A. Champi and James M. Bone, Jr., CPA as his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William E. Aubrey II	Director and Chairman of the Board	March 16, 2026
William E. Aubrey II

/s/ Gerard A. Champi	Chief Executive Officer	March 16, 2026
Gerard A. Champi	(Principal Executive Officer)

/s/ James M. Bone, Jr., CPA	Executive Vice President and Chief Financial Officer	March 16, 2026
James M. Bone, Jr., CPA	(Principal Financial Officer)

/s/ Stephanie A. Westington, CPA	Executive Vice President and Chief Accounting	March 16, 2026
Stephanie A. Westington, CPA	Officer (Principal Accounting Officer)

/s/ Sandra L. Bodnyk	Director	March 16, 2026
Sandra L. Bodnyk

Name	Title	Date

/s/ William G. Bracey	Director	March 16, 2026
William G. Bracey

/s/ Joseph Coccia	Director	March 16, 2026
Joseph Coccia

/s/ William P. Conaboy	Director	March 16, 2026
William P. Conaboy

/s/ Joseph L. DeNaples	Director	March 16, 2026
Joseph L. DeNaples

/s/ Louis A. DeNaples	Director and Vice Chairman of the Board	March 16, 2026
Louis A. DeNaples

/s/ Keith W. Eckel	Director	March 16, 2026
Keith W. Eckel

/s/ Ronald G. Kukuchka	Director	March 16, 2026
Ronald G. Kukuchka

/s/Kathleen McCarthy Lambert	Director	March 16, 2026
Kathleen McCarthy Lambert

/s/ Richard S. Lochen, Jr.	Director	March 16, 2026
Richard S. Lochen, Jr.

/s/ Thomas J. Melone	Director	March 16, 2026
Thomas J. Melone

/s/ James B. Nicholas	Director	March 16, 2026
James B. Nicholas

/s/ Eliza Zúñiga Ramirez	Director	March 16, 2026
Eliza Zúñiga Ramirez

/s/ Joseph T. Wright, Jr.	Director	March 16, 2026
Joseph T. Wright, Jr.