Form 10-Q
period 2026-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2026-05-08
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2026

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from

001-36388

(Commission File Number)

PEOPLES FINANCIAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2391852
(State of incorporation)	(IRS Employer ID Number)

30 E D Preate Drive, Moosic PA	18507
(Address of principal executive offices)	(Zip code)

(570) 346-7741

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, $2.00 par value	PFIS	The Nasdaq Stock Market

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 10,010,881 at May 1, 2026.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents
Cash and due from banks	$59,479	$58,420
Interest-bearing deposits in other banks	7,939	9,321
Federal funds sold	261,194	201,243
Total cash and cash equivalents	328,612	268,984

Investment securities:
Available for sale: Amortized cost of $502,298 and $541,707, respectively, net of allowance for credit losses of $0 at March 31, 2026, and December 31, 2025	469,261	512,563
Held to maturity: Fair value of $60,954 and $62,798, respectively, net of allowance for credit losses of $0 at March 31, 2026, and December 31, 2025	70,557	72,047
Equity investments carried at fair value	3,054	2,598
Total investment securities	542,872	587,208
Loans	4,190,202	4,066,896
Less: allowance for credit losses	39,586	39,007
Net loans	4,150,616	4,027,889
Loans held for sale	1,181	805
Goodwill	75,986	75,986
Premises and equipment, net	79,206	78,496
Bank owned life insurance	83,417	88,645
Deferred tax assets	26,264	26,555
Accrued interest receivable	17,991	17,633
Intangible assets, net	26,161	27,700
Other assets	91,024	70,677
Total assets	$5,423,330	$5,270,578

Liabilities:
Deposits:
Noninterest-bearing	$969,341	$954,485
Interest-bearing	3,456,028	3,479,584
Total deposits	4,425,369	4,434,069
Short-term borrowings	179,321	32,721
Long-term debt	134,750	134,352
Subordinated debt	83,289	83,187
Junior subordinated debt	8,167	8,140
Accrued interest payable	7,890	6,792
Other liabilities	59,039	51,470
Total liabilities	4,897,825	4,750,731

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 10,010,488, shares at March 31, 2026, and 9,994,595 shares at December 31, 2025	20,047	20,015
Capital surplus	251,065	251,023
Retained earnings	282,001	273,500
Accumulated other comprehensive loss	(27,608)	(24,691)
Total stockholders’ equity	525,505	519,847
Total liabilities and stockholders’ equity	$5,423,330	$5,270,578

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2026	2025
Interest income:
Interest and fees on loans:
Taxable	$56,316	$55,212
Tax-exempt	2,068	2,245
Interest and dividends on investment securities:
Taxable	4,035	4,134
Tax-exempt	1,133	396
Dividends	259	41
Interest on interest-bearing deposits in other banks	89	113
Interest on federal funds sold	804	285
Total interest income	64,704	62,426

Interest expense:
Interest on deposits	18,139	20,847
Interest on short-term borrowings	372	225
Interest on long-term debt	1,404	1,177
Interest on subordinated debt	1,749	443
Interest on junior subordinated debt	173	186
Total interest expense	21,837	22,878
Net interest income	42,867	39,548
Provision for credit losses	1,387	200
Net interest income after provision for credit losses	41,480	39,348

Noninterest income:
Service charges, fees, commissions and other	3,157	3,404
Merchant services income	180	231
Commission and fees on fiduciary activities	551	537
Wealth management income	646	650
Mortgage banking income	241	114
Increase in cash surrender value of life insurance	497	526
Interest rate swap gain	660	43
Net gains on equity investment securities	456	71
Net gains on sale of investment securities available for sale	510
Net gains on sale of fixed assets		680
Total noninterest income	6,898	6,256

Noninterest expense:
Salaries and employee benefits expense	14,517	13,481
Net occupancy and equipment expense	7,675	6,610
Acquisition related expenses		154
Amortization of intangible assets	1,517	1,683
Professional fees and outside services	1,086	1,011
FDIC insurance and assessments	756	1,022
Bank shares tax	744	541
Advertising and corporate business development	1,304	859
Other expenses	2,264	1,992
Total noninterest expense	29,863	27,353
Income before income taxes	18,515	18,251
Income tax expense	3,768	3,242
Net income	14,747	15,009

Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available for sale	(3,383)	5,572
Reclassification adjustment for net gains on available for sale securities included in net income	(510)
Change in derivative fair value	156	(148)
Other comprehensive (loss) income before income tax (benefit) expense	(3,737)	5,424
Income tax (benefit) expense related to other comprehensive (loss) income	(820)	1,183
Other comprehensive (loss) income, net of income tax (benefit) expense	(2,917)	4,241
Comprehensive income	$11,830	$19,250

Per share data:
Net income:
Basic	$1.47	$1.50
Diluted	$1.47	$1.49
Dividends declared	$0.6250	$0.6175
Weighted average common shares outstanding:
Basic	10,002,903	9,992,922
Diluted	10,029,213	10,043,186

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

					Accumulated
					Other
	Number of	Common	Capital	Retained	Comprehensive
	Shares	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2026	9,994,595	$20,015	$251,023	$273,500	$(24,691)	$519,847
Net income				14,747		14,747
Other comprehensive loss, net of tax					(2,917)	(2,917)
Cash dividends declared: $0.6250 per common share				(6,246)		(6,246)
Stock compensation			219			219
Restricted stock issued	22,454	45	180			225
Shares withheld to satisfy taxes on restricted stock	(6,561)	(13)	(357)			(370)
Balance, March 31, 2026	10,010,488	$20,047	$251,065	$282,001	$(27,608)	$525,505

					Accumulated
					Other
	Number of	Common	Capital	Retained	Comprehensive
	Shares	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2025	9,990,724	$19,995	$250,695	$238,955	$(40,695)	$468,950
Net income				15,009		15,009
Other comprehensive income, net of tax					4,241	4,241
Cash dividends declared: $0.6175 per common share				(6,158)		(6,158)
Stock compensation		10	(211)			(201)
Restricted stock issued	8,212	16	169			185
Shares withheld to satisfy taxes on restricted stock	(3,453)	(7)	(165)			(172)
Balance, March 31, 2025	9,995,483	$20,014	$250,488	$247,806	$(36,454)	$481,854

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2026	2025
Cash flows from operating activities:
Net income	$14,747	$15,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	916	798
Amortization of right-of-use lease asset	185	258
Amortization of net deferred loan fees	(225)	(278)
Amortization of debt issuance costs	103
Amortization of CDI and other intangibles	1,539	1,709
Amortization expense related to acquired borrowings	58	114
Accretion income related to acquired loans	(3,089)	(4,115)
Amortization expense related to acquired deposits	60	316
Amortization of low-income housing partnerships	828	434
Provision for credit losses	1,387	200
Net unrealized gain on equity investments	(456)	(71)
Loans originated for sale	(6,494)	(859)
Proceeds from sale of loans originated for sale	6,240	437
Net (gain) loss on sale of loans originated for sale	(122)	2
Net accretion of investment securities	(766)	(732)
Net gain on sale of investment securities available for sale	(510)
Net gain on sale of premises and equipment		(680)
Increase in cash surrender value of life insurance	(497)	(526)
Deferred income tax expense	1,110	1,877
Stock compensation, including tax effects and expenses	444	(188)
Net change in:
Accrued interest receivable	(358)	(804)
Other assets	(15,628)	2,408
Accrued interest payable	1,098	(64)
Other liabilities	7,726	(6,174)
Net cash provided by operating activities	8,296	9,071
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	32,404
Proceeds from repayments of investment securities:
Available for sale	27,988	29,613
Held to maturity	1,469	1,472
Purchases of investment securities:
Available for sale	(19,687)
Net (purchase) redemption of restricted equity securities	(5,478)	944
Purchase of equity securities without readily determinable fair value	(65)
Net (increase) decrease in loans	(120,800)	5,437
Purchases of premises and equipment	(1,811)	(499)
Proceeds from the sale of premises and equipment		3,696
Proceeds from bank owned life insurance	5,721
Net cash (used in) provided by investing activities	(80,259)	40,663
Cash flows from financing activities:
Net decrease in deposits	(8,760)	(90,941)
Proceeds from long-term debt	20,000
Repayment of long-term debt	(19,633)	(10,324)
Net proceeds (repayments) from short-term borrowings	146,600	(1,060)
Cash paid for shares withheld for taxes on compensation	(370)
Cash dividends paid	(6,246)	(6,158)
Net cash provided by (used in) financing activities	131,591	(108,483)
Net increase (decrease) in cash and cash equivalents	59,629	(58,749)
Cash and cash equivalents at beginning of period	268,984	135,851
Cash and cash equivalents at end of period	$328,612	$77,102

For the Three Months Ended March 31,	2026	2025
Supplemental disclosures:
Cash paid during the period for:
Interest	$20,738	$22,942
Income taxes	19	22
Noncash items:
Origination of mortgage servicing rights	91	8
Initial recognition of right-of-use assets		2,782
Initial recognition of lease liability		2,782

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly owned direct and indirect subsidiaries, including Peoples Security Bank and Trust Company (the “Bank”) and 1st Equipment Finance, Inc., collectively, the “Company” or “Peoples”. The Company services its retail and commercial customers through forty full-service community banking offices located within Allegheny, Bucks, Lackawanna, Lancaster, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey, and Broome County of New York.

Basis of presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for credit losses and impairment of goodwill. Actual results could differ from those estimates.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Subsequent events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2026, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.

On April 24, 2026, the Company’s board of directors declared a dividend of $0.6250 per share for the second quarter of 2026. The dividend is payable on June 15, 2026 to shareholders of record as of May 29, 2026. The per share dividend is equal to the per share dividend declared for the first quarter of 2026.

Recent accounting standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the required effective dates. The following should be read in conjunction with Note 1 entitled “Summary of significant accounting policies” of the Notes to the

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” is intended to improve the navigability and clarity of interim reporting requirements under Topic 270. ASU 2025-11 clarifies when Topic 270 applies, adds a comprehensive list of required interim disclosures, and introduces a disclosure principle requiring entities to disclose events occurring after the most recent annual period that have a material impact on the entity. The ASU does not expand or reduce overall interim disclosure requirements but instead compiles and organizes them to improve consistency and comparability. The guidance also clarifies form-and-content expectations for interim financial statements, including the use of condensed statements, and aligns GAAP with prior SEC requirements regarding material events.

The amendments are effective for interim reporting periods beginning after December 15, 2027, for public business entities and one year later for all other entities. Early adoption is permitted, with prospective or retrospective application available. ASU 2025-11 will be effective for the interim beginning January 1, 2028, for the Company’s quarterly financial statements on Form 10-Q and is not expected to have a material impact on the Company’s consolidated financial statements.

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

ASU 2025-01 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”) clarifies the effective date of Accounting Standards Update 2024-03 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) to stipulate that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 will be effective for the Company beginning January 1, 2027, for the Company’s annual financial statements on Form 10-K and January 1, 2028, for the Company’s quarterly financial statements on Form 10-Q and is not expected to have a material impact on the Company’s consolidated financial statements, but is expected to result in additional disclosures and potential changes to line items on the consolidated statements of income and comprehensive income.

2. Accumulated other comprehensive loss:

The components of other comprehensive (loss) income and their related tax effects are reported in the consolidated statements of income and comprehensive income. The accumulated other comprehensive loss (“AOCL”) included in the consolidated balance sheets relates to net unrealized gains and losses on investment securities available for sale, benefit plan adjustments and adjustments to derivative fair values.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The components of AOCL included in stockholders’ equity at March 31, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Net unrealized loss on investment securities available for sale	$(33,037)	$(29,144)
Income tax benefit	(7,244)	(6,390)
Net of income taxes	(25,793)	(22,754)
Benefit plan adjustments	(2,178)	(2,178)
Income tax benefit	(478)	(478)
Net of income taxes	(1,700)	(1,700)
Derivative adjustments	(147)	(303)
Income tax benefit	(32)	(66)
Net of income taxes	(115)	(237)
Accumulated other comprehensive loss	$(27,608)	$(24,691)

Other comprehensive (loss) income and related tax effects for March 31, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Unrealized (loss) gain on investment securities available for sale	$(3,383)	$5,572
Net loss (gain) on the sale of investment securities available for sale (1)	(510)
Other comprehensive (loss) income on available-for-sale debt securities	(3,893)	5,572
Net change in derivatives	156	(148)
Other comprehensive (loss) income before taxes	(3,737)	5,424
Income tax (benefit) expense	(820)	1,183
Other comprehensive (loss) income	$(2,917)	$4,241

(1)	Represents amounts reclassified out of accumulated other comprehensive (loss) income and included in gains on the sale of investment securities on the consolidated statements of income and comprehensive income.

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026		2025
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$14,747	$14,747	$15,009	$15,009
Average common shares outstanding	10,002,903	10,029,213	9,992,922	10,043,186
Earnings (loss) per share	$1.47	$1.47	$1.50	$1.49

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at March 31, 2026 and December 31, 2025 are summarized below. There was no allowance for credit losses (“ACL”) recorded for available for sale or held to maturity debt securities at March 31, 2026 and December 31, 2025.

	March 31, 2026
		Gross		Gross
	Amortized	Unrealized		Unrealized	Fair
(Dollars in thousands)	Cost	Gains		Losses	Value
Available for sale:
U.S. Treasury securities	$19,136	$		$1,116	$18,020
State and municipals:
Taxable	65,273		18	7,077	58,214
Tax-exempt	149,342		173	10,347	139,168
Residential mortgage-backed securities:
U.S. government agencies	20,978			360	20,618
U.S. government-sponsored enterprises	159,987		431	15,075	145,343
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,708			19	1,689
Private collateralized mortgage obligations	48,230		594	361	48,463
Asset backed securities	15,647		22	303	15,366
Corporate debt securities	21,264		651	271	21,644
Negotiable certificates of deposit	733		3		736
Total available for sale	$502,298		$1,892	$34,929	$469,261
Held to maturity:
Tax-exempt state and municipals	$10,803	$		$700	$10,103
Residential mortgage-backed securities:
U.S. government agencies	12,072			2,054	10,018
U.S. government-sponsored enterprises	47,682			6,849	40,833
Total held to maturity	$70,557	$		$9,603	$60,954

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

During the three months ended March 31, 2026, the Company completed a partial repositioning of its investment security portfolio. The Company sold a portion of its available-for-sale residential mortgage-backed securities with an amortized cost of $31.9 million. Proceeds received on the securities sold totaled $32.4 million. The Company realized gross gains of $510 thousand, which is included in noninterest income in the consolidated statements of income and comprehensive income for the three months ended March 31, 2026. There were no gross losses realized upon the sales.

There were no available-for-sale securities sold during the three months ended March 31, 2025.

The following table summarizes the maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available for sale at March 31, 2026. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Within one year	$3,161	$3,165
After one but within five years	60,820	58,203
After five but within ten years	67,828	60,877
After ten years	123,939	115,537
	255,748	237,782
Mortgage-backed and other amortizing securities	246,550	231,479
Total	$502,298	$469,261

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held to maturity at March 31, 2026, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After one but within five years	$4,487	$4,106
After five but within ten years	6,316	5,997
	10,803	10,103
Mortgage-backed securities	59,754	50,851
Total	$70,557	$60,954

Securities with a carrying value of $370.6 million at March 31, 2026 were pledged to secure public deposits and certain other deposits as required or permitted by law. At December 31, 2025, securities with a carrying value of $381.8 million were pledged to secure public deposits and certain other deposits as required or permitted by law and pledged to the Discount Window at the Federal Reserve.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2026, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2026
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a loss		Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities available for sale
U.S. Treasury securities				5	$18,020	$1,116	5	$18,020	$1,116
State and municipals:
Taxable				62	56,721	7,077	62	56,721	7,077
Tax-exempt	73	$63,456	$2,090	82	58,395	8,257	155	121,851	10,347
Residential mortgage-backed securities:
U.S. government agencies	5	20,579	360				5	20,579	360
U.S. government-sponsored enterprises	8	17,634	169	29	66,318	14,906	37	83,952	15,075
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				1	1,689	19	1	1,689	19
Other	14	23,040	138	11	6,760	223	25	29,800	361
Asset-backed securities	3	4,776	22	2	1,822	281	5	6,598	303
Corporate debt securities	2	1,748	2	5	4,054	269	7	5,802	271
Total	105	$131,233	$2,781	197	$213,779	$32,148	302	$345,012	$34,929

Securities Held to Maturity
Tax-exempt state and municipals	6	$4,012	$38	10	$6,091	$662	16	$10,103	$700
Residential mortgage-backed securities:
U.S. government agencies				3	10,018	2,054	3	10,018	2,054
U.S. government-sponsored enterprises				8	40,833	6,849	8	40,833	6,849
Total	6	$4,012	$38	21	$56,942	$9,565	27	$60,954	$9,603

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	December 31, 2025
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a loss		Unrealized	Total # in a loss		Unrealized	Total # in a loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities available for sale
U.S. Treasury securities				8	$30,998	$1,127	8	$30,998	$1,127
State and municipals:
Taxable				64	59,002	7,018	64	59,002	7,018
Tax-exempt	37	$35,137	$519	87	63,245	7,379	124	98,382	7,898
Residential mortgage-backed securities:
U.S. government agencies	6	28,689	247				6	28,689	247
U.S. government-sponsored enterprises	3	8,989	60	34	71,288	15,045	37	80,277	15,105
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				1	1,770	19	1	1,770	19
Other	8	14,534	96	11	8,000	193	19	22,534	289
Asset-backed securities	3	4,884	12	2	1,888	288	5	6,772	300
Corporate debt securities	2	1,491	9	8	7,451	313	10	8,942	322
Total	59	$93,724	$943	215	$243,642	$31,382	274	$337,366	$32,325

Securities held to maturity
Tax-exempt state and municipals				11	$6,641	$620	11	$6,641	$620
Residential mortgage-backed securities:
U.S. government agencies				3	10,314	1,977	3	10,314	1,977
U.S. government-sponsored enterprises				8	42,288	6,656	8	42,288	6,656
Total				22	$59,243	$9,253	22	$59,243	$9,253

Management considered whether a credit loss existed related to the investments in an unrealized loss position by determining (i) whether the decline in fair value is attributable to adverse conditions specifically related to the financial condition of the security issuer or specific conditions in an industry or geographic area; (ii) whether the credit rating of the issuer of the security has been downgraded; (iii) whether dividend or interest payments have been reduced or have not been made and (iv) an adverse change in the remaining expected cash flows from the security such that the Company will not recover the amortized cost of the security. If the decline is judged to be due to factors related to credit, the credit loss should be recorded as an ACL with an offsetting entry to net income. The portion of the loss related to non-credit factors are recorded in AOCL.

Based on an assessment of the factors identified above, management determined the fair value of all the identified investments being less than the amortized costs is primarily caused by the changes in market rates and not credit quality. All interest payments have been received as scheduled, substantially all debt securities are rated above investment grade, and no material downgrades were sustained. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Based on its assessment, management does not consider the unrealized loss to be credit related, thus no allowance for credit loss was recorded at March 31, 2026 or December 31, 2025.

Equity Securities

Included in equity securities with readily determinable fair values at March 31, 2026, were investments in the common or preferred stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within the Company’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income and comprehensive income.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents unrealized and realized gains recognized in net income on equity securities for the three months ended March 31, 2026, and 2025:

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025
Net gains recognized on equity securities	$456	$71
Less: net gains realized on equity securities sold
Unrealized gains on equity securities	$456	$71

Equity Securities without Readily Determinable Fair Values

At March 31, 2026 and December 31, 2025, equity securities without readily determinable fair values consisted primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $17.9 million and $12.4 million, respectively. Equity securities without readily determinable fair values also included equity interests in two FinTech companies and an equity interest in an insurance agency. The Company evaluates equity securities without readily determinable fair values for impairment quarterly, or more frequently should events or circumstances indicate that their respective carrying values may not be recoverable. Based on the evaluations, management concluded that the equity securities without readily determinable fair values were not impaired at March 31, 2026 and December 31, 2025. There were no adjustments for impairment related to these securities for the three months ended March 31, 2026.

5. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs, unearned income and net unaccreted discounts on acquired loans, at March 31, 2026, and December 31, 2025 are summarized as follows. The Company had net deferred loan origination costs of $2.1 million and $1.9 million at March 31, 2026 and December 31, 2025, respectively. Unearned income was $1.5 million at March 31, 2026, and $1.5 million at December 31, 2025. The balance of net unaccreted discounts on acquired loans was $39.6 million and $42.7 million at March 31, 2026 and December 31, 2025, respectively.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$675,446	$667,948
Municipal	212,586	202,303
Real estate
Commercial	2,423,027	2,314,110
Residential	618,156	602,309
Total	3,041,183	2,916,419
Consumer
Indirect auto	85,726	93,742
Consumer other	15,592	17,496
Total	101,318	111,238
Equipment financing	159,669	168,988
Total	$4,190,202	$4,066,896

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

The Company excludes accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the consolidated balance sheets, totaling $15.2 million and $14.7 million at March 31, 2026 and December 31, 2025, respectively and is excluded from the estimate of credit losses, as the Company has a policy to reverse accrued interest when a loan is placed on nonaccrual status. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the consolidated balance sheets, totaled $2.8 million and $3.0 million, respectively, at March 31, 2026 and December 31, 2025 and is excluded from the estimate of credit losses, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner.

For a further discussion of our methodology related to the ACL, refer to Note 1 entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables present the changes in and period end balance of the allowance for credit losses at and for the three months ended March 31, 2026 and 2025.

	March 31, 2026
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance January 1, 2026	$6,036	$1,413	$19,998	$4,963	$1,759	$4,838	$39,007
Charge-offs					(594)	(382)	(976)
Recoveries	21		3	9	101	34	168
(Credits) provisions	(72)	77	2,170	99	444	(1,331)	1,387
Ending balance	$5,985	$1,490	$22,171	$5,071	$1,710	$3,159	$39,586

	March 31, 2025
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning Balance January 1, 2025	$6,004	$1,072	$21,804	$4,924	$2,540	$5,432	$41,776
Charge-offs	(157)			(92)	(387)	(597)	(1,233)
Recoveries	13			1	173	124	311
(Credits) provisions	562	177	(943)	236	(45)	213	200
Ending balance	$6,422	$1,249	$20,861	$5,069	$2,281	$5,172	$41,054

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table represents the allowance for credit losses by major classification of loans and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at March 31, 2026 and December 31, 2025.

	March 31, 2026
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Ending balance	$5,985	$1,490	$22,171	$5,071	$1,710	$3,159	$39,586
Ending balance: individually evaluated for impairment	478		598			187	1,263
Ending balance: collectively evaluated for impairment	5,507	1,490	21,573	5,071	1,710	2,972	38,323
Loans receivable:
Ending balance	$675,446	$212,586	$2,423,027	$618,156	$101,318	$159,669	$4,190,202
Individually evaluated - collateral dependent - real estate	322		7,498	1,687			9,507
Individually evaluated - collateral dependent - non-real estate	1,327					989	2,316
Collectively evaluated	673,797	212,586	2,415,529	616,469	101,318	158,680	4,178,379

	December 31, 2025
			Real estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for loan losses:
Ending balance	$6,036	$1,413	$19,998	$4,963	$1,759	$4,838	$39,007
Ending balance: individually evaluated for impairment	404		451	78		399	1,332
Ending balance: collectively evaluated for impairment	$5,632	$1,413	$19,547	$4,885	$1,759	$4,439	$37,675
Loans receivable:
Ending balance	$667,948	$202,303	$2,314,110	$602,309	$111,238	$168,988	$4,066,896
Individually evaluated - collateral dependent - real estate	1,470		4,056	3,039			8,565
Individually evaluated - collateral dependent - non-real estate	485					1,153	1,638
Collectively evaluated	665,993	202,303	2,310,054	599,270	111,238	167,835	4,056,693

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Nonaccrual Loans

The following table presents the Company’s nonaccrual loans, including non-PCD nonaccrual loans, at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial and industrial	$2,031	$1,099	$932
Municipal
Real estate:
Commercial	5,550	4,169	1,381
Residential	2,360		2,360
Consumer	548		548
Equipment financing	948	526	422
Total	$11,437	$5,794	$5,643

	December 31, 2025
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial and industrial	$1,955	$1,016	$939
Municipal
Real estate:
Commercial	4,152	1,178	2,974
Residential	2,511	67	2,444
Consumer	1,048		1,048
Equipment financing	1,130	828	302
Total	$10,796	$3,089	$7,707

Interest income recorded on nonaccrual loans was $49 thousand and $52 thousand for the three months ended March 31, 2026, and March 31, 2025, respectively.

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

●	Pass - A loan to a borrower with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.
●	Special Mention - A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.
●	Substandard - A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful – A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
●	Loss - A loan classified as Loss is considered uncollectible and of such little value that its continuance as bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be realized in the future.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(Dollars in thousands)		2026		2025		2024		2023		2022		Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term		Total
Commercial and industrial
Pass		$25,400		$77,843		$68,176		$41,562		$51,048		$130,260		$262,840		$97		$657,226
Special mention										323		28		2,134				2,485
Substandard		30				662		387		2,240		779		11,637				15,735
Total commercial		25,430		77,843		68,838		41,949		53,611		131,067		276,611		97		675,446

Municipal
Pass		10,835		19,850		4,305		1,275		45,089		129,271		1,961				212,586
Special mention
Substandard
Total municipal		10,835		19,850		4,305		1,275		45,089		129,271		1,961				212,586

Commercial real estate
Pass		142,110		382,338		145,846		168,925		554,023		988,644				488		2,382,374
Special mention				567				111		1,255		11,047						12,980
Substandard		79		1,144		1,159		1,262		8,081		15,948						27,673
Total commercial real estate		142,189		384,049		147,005		170,298		563,359		1,015,639				488		2,423,027

Residential real estate
Pass		13,330		55,364		37,775		39,653		65,554		246,611		158,533				616,820
Special mention
Substandard												1,141		195				1,336
Total residential real estate		13,330		55,364		37,775		39,653		65,554		247,752		158,728				618,156

Consumer
Pass		4,031		23,391		17,681		21,093		18,524		9,705		6,353				100,778
Special mention
Substandard				16		52		171		239		61		1				540
Total consumer		4,031		23,407		17,733		21,264		18,763		9,766		6,354				101,318

Equipment financing
Pass		8,309		48,545		46,086		37,338		16,393		492						157,163
Special mention								118		36								154
Substandard				420		725		811		396								2,352
Total equipment financing		8,309		48,965		46,811		38,267		16,825		492						159,669

Total Loans		$204,124		$609,478		$322,467		$312,706		$763,201		$1,533,987		$443,654		$585		$4,190,202

Gross charge-offs
Commercial and industrial	$		$		$		$		$		$		$		$		$
Municipal
Commercial real estate
Residential real estate
Consumer				147		199		72		97		79						594
Equipment financing						163		38		181								382
Total Gross charge-offs	$			$147		$362		$110		$278		$79	$		$			$976

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The major classifications of loans by past due status are summarized as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$1,200	$274	$1,936	$3,410	$671,906	$675,446	$130
Municipal					212,586	212,586
Real estate:
Commercial	2,190	1,415	4,902	8,507	2,414,520	2,423,027
Residential	3,427	946	1,191	5,564	612,592	618,156	1
Consumer	2,107	475	267	2,849	98,469	101,318	29
Equipment financing	874	203	573	1,650	158,019	159,669
Total	$9,798	$3,313	$8,869	$21,980	$4,168,092	$4,190,202	$160

	December 31, 2025
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$1,090	$147	$1,827	$3,064	$664,884	$667,948	$
Municipal					202,303	202,303
Real estate:
Commercial	3,943	1,459	3,550	8,952	2,305,158	2,314,110
Residential	2,948	1,413	1,748	6,109	596,200	602,309	524
Consumer	2,527	500	776	3,803	107,435	111,238
Equipment financing	733	747	495	1,975	167,013	168,988
Total	$11,241	$4,266	$8,396	$23,903	$4,042,993	$4,066,896	$524

There were no residential loans in the formal process of foreclosure at March 31, 2026. Residential real estate loans in the formal process of foreclosure were $0.6 million at December 31, 2025.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Allowance for Credit Losses on Off Balance Sheet Commitments

Off balance sheet commitments include commitments to extend credit, unused portions of lines of credit and standby letters of credit. The Company establishes an ACL for off-balance sheet commitments, which is included in other liabilities on the consolidated balance sheets, to provide probable losses that may be incurred related to these instruments. The following table presents the activity in the ACL related to off balance sheet commitments, for the three months ended March 31, 2026 and 2025:

(Dollars in thousands)	March 31, 2026	March 31, 2025
Beginning balance	$1,305	$880
Charge-off		(1)
Reversal of credit losses recorded in noninterest expense	(224)	(202)
Total allowance for credit losses on off balance sheet commitments	$1,081	$677

The contractual amounts of off-balance sheet commitments at March 31, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$652,570	$660,353
Unused portions of lines of credit	189,645	178,689
Standby letters of credit	62,670	54,970
	$904,885	$894,012

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Modifications to Borrowers Experiencing Financial Difficulty

The following table presents, by class of loans, information regarding modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

	Other-Than-Insignificant Payment Delay
	For the three months ended March 31,
	2026					2025

	Number of		Amortized Cost	% of Total Class of Financing	Related	Number of	Amortized Cost	% of Total Class of Financing		Related
(Dollars in thousands)	Loans		Basis	Receivable	Reserve	Loans	Basis	Receivable		Reserve
Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and industrial				$0.00%		$1	$245	0.04%	$
Total		$				$1	$245		$

The following table presents, by class of loans, information regarding the financial effect on modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

	Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Balance	Financial Effect
For the Three Months Ended March 31, 2025
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and Industrial	1	$245	Modified principal and interest payment to interest only for 4 months
Total	1	$245

There were no modifications made to loans to borrowers experiencing financial difficulties during the three months ended March 31, 2026.

6. Other assets:

The components of other assets at March 31, 2026 and December 31, 2025 are summarized as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Other real estate owned	$1,682	$1,682
Mortgage servicing rights (1)	1,264	1,211
Prepaid shares tax	1,173	253
Equity investments without readily determinable fair value	4,973	4,908
Prepaid pension	7,177	7,096
Prepaid expenses	8,434	7,813
Restricted equity securities (FHLB and ACBB)	17,936	12,457
Investment in low-income housing limited partnerships	25,428	15,454
Interest rate swaps(2)	14,373	15,583
Other assets	8,584	4,220
Total	$91,024	$70,677
(1)	The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $176.4 million at March 31, 2026, and $174.3 million at December 31, 2025.
(2)	Interest rate swaps balance represents the fair value of the commercial loan back-to-back swaps.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Investments in limited partnerships

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the proportional amortization method of accounting and are included in other assets in the consolidated balance sheets. The limited partnerships are considered to be variable interest entities (“VIEs”) as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. All of the Company’s investments in limited partnerships are privately held, and their market values are not readily available. As of March 31, 2026, and December 31, 2025, the Company had $25.4 million and $15.5 million, respectively, invested in these partnerships. At March 31, 2026, the Company also recognized the unconditional unfunded equity commitments of $10.9 million within other liabilities on the consolidated balance sheets. There was no unfunded equity commitments recognized at December 31, 2025. The Company classifies the amortization of the investment as a component of income tax expense and proportionally amortizes the investment over the tax credit period. The amortization for the three months ended March 31, 2026 and 2025 was $0.8 million and $0.3 million, respectively. The tax benefits attributed to these partnerships include low-income housing tax credits, which are included in income tax expense, and are projected to total $2.5 million for 2026. For 2025, tax benefits totaled $2.2 million.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of March 31, 2026.

(Dollars in thousands)	2026
2026	$10,358
2027	212
2028	23
2029	24
2030	22
2031 and thereafter	225
Total	$10,864

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

At March 31, 2026, the Company owned 24 corporate debt securities with an aggregate amortized cost and fair value of $21.3 million and $21.6 million, respectively. At March 31, 2026, the market was not active for one corporate debt security based on transaction criteria for similar instruments. The amortized cost of this security was $0.9 million at March 31, 2026. Management considered this security to be immaterial in relation to the total available for sale investment portfolio to warrant further analysis. Accordingly, management considered the amortized cost of this security to be representative of its fair value at March 31, 2026. During the quarter ended March 31, 2026, there were no transfers into Level 3.

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

Other real estate owned:  Other real estate owned ("OREO") represents properties that the Company has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan, and former bank premises that are no longer used for operations or for future expansion. The Company reports OREO at the lower of cost or fair value less cost to sell, adjusted periodically based on a current appraisal. Write-downs

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

and any gain or loss upon the sale of OREO is recorded in other non-interest income. OREO is reported in other assets on the consolidated balance sheets. The carrying value of OREO was $1.7 million at both March 31, 2026, and December 31, 2025. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreements of sale received from third parties.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 are summarized as follows:

	At March 31, 2026
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$18,020	$18,020	$	$
U.S. government-sponsored enterprises
State and municipals:
Taxable	58,214		58,214
Tax-exempt	139,168		139,168
Residential mortgage-backed securities:
U.S. government agencies	20,618		20,618
U.S. government-sponsored enterprises	145,343		145,343
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,689		1,689
Private collateralized mortgage obligations	48,463		48,463
Asset backed securities	15,366		15,366
Corporate debt securities	21,644		20,762	882
Negotiable certificates of deposit	736		736
Equity securities	3,054	3,054
Total investment securities	$472,315	$21,074	$450,359	$882
Interest rate swap-other assets	$14,373		$14,373
Interest rate swap-other liabilities	$(14,097)		$(14,097)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	At December 31, 2025
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$30,998	$30,998	$	$
U.S. government-sponsored enterprises
State and municipals:
Taxable	61,622		61,622
Tax-exempt	125,117		125,117
Residential mortgage-backed securities:
U.S. government agencies	42,699		42,699
U.S. government-sponsored enterprises	160,080		160,080
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,770		1,770
Private collateralized mortgage obligations	48,484		48,484
Asset backed securities	16,267		16,267
Corporate debt securities	24,794		23,806	988
Negotiable certificates of deposit	732		732
Equity securities	2,598	2,598
Total investment securities	$515,161	$33,596	$480,577	$988
Interest rate swap-other assets	$15,583		$15,583
Interest rate swap-other liabilities	$(15,345)		$(15,345)

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2026, and December 31, 2025, are summarized as follows:

	March 31, 2026
	Fair Value Measurement
				Quoted Prices in	Significant	Significant
				Active Markets for	Other Observable	Unobservable
	Recorded	Valuation	Fair	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Investments	Allowance	Value	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for impairment	$8,975	$1,263	$7,712	$	$	$7,712
Other real estate owned	$1,682	$	$1,682	$	$	$1,682

	December 31, 2025
	Fair Value Measurement
					Quoted Prices in	Significant	Significant
					Active Markets for	Other Observable	Unobservable
	Recorded		Valuation	Fair	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Investment	Allowance		Value	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for impairment	$10,203		$1,332	$8,871	$	$	$8,871
Other real estate owned	$1,682	$		$1,682	$	$	$1,682

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis at March 31, 2026, and December 31, 2025, and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
March 31, 2026	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$7,712	Appraisal of collateral	Appraisal adjustments	0.0% to 234.0% (75.4)%
			Liquidation expenses	0.0% to 0.0% (0.0)%
Other real estate owned	$1,682	Appraisal of collateral	Appraisal adjustments	10.0% to 25.0% (16.9)%
			Liquidation expenses	0.0% to 0.0% (0.0)%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2025	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$8,871	Appraisal of collateral	Appraisal adjustments	0.0% to 100.0% (52.4)%
			Liquidation expenses	0.0% to 12.2% (0.26)%
Other real estate owned	$1,682	Appraisal of collateral	Appraisal adjustments	10.0% to 25.0% (16.9)%
			Liquidation expenses	0.0% to 0.0% (0.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at March 31, 2026, and December 31, 2025, and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
March 31, 2026	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$328,612	$328,612	$328,612	$	$
Investment securities:
Available for sale	469,261	469,261	18,020	450,359	882
Held to maturity	70,557	60,954		60,954
Equity securities	3,054	3,054	3,054
Loans held for sale	1,181	1,181		1,181
Net loans	4,150,616	4,095,071			4,095,071
Accrued interest receivable	17,991	17,991		17,991
Mortgage servicing rights	1,264	2,191		2,191
Restricted equity securities (FHLB and other)	17,936	17,936		17,936
Other assets - interest rate swaps	14,373	14,373		14,373
Total	$5,074,845	$5,010,624
Financial liabilities:
Deposits	$4,425,369	$4,422,370	$	$4,422,370	$
Short-term borrowings	179,321	179,099		179,099
Long-term debt	134,750	135,078		135,078
Subordinated debt	83,289	85,701		85,701
Junior subordinated debt	8,167	6,933		6,933
Accrued interest payable	7,890	7,890		7,890
Other liabilities - interest rate swaps	14,097	14,097		14,097
Total	$4,852,883	$4,851,168

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

8. Employee benefit and stock plans:

Employee benefit plans

The Company sponsors a Retirement Profit Sharing 401(k) Plan and previously sponsored an Employee Stock Ownership Plan (“ESOP”). On June 25, 2025, the board of directors adopted a resolution to merge the ESOP into the Retirement Profit Sharing 401(k) Plan, which became effective on October 15, 2025. The Company also maintains Supplemental Executive Retirement Plans (“SERPs”) and an Employees’ Pension Plan, which is currently frozen. Expenses related to these plans, which is included in salaries and employee benefits expense, totaled $0.7 million for each of the three months ended March 31, 2026 and 2025.

The components of net periodic pension benefit for the three months ended March 31, 2026 and 2025 are summarized in the following tables:

	Three Months Ended March 31,
	Pension Benefits
(Dollars in thousands)	2026	2025
Net periodic pension benefit:
Interest cost	$158	$165
Expected return on plan assets	(242)	(337)
Amortization of unrecognized net loss	2	35
Net periodic pension benefit	$(82)	$(137)

Stock plans

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

As of March 31, 2026, 12,649 shares of the Company’s common stock were available for grants as awards pursuant to the 2023 Plan. While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan. If any awards outstanding under the 2017 Plan or 2023 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others under the 2023 Plan.

On January 30, 2026, a total of 4,455 shares of restricted stock awards with a fair value of $50.61 per share were granted under the 2023 Plan to the Bank’s non-employee directors with each director receiving 297 shares. On January 31, 2025, a total of 3,080 shares of restricted stock awards with a fair value of $53.64 per share were granted under the 2023 Plan

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

to the Bank’s non-employee directors. The restricted stock awards granted in January 2026 and 2025 vested immediately upon grant. Director compensation expense related to these grants was $56 thousand and $56 thousand for the three months ended March 31, 2026 and 2025 and is included in other expenses in the consolidated statements of income and comprehensive income.

There were no time based or performance awards granted to employees during the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company granted 40,237 performance based restricted stock units and 13,917 time based restricted stock units to employees under the 2023 Plan. The time-based restricted stock awards and restricted stock units granted to employees in 2025, 2024 and 2023 vest equally over three, five or seven years, as applicable. The performance-based restricted stock units vest over two or three fiscal years and include conditions based on the Company’s two- and three-year cumulative diluted earnings per share and two and three-year average return on tangible common equity which determines the number of restricted stock units that may vest.

The Company expenses the fair value of all employee share-based compensation over the requisite service period commencing at grant date. The fair value of restricted stock is expensed on a straight-line basis. Compensation is recognized over the vesting period and adjusted based on the performance criteria. The Company classifies share-based compensation for employees within “salaries and employee benefits expense” on the consolidated statements of income and comprehensive income. The Company recognized compensation costs of $218 thousand and $279 thousand for the three months ended March 31, 2026, and 2025, for awards granted under the 2023 Plan. The Company recognized net compensation costs of $186 thousand for the three months ended March 31, 2025 for the awards granted under the 2017 Plan.

As of March 31, 2026, the Company had $2.3 million of unrecognized compensation expense associated with restricted stock and restricted stock unit awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 3.6 years.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that no amount will be reclassified as a reduction to interest income.

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

As of March 31, 2026 and December 31, 2025, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
AFS Securities (1)	$136,306	$139,219	$147	$303
Total	$136,306	$139,219	$147	$303
(1)	Fixed Rate AFS Securities. These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2026, the amortized cost basis of the closed portfolios used in these hedging relationships was $136.3 million. The amounts of the designated hedged items were $25.0 million. At December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $139.2 million. The amounts of the designated hedged items were $75.0 million.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of March 31, 2026, the Company had 179 interest rate swaps with an asset notional of $446.0 million and a liability notional of $415.6 million, related to this program.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025.

Fair Values of Derivative Instruments
		Derivative Assets							Derivative Liabilities

		As of March 31, 2026 (1)				As of December 31, 2025 (1)			As of March 31, 2026 (1)			As of December 31, 2025 (1)
(Dollars in thousands)		Notional Amount	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$		Other assets	$		Other assets	$		$25,000	Other liabilities	$158	Other liabilities	$329
Total derivatives designated as hedging instruments				$			$				$158		$329

Derivatives not designated as hedging instruments
Interest rate products		$408,661	Other assets		$14,702	Other assets		$15,896	$408,661	Other liabilities	$14,425	Other liabilities	$15,659
Other contracts		37,321	Other assets		2	Other assets		2	6,919	Other liabilities		Other liabilities
Total derivatives not designated as hedging instruments					$14,704			$15,898			$14,425		$15,659

(1)	The notional asset amount of interest rate swaps and risk participation agreements were $408.7 million and $37.3 million, respectively, at March 31, 2026, and $368.5 million and $34.0 million, respectively, at December 31, 2025.

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of fair value and cash flow hedge accounting on the Consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025.

		Location and Amount of Gain or (Loss)
		Recognized in Income on Fair Value and
		Cash Flow Hedging Relationships
		For the three months ended March 31,
		2026		2025
(Dollars in thousands)		Interest Income		Interest Income
Total amounts of income and expense line items presented in the statements of income and
comprehensive income in which the effects of fair value or cash flow hedges are recorded		$(68)		$255

The effects of fair value and cash flow hedging:
(Loss) or gain on fair value hedging relationships
Interest contracts
Hedged items		(157)		107
Derivatives designated as hedging instruments		89		148
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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025.

		Amount of Gain or (Loss)	Amount of Gain or (Loss)
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income on Derivative
	Recognized in Income	Three Months Ended	Three Months Ended
(Dollars in thousands)	on Derivatives	March 31, 2026	March 31, 2025
Derivatives not designated as hedging instruments:
Interest rate products	Noninterest income (expense)	$40	$(63)
Other contracts	Noninterest income (expense)
Total		$40	$(63)

Fee income	Noninterest income	$620	$106

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated balance sheets.

Offsetting of Derivative Assets
as of March 31, 2026
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$14,702	$	$14,702	$	$10,060	$4,642

Offsetting of Derivative Liabilities
as of March 31, 2026
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted(1)	Amount

Derivatives	$14,584	$	$14,584	$14,584	$	$

Offsetting of Derivative Assets
as of December 31, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$15,896	$	$15,896	$	$8,960	$6,936

Offsetting of Derivative Liabilities
as of December 31, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted(1)	Amount

Derivatives	$15,988	$	$15,988	$15,988	$	$

(1)	Cash collateral of $1.0 million and $2.2 million was paid as of March 31, 2026 and December 31, 2025, respectively, but not presented as an offset above.

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions, and the Company would be required to settle its obligations under the agreements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

As of March 31, 2026, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.5 million. As of December 31, 2025, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.3 million.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.0 million and $2.2 million against its obligations under these agreements at March 31, 2026 and December 31, 2025, respectively. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the termination value.

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at March 31, 2026 and December 31, 2025 are summarized as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Interest-bearing deposits:
Money market accounts	$1,054,968	$989,230
Interest-bearing demand and NOW accounts	1,252,542	1,285,767
Savings accounts	512,057	497,523
Time deposits less than $250	425,049	477,115
Time deposits $250 or more	211,412	229,949
Total interest-bearing deposits	3,456,028	3,479,584
Noninterest-bearing deposits	969,341	954,485
Total deposits	$4,425,369	$4,434,069

Time deposits less than $250 thousand included brokered deposits of $112.1 million at March 31, 2026 and $152.3 million at December 31, 2025.

The scheduled maturities of all time deposits through March 31 of each year are summarized as follows:

(Dollars in thousands)
2027	$563,056
2028	42,667
2029	15,976
2030	7,920
2031	6,262
Thereafter	580
$636,461

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

11. Borrowings

Short-term borrowings, which included FHLB overnight borrowings or advances with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties, totaled $179.3 million at March 31, 2026, and $32.7 million at December 31, 2025.

The table below outlines short-term borrowings at and for the three months ended March 31, 2026, and at and for the year ended December 31, 2025:

	At and for the three months ended March 31, 2026
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Period	of the Period
FHLB advances - Overnight	$169,261	$30,069	$169,261	3.89%	3.94%
Other borrowings	10,060	9,111	10,060	3.71	3.64
Total short-term borrowings	$179,321	$39,180	$179,321	3.85%	3.92%

	At and for the year ended December 31, 2025
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances - Overnight	$23,761	$16,452	$65,350	4.44%	3.76%
Other borrowings	8,960	12,789	18,160	4.35	3.67
Total short-term borrowings	$32,721	$29,241	$83,510	4.40%	3.74%

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

At March 31, 2026, $2.4 billion in loans were pledged to the FHLB providing a maximum borrowing capacity of $1.7 billion of which $304.1 million was outstanding in short-term and long-term advances and $452.3 million was used to issue standby letters of credit to primarily collateralize public fund deposits.

In addition to borrowings from FHLB and correspondent bank lines of credit, the Company has availability through the Federal Reserve Bank’s Discount Window borrower-in-custody program which allows depository institutions to pledge loans as collateral for Discount Window advances while retaining possession of the loan documentation. At March 31, 2026, $719.0 million in loans were pledged as collateral for the borrower-in-custody program and provided $506.4 million in borrowing capacity. There were no borrowings outstanding under this program at March 31, 2026 and December 31, 2025.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Long-term debt consisting of advances from the FHLB at March 31, 2026 and December 31, 2025 is as follows:

	Interest Rate
(Dollars in thousands, except percents)	Fixed		March 31, 2026	December 31, 2025
March 2026	4.78%	$		$4,292
March 2026	4.20			15,000
May 2026	4.08		5,000	5,000
August 2026	3.98		12,047	12,047
October 2026	3.95		15,284	15,284
March 2027	3.89		10,000
March 2027	3.51		12,198	12,198
June 2027	4.16		5,224	5,224
July 2027	4.01		21,773	21,773
August 2027	4.40		6,461	6,461
October 2027	5.29		2,275	2,617
October 2027	5.18		5,475	5,475
November 2027	3.61		14,937	14,937
January 2028	3.95		10,000
March 2028	4.45		14,188	14,188
Total FHLB long-term debt			134,862	134,496
Less net fair value discount			(112)	(144)
Total long-term debt			$134,750	$134,352

Maturities of long-term debt, by contractual maturity, for the remainder of 2026 and subsequent years are as follows:

(Dollars in thousands)
2026	$32,331
2027	78,343
2028	24,188
Total FHLB long-term debt	134,862
Less net fair value discount	(112)
Total long-term debt	$134,750

12. Subordinated debt

On June 6, 2025, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Subordinated Note Purchase Agreements”) with certain qualified institutional buyers and institutional accredited investors (collectively, the “Subordinated Note Purchasers”) pursuant to which the Company issued and sold $85.0 million in aggregate principal amount of its 7.75% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”) at a price equal to 100 percent of the principal amount. The Subordinated Note Purchase Agreements include customary representations, warranties, and covenants. The Subordinated Notes mature on June 15, 2035, and bear interest at an initial fixed annual rate of 7.75%, payable semi-annually in arrears, to but excluding June 15, 2030. From and including June 15, 2030, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month SOFR plus 411 basis points, payable quarterly in arrears. The Company is entitled to redeem the Subordinated Notes, in whole or in part, any time on or after June 15, 2030, on any interest payment date, and to redeem the Subordinated Notes at any time in whole upon certain other events. Any redemption of the Subordinated Notes will be subject to prior regulatory approval to the extent required. The Subordinated Notes were issued under an Indenture, dated June 6, 2025 (the “Indenture”), by and between

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

the Company and U.S. Bank Trust Company, National Association, as trustee. The Subordinated Notes are not subject to any sinking fund and are not convertible into or, other than with respect to the Exchange Notes, exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Subordinated Notes are not subject to redemption at the option of the holders. The Subordinated Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Subordinated Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Subordinated Notes are intended to qualify as Tier 2 capital for regulatory capital purposes. In connection with the issuance and sales of the Subordinated Notes, the Company entered into registration rights agreements with the Subordinated Notes Purchasers, pursuant to which the Company exchanged most of the Subordinated Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Subordinated Notes. The Subordinated Notes are presented net of unamortized debt issuance costs and included in borrowed funds in the consolidated balance sheets under the caption “Subordinated Debentures.” Subordinated debentures were $83.3 million, net of unamortized debt issuance costs of $1.7 million at March 31, 2026, and $83.2 million, net of unamortized debt issuance costs of $1.8 million at December 31, 2025. Interest expense on the Subordinated Notes was $1.7 million for the three months ended March 31, 2026.

On June 30, 2025, the Company redeemed $33.0 million aggregate principal amount of its 5.375% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2020 Notes”) which were sold to accredited investors on June 1, 2020. The 2020 Notes qualified as Tier 2 capital for regulatory capital purposes. The 2020 Notes bore interest at a rate of 5.375% per year for the first five years and then repriced to 9.08% based on a benchmark rate. For the three months ended March 31, 2025, interest expense on the 2020 Notes was $443 thousand.

The Company assumed $10.3 million of floating rate junior subordinated deferrable interest debentures due December 15, 2036 (“Debentures”) in its 2024 merger with FNCB Bancorp, Inc (the “FNCB merger”) at a fair market value of $8.0 million. The Debentures are held by First National Community Statutory Trust I, a Delaware statutory trust (the “Trust”). The Debentures and corresponding trust preferred securities (the “Trust Securities”) have a variable interest rate which resets quarterly to 3-month CME Term SOFR plus a spread adjustment of 0.26161% and a margin of 1.67%. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Trust Securities is deferrable until a period of twenty consecutive quarters has elapsed. The Trust Securities may be prepaid beginning December 15, 2011. The Company’s investment in the Trust is reflected on a deconsolidated basis. At March 31, 2026 and December 31, 2025, the Debentures were $8.2 million and $8.1 million respectively and are included in borrowed funds in the consolidated balance sheets under the caption “Junior Subordinated Debentures.” Interest expense on the Debentures was $173 thousand for the three months ended March 31, 2026, and $186 thousand for the three months ended March 31, 2025.

13. Related party transactions

In conducting its business, Peoples has engaged in and intends to continue to engage in banking and financial transactions with directors, executive officers and their related parties.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Balance, beginning of period	$139,374	$130,563
Additions, new loans and advances	19,349	12,699
Repayments and other reductions	(8,487)	(3,960)
Balance, end of period	$150,236	139,302

At March 31, 2026 and December 31, 2025, there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by The Bank at March 31, 2026, and December 31, 2025, were $173.7 million and $161.5 million, respectively.

In the course of its operations, the Bank acquires goods and services from, and transacts business with various companies of related parties, which include, but are not limited to legal services, rent, vehicle repair and dealer reserve payments. The Bank recorded payments to related parties for goods and services of $78 thousand for the three months ended March 31, 2026, and $86 thousand for the three months ended March 31, 2025.

14. Regulatory matters

The Company’s ability to pay dividends to its shareholders is largely dependent on The Bank’s ability to pay dividends to the Company. Regulations with respect to the banking industry limit the amount of dividends that may be paid without prior approval of The Bank’s regulatory agency.

The Company and The Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and The Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and The Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of March 31, 2026 and December 31, 2025, that the Company and The Bank met all applicable capital adequacy requirements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Current quantitative measures established by regulation to ensure capital adequacy require The Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier 1 capital, and Tier 1 common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The following tables present summary information regarding the Company’s and Bank’s risk-based capital and related ratios at March 31, 2026 and December 31, 2025:

	March 31, 2026
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$450,966	10.96%	$185,296	4.50%	NA	NA
Bank	532,086	12.95	184,882	4.50	$267,051	6.50%
Tier 1 capital to risk-weighted assets:
Company	460,966	11.20	247,062	6.00	NA	NA
Bank	532,086	12.95	246,509	6.00	328,679	8.00
Total capital to risk-weighted assets:
Company	582,785	14.16	329,416	8.00	NA	NA
Bank	570,616	13.89	328,679	8.00	410,848	10.00
Tier 1 capital to average assets:
Company	460,966	9.03	204,234	4.00	NA	NA
Bank	532,086	10.42	204,233	4.00	255,292	5.00
NA = not applicable

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cautionary Note Regarding Forward-Looking Statements:

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies and expectations of the Company that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause the Company’s actual results to differ materially from those in the forward-looking statements include, but are not limited to: changes in interest rates, including their effect on the Company’s investment values; impairment charges relating to the Company’s investment portfolio; credit risks in connection with the Company’s lending activities; the Company’s exposure to commercial and industrial, construction, commercial real estate, and equipment finance loans; the Company’s ability to maintain an adequate allowance for credit losses; access to liquidity; the strength of the Company’s customer deposit levels; unrealized losses; reliance on the Company’s subsidiaries; accounting procedures, policies and requirements; changes in the value of goodwill; the Company’s ability to attract and retain key personnel; the strength of the Company’s disclosure controls and procedures and internal controls over financial reporting; potential for errors, omissions or fraud; environmental liabilities; reliance on third-party vendors and service providers; the Company’s ability to compete effectively in the Company’s industry and within the Company’s market area, including with respect to competition from financial technology companies and non-bank entities; the development and use of artificial intelligence (“AI”) in business processes, services, and products; including emerging external focus among regulators and other officials related to risk in connection with the development and use of AI; the Company’s ability to prevent, detect and respond to cybersecurity threats and incidents; a failure of information technology, whether due to a breach, cybersecurity incident, or ability to keep pace with growth and developments; the Company’s ability to comply with privacy and data protection requirements; changes in U.S. or regional economic conditions; the soundness of other financial institutions; changes in laws and regulations; geopolitical instability, including wars and other conflicts; fiscal and monetary policies of the federal government and its agencies; a failure to meet minimum capital requirements; the Company’s ability to realize the anticipated benefits of future acquisitions or a change in control; and the Company’s ability to pay dividends. Additional factors that may affect the Company’s results are discussed in Part I, Item 1A of the Company’s Annual Reports on Form 10-K for the year ended December 31, 2025, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to establish critical accounting policies and make accounting estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.

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

For a further discussion of our critical accounting estimates, refer to Note 1 entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Goodwill and Other Intangible Assets:

The Company has goodwill with a net carrying value of $76.0 million at both March 31, 2026 and December 31, 2025. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If the Company’s carrying amount exceeds the fair value of the goodwill, the Company would record an impairment charge based on that difference. At March 31, 2026, we performed a qualitative evaluation, which involves determining whether any events occurred or circumstances changed that would more likely than not reduce the fair value of the Company’s goodwill below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

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

We believe that the fair values of our intangible assets were in excess of their carrying amounts and therefore there was no impairment of intangible assets at March 31, 2026.

Review of Financial Position:

Total assets increased $152.8 million, or 11.8 percent annualized to $5.4 billion at March 31, 2026, from $5.3 billion at December 31, 2025. The increase in the balance sheet was primarily due to increases in loans and cash and cash equivalents, partially offset by a decrease in investment securities. Loans, net increased $123.3 million, or 12.3 percent annualized to $4.2 billion, at March 31, 2026, from $4.1 billion at December 31, 2025. Cash and cash equivalents increased $59.6 million to $328.6 million at March 31, 2026, from $269.0 million at December 31, 2025. Investments decreased $44.3 million to $542.9 million at March 31, 2026, from $587.2 million at December 31, 2025

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Total deposits decreased $8.7 million to $4.4 billion at March 31, 2026, from $4.4 billion at December 31, 2025. Interest-bearing deposits decreased $23.5 million to $3.5 billion at March 31, 2026, compared to $3.5 billion at December 31, 2025. Noninterest-bearing deposits increased $14.8 million to $969.3 million at March 31, 2026, from $954.5 million as of December 31, 2025.

Total short-term borrowings at March 31, 2026, were $179.3 million, an increase of $146.6 million from $32.7 million at December 31, 2025. Long term debt increased $0.4 million to $134.8 million at March 31, 2026, from $134.4 million at December 31, 2025.

Total stockholders’ equity increased $5.7 million from $519.8 million at year-end 2025 to $525.5 million at March 31, 2026, due largely to net income, partially offset by dividends paid to shareholders and an increase in accumulated other comprehensive loss resulting from an increase in the unrealized loss on available-for-sale investment securities. Book value per share increased $0.49 to $52.50 at March 31, 2026, from $52.01 at December 31, 2025. The Bank and the Company were considered well capitalized at March 31, 2026 and December 31, 2025, with regulatory capital ratios that exceeded minimum regulatory capital ratios required to be well capitalized under applicable regulations.

Investment Portfolio:

The majority of the investment portfolio is classified as available for sale, which provides greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available for sale totaled $469.3 million at March 31, 2026, a decrease of $43.3 million, or 34.3 percent annualized, from $512.6 million at December 31, 2025. The decrease was primarily due to additional sales associated with an ongoing portfolio repositioning strategy to replace lower-yielding investment securities with higher-yielding instruments. In the quarter ended March 31, 2026, the Company completed a partial repositioning of the investment securities portfolio, selling $31.9 million of U.S. government agency and sponsored agency mortgage-backed securities resulting in pre-tax gain of approximately $0.5 million. Approximately half of the $32.4 million in proceeds received from the sale were re-deployed back into the available for sale investment portfolio with the remaining proceeds used to fund loan demand. This repositioning followed a previous repositioning completed in the fourth quarter of 2025.

Investment securities held to maturity, which consisted of 84.7 percent mortgage-backed securities issued or guaranteed by U.S. Government agencies and U.S. Government-sponsored entities and 15.3 percent tax-exempt municipal securities, totaled $70.5 million at March 31, 2026, a decrease of $1.5 million, or 8.4 percent annualized from $72.0 million at December 31, 2025. The decrease was primarily due to principal payments on mortgage-backed securities. Held to maturity securities had a market value of $61.0 million at March 31, 2026, compared to $62.8 million at December 31, 2025.

The Company also holds a portfolio of equity investments, consisting primarily of publicly traded bank holding companies, which are carried at fair value. Equity investments totaled $3.1 million at March 31, 2026, compared to $2.6 million at December 31, 2025.

For the three months ended March 31, 2026, investments averaged $611.0 million, a decrease of $32.0 million or 5.0 percent compared to $643.0 million for the same three months of 2025. Average taxable investments decreased $94.6 million, or 17.0 percent to $461.3 million from $555.9 million for the three months ended March 31, 2025. Partially offsetting this decrease was an increase in average tax-exempt municipal bonds of $62.6 million or 71.9 percent to $149.7 million for the three months ended March 31, 2026, from $87.1 million for the comparable period of 2025. Despite the reduction and due to portfolio repositioning strategies, the fully tax-equivalent (“FTE”) yield on the

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

investment portfolio, a non-GAAP measure, increased 85 basis points to 3.80 percent for the three months ended March 31, 2026, from 2.95 percent for the comparable period of 2025.

Securities available for sale are carried at fair value, with unrealized gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive loss component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $25.8 million net of a deferred income tax benefit of $7.2 million at March 31, 2026, and net unrealized losses of $22.8 million, net of deferred income tax benefit of $6.4 million, at December 31, 2025.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Total loans increased $123.3 million or 12.3 percent annualized from $4.1 billion at December 31, 2025, to $4.2 billion at March 31, 2026. The increase was due primarily to strong demand for commercial and residential real estate loans, commercial loans and municipal loans, partially offset by reductions in commercial equipment financing, indirect automobile loans and other consumer loans during the first quarter of 2026.

Commercial and industrial loans increased $7.5 million to $675.4 million at March 31, 2026, compared to $667.9 million at December 31, 2025.

Municipal loans increased $10.3 million to $212.6 million compared to $202.3 million at December 31, 2025.

Commercial real estate loans, which were $2.4 billion at March 31, 2026, increased $108.9 million from $2.3 billion at December 31, 2025.

Residential real estate loans increased $15.8 million to $618.1 million at March 31, 2026, compared to $602.3 million at December 31, 2025.

Consumer loans, which consist primarily of indirect auto loans, decreased $9.9 million to $101.3 million at March 31, 2026, compared to $111.2 million at December 31, 2025.

Equipment financing loans decreased $9.3 million to $159.7 million at March 31, 2026, compared to $169.0 million at December 31, 2025.

For the three months ended March 31, 2026, total loans averaged $4.1 billion, an increase of $139.7 million or 3.5 percent compared to $4.0 billion for the same period of 2025. The FTE yield on the loan portfolio was 5.80 percent for the three months ended March 31, 2026, a 12-basis point decrease from 5.92 percent for the comparable period last year.

In addition to the risks inherent in our loan portfolio, in the normal course of business, we are also a party to financial instruments with off-balance sheet risk to meet certain financing needs of our customers. These instruments include legally binding commitments to extend credit, unused portions of lines of credit and commercial letters of credit made under the same underwriting standards as on-balance sheet instruments, and may involve, to varying degrees, elements of credit risk and interest rate risk (“IRR”) in excess of the amount recognized in the consolidated financial statements.

Unused commitments at March 31, 2026 totaled $904.9 million, consisting of $842.2 million in unfunded commitments of existing loan facilities and $62.7 million in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

believe that amounts actually drawn upon can be funded in the normal course of operations and, therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2025 totaled $894.0 million, consisting of $839.0 million in unfunded commitments of existing loans and $55.0 million in standby letters of credit. An allowance for credit losses, included in other liabilities on the consolidated balance sheets of $1.1 million and $1.3 million was recorded for unused commitments at March 31, 2026, and December 31, 2025, respectively.

Asset Quality:

Distribution of nonperforming assets

(Dollars in thousands, except percents)	March 31, 2026	December 31, 2025
Nonaccrual loans	$11,437	$10,796
Accruing loans past due 90 days or more:	160	524
Total nonperforming loans	11,597	11,320
Foreclosed assets	750	750
Total nonperforming assets	$12,347	$12,070
Total loans held for investment	$4,190,202	$4,066,896
Allowance for credit losses	39,586	39,007
Allowance for credit losses as a percentage of loans held for investment	0.94%	0.96%
Allowance for credit losses as a percentage of nonaccrual loans	346.12%	361.31%
Allowance for credit losses as a percentage of nonperforming loans	341.35%	344.58%
Nonaccrual loans as a percentage of loans held for investment	0.27%	0.27%
Nonperforming loans as a percentage of loans, net	0.28%	0.28%
Nonperforming assets as a percentage of total assets	0.23%	0.23%

Nonperforming assets increased $0.2 million to $12.3 million, or 0.23 percent of total assets, at March 31, 2026, from $12.1 million, or 0.23 percent of total assets, at December 31, 2025. The increase was primarily caused by an increase in nonaccrual loans, partially offset by a decrease in accruing loans past due 90 days or more.

Loans on nonaccrual status increased $0.6 million to $11.4 million at March 31, 2026, from $10.8 million at December 31, 2025. The increase was primarily related to one commercial real estate credit that was placed on nonaccrual status during the first quarter of 2026. There was one foreclosed property with a carrying value of $750 thousand at March 31, 2026, and at December 31, 2025.

While we pursue a goal of maintaining a high loan-to-deposit ratio in order to drive profitability, this objective is superseded by our goal of maintaining strong asset quality. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit.

The allowance for credit losses equaled $39.6 million or 0.94 percent of loans, net, at March 31, 2026, compared to $39.0 million, or 0.96 percent of loans, net, at December 31, 2025. Net charge-offs of $0.8 million were recognized during the three months ended March 31, 2026, and were $0.9 million in the same period in 2025. The provision for credit losses for the quarter ended March 31, 2026, was $1.4 million compared to a provision of $0.2 million in the same quarter of 2025. The provision in 2026 was due primarily to the increase in loan volume, partially offset by decreases in qualitative factor adjustments primarily related to the seasoning of the commercial equipment financing portfolio.

Deposits:

We attract the majority of our deposits from within our market areas through the offering of various deposit instruments including demand deposit accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Total deposits decreased $8.7 million, or 0.8 percent annualized, to $4.4 billion at March 31, 2026, from $4.4 billion at December 31, 2025. Interest-bearing deposits decreased $23.6 million, or 2.8 percent annualized, and were $3.5 billion at March 31, 2026 and December 31, 2025, respectively. Partially offsetting the decrease in interest-bearing deposits was an increase in noninterest-bearing deposits of $14.9 million, or 6.3 percent annualized, when comparing March 31, 2026, to December 31, 2025. The decrease in interest-bearing deposits was primarily due to reductions in brokered and retail time deposits, coupled with cyclical fluctuations in municipal deposit balances, partially offset by increases in money market deposits and savings accounts.

Interest-bearing demand deposits and NOW accounts decreased $33.2 million, and were $1.3 billion at March 31, 2026, and December 31, 2025. The decrease was primarily caused by cyclical outflows of municipal deposits. Money market accounts increased $65.7 million and were $1.1 billion at March 31, 2026, from $1.0 billion at December 31, 2025. Savings accounts increased $14.5 million to $512.0 million as of March 31, 2026, from $497.5 million at December 31, 2025. Time deposits less than $250 thousand decreased $52.1 million to $425.0 million at March 31, 2026, from $477.1 million at December 31, 2025, due primarily to a reduction of $40.1 million in brokered CDs. Time deposits of $250 thousand or more decreased $18.5 million to $211.4 million at March 31, 2026, from $229.9 million at year end 2025.

Our deposit base is diversified and consisted of 41.4 percent retail accounts, 36.4 percent commercial accounts, 19.7 percent municipal relationships and 2.5 percent brokered deposits at March 31, 2026. At March 31, 2026, total estimated uninsured deposits were approximately $1.5 billion, or 34.5 percent of total deposits; as compared to approximately $1.5 billion, or 34.3 percent of total deposits at December 31, 2025.

Interest-bearing deposits averaged $3.4 billion for the three months ended March 31, 2026, a decrease of $34.5 million compared to $3.4 billion for the same three months of 2025. The cost of interest-bearing deposits was 2.16 percent for the three months ended March 31, 2026, a decrease of 30 basis points compared to 2.46 percent for the same period of 2025, which reflected overall lower market interest rates.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB. In addition, The Bank may borrow from the Federal Reserve utilizing the Discount Window.

Overall, total borrowings were $405.5 million at March 31, 2026, which included short-term borrowings, long-term debt, and subordinated debt, compared to $258.4 million at December 31, 2025, an increase of $147.1 million. At March 31, 2026, short-term borrowings, which were comprised of both overnight borrowings from the FHLB and cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $179.3 million compared to $32.7 million at December 31, 2025, an increase of $146.6 million. The increase in short-term borrowings was used to support on balance sheet liquidity at March 31, 2026. Long-term debt was $134.8 million at March 31, 2026, compared with $134.4 million at year end 2025, and was comprised exclusively of advances from the FHLB. Junior subordinated debt, which was acquired as part of the 2024 FNCB merger and reported net of discount, totaled $8.2 million and $8.1 million at March 31, 2026, and December 31, 2025, respectively. Subordinated debt outstanding was $83.3 million at March 31, 2026, and $83.2 million at December 31, 2025.

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

These obligations are managed daily, thus enabling us to effectively monitor fluctuations in our liquidity position and to adapt that position according to market influences and balance sheet trends. Future liquidity needs are forecasted, and strategies are developed to maintain adequate liquidity.

Historically, core deposits have been the primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available for sale securities and mortgage loans held for sale.

Management actively monitors the Company’s liquidity position, sources of available liquidity in relation to funding and cash flow needs. Additionally, the Company’s ALCO generally meets quarterly, and most recently met in February 2026 to review our IRR profile, capital adequacy and liquidity. On March 31, 2026, the Company’s cash and cash equivalents were $328.6 million. In addition to cash and cash equivalents, the Company had ample sources of additional liquidity including available borrowing capacity with the FHLB and Federal Reserve Discount Window and federal fund lines of credit with correspondent banks. Our maximum borrowing capacity with the FHLB as of March 31, 2026, was $1.7 billion, of which $756.4 million was outstanding in the form of borrowings and irrevocable standby letters of credit, with remaining availability of $0.9 billion. Additionally, the Company maintains $506.4 million of availability at the Federal Reserve Discount Window, through a borrower-in-custody of collateral arrangement, which enables us to pledge certain loans not being used as collateral elsewhere. Additional sources of credit with corresponding banks total $27.0 million, none of which are currently utilized. The Company also maintains an available for sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities, highly rated municipal securities and U.S. agency-backed mortgage-backed securities. This portfolio serves as an additional source of liquidity and capital. At March 31, 2026, the Company’s available for sale investment portfolio totaled $469.3 million, of which $165.5 million was unencumbered. We believe our liquidity position is sufficient to meet our current and anticipated financial obligations and commitments in a timely manner.

We employ several analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2026. Our noncore funds at March 31, 2026, were comprised of time deposits in denominations of $100 thousand or more, brokered deposits and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and could be highly volatile. On March 31, 2026, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 12.1 percent, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 7.3 percent. Our reliance on non-core funding at March 31, 2026 increased modestly as compared to our reliance at December 31, 2025, which primarily reflected an increase in non-core

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

funds outstanding, specifically short-term borrowings. Our overall noncore dependence ratio at December 31, 2025 was 11.2 percent and our net short-term noncore funding dependence ratio was 6.3 percent.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $59.6 million during the three months ended March 31, 2026. Comparatively, cash and cash equivalents decreased $58.7 million for the same period last year. For the three months ending March 31, 2026, net cash inflows of $8.3 million from operating activities and $131.6 million from financing activities were offset by $80.3 million used in investing activities. For the same period of 2025, net cash outflows of $108.5 million from financing activities were offset by $40.7 million received in investing activities and $9.1 million received in operating activities.

Operating activities provided net cash of $8.3 million for the three months ended March 31, 2026, and provided $9.1 million for the corresponding three months of 2025. Net income, adjusted for the effects of gains and losses along with non-cash transactions such as depreciation, amortization and accretion and the provision for credit losses, is the primary source of funds from operations.

Investing activities primarily include lending activities, and investment portfolio transactions. Investing activities used net cash of $80.3 million for the three months ended March 31, 2026, compared to providing net cash of $40.7 million for the same period of 2025. Increases in loans and purchases of investments, partially offset by proceeds received from repayments and sales of investment securities, were the primary factors causing the net outflow.

Financing activities provided net cash of $131.6 million for the three months ended March 31, 2026, and used net cash of $108.5 million for the corresponding three months of 2025. For the three months ended March 31, 2026, the net increase was primarily driven by increases in short term borrowings and long-term debt, partially offset by decreased deposits, and dividends paid to shareholders. The net outflow of cash for the comparative period of 2025 was primarily caused by decreases in deposits, borrowings and payment of dividends to shareholders. While a portion of the deposit outflows are seasonal, we continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. We believe that our current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $525.5 million or $52.50 per share at March 31, 2026, an increase of $5.7 million compared to $519.8 million or $52.01 per share at December 31, 2025. The increase in stockholders’ equity was primarily due to net income, partially offset by cash dividends paid and an increase in accumulated other comprehensive loss which was largely due to changes in market values of available for sale investment securities.

Dividends declared equaled $0.625 per share for the three months ended March 31, 2026, and $0.6175 per share for the same period of 2025. The Company has paid cash dividends since its formation as a bank holding company in 1986. On April 24, 2026, the Company’s board of directors declared a second quarter dividend of $0.625 per share payable on June 15, 2026, to shareholders of record as of May 29, 2026. It is the present intention of the Company’s board of directors to continue to pay comparable quarterly dividends. Future dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the board of directors considers payment of dividends.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Current rules, which implemented the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act, call for the following capital requirements: (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent; (ii) a minimum ratio of tier 1 capital to risk-weighted assets of 6 percent; (iii) a minimum ratio of total capital to risk-weighted assets of 8 percent; and (iv) a minimum leverage ratio of 4 percent. In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At March 31, 2026, The Bank’s Tier 1 capital to total average assets was 10.42 percent as compared to 10.22 percent at December 31, 2025. The Bank’s Tier 1 capital to risk weighted asset ratio was 12.95 percent and the total capital to risk weighted asset ratio was 13.89 percent at March 31, 2026. The respective ratios were 13.06 percent and 14.01 percent at December 31, 2025. The Bank’s common equity Tier 1 to risk weighted asset ratio was 12.95 percent at March 31, 2026, compared to 13.06 percent at December 31, 2025. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at March 31, 2026.

At March 31, 2026, the Company’s Tier 1 capital to total average assets was 9.03 percent as compared to 8.84 percent at December 31, 2025. The Company’s Tier 1 capital to risk weighted asset ratio was 11.20 percent and the total capital to risk weighted asset ratio was 14.16 percent at March 31, 2026. These ratios were 11.28 percent and 14.31 percent at December 31, 2025. The Company’s common equity Tier 1 to risk weighted asset ratio was 10.96 percent at March 31, 2026, compared to 11.03 percent at December 31, 2025.

Review of Financial Performance:

The Company reported net income of $14.7 million or $1.47 per diluted share for the three months ended March 31, 2026, a decrease of $0.3 million when compared to a net income of $15.0 million or $1.49 per diluted share for the comparable period of 2025. The $0.3 million reduction in net income comparing the three months ended March 31, 2026 and 2025 was primarily due to an increase in the provision for credit losses due to strong loan growth, coupled with an increase in non-interest expense, which were partially offset by increases in net interest income and non-interest income. The Company recorded a $1.4 million provision for credit losses during the first quarter of 2026 compared to a $0.2 million provision for the comparable quarter of 2025. Noninterest expenses increased by $2.5 million, primarily due to increases in salaries and benefits and net occupancy and equipment expenses. For the three months ended March 31, 2026, net interest income increased $3.4 million to $42.9 million from $39.5 million for the three months ended March 31, 2025. Noninterest income was $6.9 million for the three months ended March 31, 2026, an increase of $0.6 million from $6.3 million in the year ago period. The current period includes a gain of $0.5 million from the sale of available-for-sale investment securities and an increase of $0.4 million in positive market value adjustments on equity securities.

Return on average assets (“ROAA”) measures our net income in relation to total assets. Our annualized ROAA was 1.15 percent for the first quarter of 2026 compared to 1.22 percent for the same period of 2025. Return on average equity (“ROAE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our annualized ROAE was 11.26 percent for the first quarter of 2026 compared to 12.70 percent for the comparable period in 2025.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Non-GAAP Financial Measures:

In addition to evaluating its results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as interest income adjusted to FTE, net interest income adjusted to FTE, efficiency ratio, adjusted noninterest expense, and FTE net interest income plus noninterest income. The Company believes the reported non-GAAP financial measures provide information useful to investors in understanding its operating performance and trends. For the non-GAAP disclosures used in this report, a reconciliation to the comparable GAAP measure is provided in the accompanying tables. The non-GAAP financial measures the Company uses may differ from the non-GAAP financial measures of other financial institutions.

The following are non-GAAP financial measures which management believes provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s consolidated financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the fully taxable equivalent (FTE) adjustment was 21.0 percent for 2026 and 2025.

The following table reconciles the non-GAAP financial measures of net interest income adjusted to FTE for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Interest income (GAAP)	$64,704	$62,426
Adjustment to FTE	851	702
Interest income adjusted to FTE (non-GAAP)	65,555	63,128
Interest expense	21,837	22,878
Net interest income adjusted to FTE (non-GAAP)	$43,718	$40,250

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands, except percents)	2026	2025
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$29,863	$27,353
Less: amortization of intangible assets expense	1,517	1,683
Less: acquisition related expenses		154
Noninterest expense adjusted (non-GAAP)	28,346	25,516

Net interest income (GAAP)	42,867	39,548
Plus: taxable equivalent adjustment	851	702
Noninterest income (GAAP)	6,898	6,256
Less: net gains on equity securities	456	71
Less: net gains on sale of available for sale securities	510
Less: net gains on sale of fixed assets		680
Net interest income (FTE) plus noninterest income (non-GAAP)	$49,650	$45,755

Efficiency ratio (non-GAAP)	57.09%	55.77%

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

On September 17, 2025, the Federal Open Market Committee (FOMC) reduced the target federal funds rate by 25 basis points to 4.25 percent, after maintaining the rate at 4.50 percent since December 18, 2024. The Committee—whose mandate is to promote maximum employment and maintain inflation at 2 percent over the longer run—cited rising economic uncertainty and increasing risks to the labor market as key reasons for the rate cut. Following this action, the national prime rate declined by 25 basis points, from 7.50 percent to 7.25 percent. The FOMC implemented two additional 25 basis point cuts on October 29 and December 10, 2025, bringing the federal funds target rate to 3.75 percent by year end. In response, the national prime rate also fell, ending 2025 at 6.75 percent. During the first quarter, the FOMC signaled that the existing rate level was sufficiently restrictive to guide inflation lower while avoiding undue pressure on employment. The FOMC emphasized that future adjustments would depend on incoming data, but no rate cuts or hikes occurred during the quarter. Due to the recent conflict in the Middle East, we expect uncertainty with respect to economic conditions to remain elevated, which may result in future FOMC actions. Any additional rate actions by the FOMC could have a negative impact on Peoples’ net interest margin and net interest income.

Changes in net interest income are measured by net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the net interest margin analysis more comparable, tax-exempt income and yields are reported in this analysis on a tax-equivalent basis, using the prevailing federal statutory tax rate of 21.0 percent in 2026 and 2025. Tax-exempt loan and investment income is not reported on an FTE basis on the consolidated statements of income and comprehensive income.

For the three months ended March 31, 2026, the average balances included $4.1 billion in loans, $611.0 million in investments, $3.4 billion in interest bearing deposits, and $264.5 million in borrowings, which was comprised of $83.2 million in subordinated debt and $8.2 million in junior subordinated debt. For the three months ended March 31, FTE net interest income, a non-GAAP measure, increased $3.4 million to $43.7 million in 2026 from $40.3 million in 2025. The FTE net interest spread increased to 3.10 percent for the three months ended March 31, 2026, from 2.92 percent for the three months ended March 31, 2025, which was caused by a 17-basis point decrease in the average rate paid on interest-bearing liabilities, and a 1 basis point increase in the earning asset yield. The FTE net interest margin increased 17 basis points to 3.67 percent for the first quarter of 2026 from 3.50 percent for the comparable period of 2025. The increase in tax-equivalent net interest margin from a year ago was primarily due to decreases in average deposit rates, specifically money market demand accounts and time deposits, coupled with higher volumes of earning assets, partially offset by decreases in average loan rates and increases in average volumes and rates of subordinated debt.

For the three months ended March 31, FTE interest income on earning assets, a non-GAAP measure, increased $2.4 million to $65.5 million in 2026 as compared to $63.1 million in 2025. The increase to FTE interest income was primarily due to increases in the volume of earning assets and increases in FTE yields on taxable investment securities due to our ongoing portfolio repositioning, as new purchases were added at higher yields than the securities sold. Average loan balances were $139.7 million higher when compared to the same quarter in 2025 while average investment balances were $32.0 million lower when compared to the year ago quarter. Meanwhile, average federal funds sold increased $62.1 million to $88.1 million for the three months ended March 31, 2026, from $26.0 million for the same three months of 2025. The overall yield on earning assets, on an FTE basis, increased 1 basis point for the three months ended March 31, 2026, to 5.51 percent as compared to 5.50 percent for the three months ended March 31, 2025. The yield on loans decreased 12 basis points in the first quarter of 2026 to 5.80 percent from 5.92 percent for the first quarter of 2025, while the yield on federal funds sold decreased 75 basis points to 3.70 percent from 4.45 percent when comparing the first quarters of 2026 and 2025, respectively. FOMC rate actions in the second half of 2025 contributed to the decreases in yields on loans and federal funds sold. Partially offsetting the reductions in loan and federal funds sold yields, was an 85 basis point increase in the yield earned on investments in the first quarter of 2026 to 3.80 percent from 2.95 percent for the first quarter of 2025, which was primarily due to the partial repositioning transactions completed in both the fourth quarter of 2025 and the first quarter of 2026 where cash flows received from the sales were reinvested into higher yielding securities.

Total interest expense decreased $1.1 million to $21.8 million for the three months ended March 31, 2026, from $22.9 million for the three months ended March 31, 2025. The decrease in interest expense was primarily due to a reduction in average deposit rates, especially in money market accounts as well as lower rates paid on time deposits and on short and long term-term borrowings, partially offset by an increase in the average balance and rate of subordinated debt. In June 2025, the Company called and redeemed $33.0 million of its subordinated notes due in June 2030, which had repriced to 9.08 percent and issued $85.0 million in fixed-to-floating rated subordinated notes due June 2035 at an initial fixed rate through June 2030 of 7.75 percent. The total cost of funds, including the impact of noninterest-bearing deposits, decreased 15 basis points for the three months ended March 31, 2026, to 1.93 percent as compared to 2.08 percent in the year ago period. Average noninterest bearing deposits increased $54.6 million to $929.7 million for the three months ended March 31, 2026, compared to $875.1 million for the same three months of 2025.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net interest income changes due to rate and volume for the three months ended March 31

	2026 vs 2025
	Increase (decrease)
	attributable to
(Dollars in thousands)	Total	Rate	Volume
Interest income:
Loans:
Taxable	$1,104	$(6,306)	$7,410
Tax-exempt	(224)	(3)	(221)
Investments:
Taxable	119	3,439	(3,320)
Tax-exempt	933	448	485
Interest-bearing deposits	(24)	(9)	(15)
Federal funds sold	519	(1,378)	1,897
Total interest income	2,427	(3,809)	6,236
Interest expense:
Money market accounts	(99)	(10,620)	10,521
Interest-bearing demand and NOW accounts	(478)	3,201	(3,679)
Savings accounts	60	56	4
Time deposits less than $100	(2,119)	(792)	(1,327)
Time deposits $100 or more	(72)	(961)	889
Short-term borrowings	147	(215)	362
Long-term debt	227	(858)	1,085
Subordinated debt	1,306	354	952
Junior subordinated debt	(13)	(27)	14
Total interest expense	(1,041)	(9,862)	8,821
FTE net interest income changes (non-GAAP)	$3,468	$6,053	$(2,585)

FTE net interest income, a non-GAAP measure, was $43.7 million for the three months ended March 31, 2026, and $40.3 million in the comparable period last year. Contributing to the $3.4 million increase in FTE net interest income was a positive rate variance partially offset by a negative volume variance. The positive rate variance resulted in an increase in net interest income of $6.1 million comparing the first quarters of 2026 and 2025, while the impact from changes in average interest-earning assets and interest-bearing liabilities resulted in a decrease in FTE net interest income, a non-GAAP measure, of $2.6 million.

For the three months ended March 31, 2026, the favorable rate variance resulted primarily from a 17-basis point decrease in the cost of funds. With regard to the decrease in funding costs, the average rate paid on interest-bearing deposits decreased 30 basis points to 2.16 percent from 2.46 percent in the year ago period resulting in a decrease in interest expense of $9.1 million. The reduction in interest-bearing deposits costs was largely influenced by decreases in the average rate paid of money market deposits and time deposits. Comparing the first quarters of 2026 and 2025, the average cost of money market deposits decreased 131 basis points to 2.57 percent from 3.88 percent, respectively, which resulted in a decrease in interest expense of $10.6 million. Additionally, the yield on large denomination time deposits decreased 29 basis points and resulted in a decrease in interest expense of $1.0 million and the yield on time deposits less than $100 thousand decreased 88 basis points, which resulted in a decrease in interest expense of $0.8 million. Partially offsetting the reduction in money market and time deposit costs were increases in the average rate paid for interest-bearing demand deposits and NOW accounts and savings of 19 basis points and 5 basis points, respectively, which caused a combined increase to interest expense of $3.3 million. The yield on long-term debt decreased 63 basis points to 4.25 percent for the three months ended March 31, 2026, from 4.88 percent for the same three-month period ended March 31, 2025, and resulted in a decrease of $0.9 million in interest expense. The yield on short-term borrowings

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

decreased 67 basis points to 3.85 percent for the three months ended March 31, 2026 from 4.52 percent for the same three months of period in 2025 and resulted in a $0.2 million decrease to interest expense. The Company issued $85.0 million of 7.75 percent fixed-to-floating subordinated notes on June 6, 2025, due 2035, and on June 30, 2025, redeemed $33.0 million of its 5.375 percent fixed-to -floating subordinated notes due 2030. Combined, these notes resulted in an increase in yield of 308 basis points and resulted in a $0.4 million increase in interest expense.

Comparing the three months ended March 31, 2026, and 2025, the FTE yield on earning assets was 5.51 percent for the first quarter of 2026, a decrease of 1 basis points from 5.50 percent in 2025. A 12-basis point decrease in the FTE yield on average loans overshadowed the positive impact of an 85-basis point increase in the average FTE yield on investments, resulting in a $3.8 million reduction to FTE interest income due to changes in rate. The FTE yield on the loan portfolio decreased 12 basis points to 5.80 percent in 2026 from 5.92 percent in 2025 and resulted in a decrease to interest income of $6.3 million. The yield on the taxable investment portfolio increased 73 basis points to 3.78 percent during the three months ended March 31, 2026, from 3.05 percent in the year ago period, resulting in an increase of $3.4 million in interest income. The yield on the tax-exempt investment portfolio increased 155 basis points to 3.88 percent from 2.33 percent in the year ago period resulting in a $0.4 million increase to interest income.

Average earning assets increased $168.1 million to $4.8 billion for the three months ended March 31, 2026, from $4.7 billion for the same three months of 2025 and accounted for a $6.2 million increase in interest income. The impact of the increase in average earning assets was more than entirely offset by a $71.0 million increase in average interest-bearing liabilities, which resulted in an $8.8 million increase in interest expense.

Average taxable loans increased $161.5 million, which caused interest income to increase by $7.4 million. Average tax-exempt loans decreased $21.8 million, which caused interest income to decrease $0.2 million. Average taxable investments decreased $94.6 million comparing March 31, 2026, and 2025, which resulted in a decrease to interest income of $3.3 million. Average tax-exempt investments increased $62.6 million, which resulted in an increase to interest income of $0.5 million. An increase in average federal funds sold balances of $62.1 million resulted in an increase of $1.9 million in interest income for the three months ended March 31, 2026.

Average interest-bearing liabilities increased $71.0 million to $3.7 billion for the three months ended March 31, 2026, from $3.6 billion for the three months ended March 31, 2025, resulting in a net increase in interest expense of $8.8 million. Non-maturing interest-bearing deposit accounts, including demand, money market, and savings accounts increased $97.2 million which resulted in a total increase in interest expense of $6.8 million. In addition, large denomination time deposits averaged $22.4 million more comparing the three months ended March 31, 2026 and 2025 and caused interest expense to increase to $0.9 million. A decrease of $154.1 million in average time deposits of less than $100 thousand, which included a decrease of $127.5 million in higher priced callable brokered CDs, resulted in a decrease to interest expense of $1.3 million. Short-term borrowings averaged $19.0 million higher, which resulted in an increase in interest expense of $0.4 million, while average long-term borrowing increased $36.2 million and resulted in an increase to interest expense of $1.1 million. Average subordinated debt increased $50.2 million and resulted in an increase to interest expense of $1.0 million. Junior subordinated debt saw negligible changes to average balances and interest expense in the three months ended March 31, 2026.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available for sale securities at amortized cost. Income on investment securities and loans is adjusted to an FTE basis using the prevailing federal statutory tax rate of 21 percent.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Three months ended
	March 31, 2026			March 31, 2025
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$3,859,588	$56,316	5.92%	$3,698,124	$55,212	6.05%
Tax-exempt	258,745	2,618	4.10	280,555	2,842	4.11
Total loans	4,118,333	58,934	5.80	3,978,679	58,054	5.92
Investments:
Taxable	461,292	4,294	3.78	555,910	4,175	3.05
Tax-exempt	149,700	1,434	3.88	87,072	501	2.33
Total investments	610,992	5,728	3.80	642,982	4,676	2.95
Interest-bearing deposits	9,591	89	3.76	11,197	113	4.09
Federal funds sold	88,066	804	3.70	25,979	285	4.45
Total interest-earning assets	4,826,982	$65,555	5.51%	4,658,837	$63,128	5.50%
Less: allowance for credit losses	39,470			42,084
Other assets	399,812			391,924
Total assets	$5,187,324			$5,008,677
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market accounts	$1,020,493	$6,471	2.57%	$687,522	$6,570	3.88%
Interest-bearing demand and NOW accounts	1,224,040	5,938	1.97	1,465,210	6,416	1.78
Savings accounts	504,166	421	0.34	498,791	361	0.29
Time deposits less than $100	270,285	2,109	3.16	424,363	4,228	4.04
Time deposits $100 or more	383,825	3,200	3.38	361,469	3,272	3.67
Total interest-bearing deposits	3,402,809	18,139	2.16	3,437,355	20,847	2.46
Short-term borrowings	39,180	372	3.85	20,176	225	4.52
Long-term debt	133,990	1,404	4.25	97,769	1,177	4.88
Subordinated debt	83,222	1,749	8.52	33,000	443	5.44
Junior subordinated debt	8,150	173	8.61	8,050	186	9.37
Total borrowings	264,542	3,698	5.67	158,995	2,031	5.18
Total interest-bearing liabilities	3,667,351	21,837	2.41	3,596,350	22,878	2.58
Noninterest-bearing deposits	929,686			875,053
Other liabilities	58,944			58,018
Stockholders’ equity	531,343			479,256
Total liabilities and stockholders’ equity	$5,187,324			$5,008,677
Net interest income/spread		$43,718	3.10%		$40,250	2.92%
Net interest margin (non-GAAP)			3.67%			3.50%
Tax-equivalent adjustments:
Loans		$550			$597
Investments		301			105
Total adjustments		$851			$702

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Credit Losses:

For the three months ended March 31, 2026, a $1.4 million provision for credit losses was recorded compared to a $0.2 million provision for the same three months of 2025. The increase was primarily due to the impact of significant loan growth during the quarter ended March 31, 2026, partially offset by decreases in qualitative factor adjustments primarily related to seasoning of the commercial equipment financing portfolio. Based on our most current evaluation, we believe that the ACL is adequate to absorb any known and inherent losses in the loan portfolio as of March 31, 2026.

Noninterest Income:

Noninterest income for the three months ended March 31, 2026, was $6.9 million, an increase of $0.6 million from $6.3 million for the same three months of 2025. The increase in non-interest income was primarily due to increases in interest rate swap income, net gains on equity securities and mortgage banking income. Interest rate swap income increased to $0.6 million from a negligible amount due to increased transaction volume. Noninterest income in the first quarter of 2026 included gains of $0.5 million on equity securities, an increase of $0.4 million compared to $0.1 million for the same quarter in 2025, primarily reflecting an increase in market value of the Company’s holdings of common stock of publicly traded bank holding companies. Mortgage banking income, which includes gains on the sale of residential mortgage loans and commission income received on brokered mortgages, increased $0.1 million comparing the first quarters of 2026 and 2025 due primarily to an initiative to grow this line of business. Additionally, noninterest income for the first quarter of 2026 included a $0.5 million gain on the sale of available for sale investment securities. Noninterest income for the first quarter of 2025 included a $0.7 million gain on the sale of the Company’s former corporate headquarters located in Scranton, Pennsylvania.

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

Noninterest expense increased $2.5 million to $29.9 million for the three months ended March 31, 2026, from $27.4 million for the three months ended March 31, 2025, which primarily reflected an increase in salaries and employee benefits, net occupancy and equipment expenses, advertising, and other expenses, with negligible changes in other areas. Salaries and employee benefits increased $1.0 million to $14.5 million for the three months ended March 31, 2026, from $13.4 million for the same three months of 2025, reflecting annual merit increases and higher health insurance costs. Net occupancy and equipment expenses increased $1.1 million to $7.7 million for the quarter ended March 31, 2026, from $6.6 million for the same quarter of 2025, due primarily to higher building lease and maintenance expenses and data processing costs. Advertising increased $0.4 million to $1.3 million in the three months ended March 31, 2026, from $0.9 million in the three months ended March 31, 2025. Other expenses increased $0.3 million to $2.3 million for the three months ended March 31, 2026, from $2.0 million for the three months ended March 31, 2025. The increase in other expenses primarily reflected an increase in bank shares tax expense.

Income Taxes:

We recorded an income tax expense of $3.8 million or 20.4% of pre-tax income for the three months ended March 31, 2026. In comparison, we recorded an income tax expense of $3.2 million, or 17.8% of pre-tax income for the three-month period ended March 31, 2025. The increase in the effective tax rate was largely due to an increase in amortization related to the Company’s low-income housing tax credit investments, coupled with an increase in the provision for state income taxes.

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

A bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities. Interest rate risk is the risk of loss to future earnings due to changes in interest rates. The ALCO is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk. Generally quarterly, ALCO reports on the status of liquidity and interest rate risk matters to the Company’s board of directors. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with the Company’s liquidity, capital adequacy, growth, risk and profitability goals and are within policy limits.

The Company utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore should not be taken as a measure of credit risk. See Note 16, “Derivatives and hedging activities,” to the Audited Consolidated Financial Statements contained in Part II, Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2025 and Note 9, “Derivatives and hedging activities,” to the Unaudited Consolidated Interim Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of March 31, 2026 and December 31, 2025, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the general composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of net interest income in different interest rate scenarios.

Peoples Financial Services Corp.

Model results at March 31, 2026 indicated a higher starting level of net interest income (“NII”) compared to the December 31, 2025 model due to the impact of a larger earning asset base, higher earning asset yields coupled with lower deposit costs. During the three months ended March 31, 2026, asset cashflows repriced into higher yielding instruments, management implemented a strategy to reduce deposit costs and reduced the Company’s higher rate brokered CD portfolio and replaced the funding with FHLB term borrowings with lower rates.

Our interest rate risk position at March 31, 2026 exhibits an asset-sensitive profile. Rising interest rates present the greatest benefit to net interest income, as asset yields reprice higher more quickly while increases in deposit costs lag. Conversely, a sustained falling rate environment—particularly a parallel downward shift in the yield curve—presents the greatest potential risk to NII over the long-term horizon; a steeper yield curve mitigates a portion of the exposure to falling rates. Compared to the December 31, 2025 position, the March 31, 2026 position is more asset-sensitive due to changes to deposit assumptions.

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

During the first quarter of 2026, the FOMC has kept the federal funds target rate constant following a series of reductions in the latter half of 2025. During the three months ended March 31, 2026, the Company reduced its higher rate brokered CD portfolio by $40.1 million to reduce projected levels of interest expense and mitigate any negative impact to NII from the asset side of the balance sheet resulting from any future repricing of loans to a lower rate. These rate actions, and any additional FOMC actions to lower rates, could have a negative impact on NII levels, as floating rate assets would reprice lower. Additionally, an outflow of the Company’s deposits due to lower rates could result in a shift to higher costing funding sources, which would cause reduced levels of NII.

	March 31, 2026
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	12.6	(20.0)	(12.6)	(40.0)
+300	9.7	(20.0)	(8.3)	(30.0)
+200	6.7	(10.0)	(4.6)	(20.0)
+100	3.9	(10.0)	(1.1)	(10.0)
Static
-100	(3.5)	(10.0)	(0.3)	(10.0)
-200	(6.8)	(10.0)	(3.2)	(20.0)
-300	(7.9)	(20.0)	(9.1)	(30.0)
-400	N/A	(20.0)	N/A	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2027, would increase 3.9 percent from model results using current interest rates. Conversely, parallel shifts in general markets rates of minus 100 basis points indicated projected net interest income for the same time period would decrease 3.5 percent.

Additional disclosures about market risk are included in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025, and is incorporated into this Item 3 by reference.

Peoples Financial Services Corp.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2026, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the three months ended March 31, 2026 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K) describes market, credit, and business operations risk factors that could affect our business, results of operations or financial condition. There have been no material changes from the risk factors as previously disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months in the quarter ended March 31, 2026.

Maximum number
				Total number of	(or approximate dollar value)
				shares purchased	of shares that may
				as part of publicly	yet be purchased
	Total number of		Average price	announced plans or	under the plans or
Period	shares purchased		paid per share	programs	programs
January 1 - January 31		$
February 1 - February 28
March 1 - March 31	960		51.80
Total	960	$

Peoples Financial Services Corp.

During the three months ended March 31, 2026 and through the date of this report, the Company did not have any publicly announced share repurchase plans or programs. All of the purchases noted in the table above reflect shares delivered by participants in the Company’s equity incentive plans to pay withholding tax liabilities incident to the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or officers informed management of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Item Number	Description

3.1	Peoples Financial Services Corp. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K filed with the Commission on March 17, 2014).

3.2

Articles of Amendment to the Articles of Incorporation of Peoples Financial Services Corp., effective as of May 19, 2020 (incorporated by reference to Exhibit 3.2 to registrant's quarterly report on Form 10-Q filed with the Commission on August 10, 2020)

3.3

Peoples Financial Services Corp. Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on November 14, 2024)

10.1

Consulting and Confidentiality Agreement dated March 27, 2026 between Peoples Security Bank and Trust Company and Thomas P. Tulaney (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on April 2, 2026)

31.1*	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a)

31.2*	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).

32*	CEO and CFO Certifications Pursuant to Section 1350.

101*

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: May 08, 2026	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer
Principal Executive Officer

Date: May 08, 2026	/s/ James M. Bone, Jr., CPA
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 08, 2026	/s/ Stephanie A. Westington, CPA
Stephanie A. Westington, CPA
Executive Vice President and Chief Accounting Officer
Principal Accounting Officer