Form 10-Q
period 2026-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2026-08-07
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2026

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 10,010,367 at August 1, 2026.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents
Cash and due from banks	$74,930	$58,420
Interest-bearing deposits in other banks	181,320	210,564
Total cash and cash equivalents	256,250	268,984

Investment securities:
Available for sale: Amortized cost of $488,750 and $541,707, respectively, net of allowance for credit losses of $0 at June 30, 2026, and December 31, 2025	458,144	512,563
Held to maturity: Fair value of $59,311 and $62,798, respectively, net of allowance for credit losses of $0 at June 30, 2026, and December 31, 2025	68,723	72,047
Equity investments carried at fair value	2,748	2,598
Total investment securities	529,615	587,208
Loans	4,302,821	4,066,896
Less: allowance for credit losses	42,311	39,007
Net loans	4,260,510	4,027,889
Loans held for sale	718	805
Goodwill	75,986	75,986
Premises and equipment, net	79,523	78,496
Bank owned life insurance	83,124	88,645
Deferred tax assets	25,905	26,555
Accrued interest receivable	17,770	17,633
Intangible assets, net	24,622	27,700
Other assets	86,523	70,677
Total assets	$5,440,546	$5,270,578

Liabilities:
Deposits:
Noninterest-bearing	$946,528	$954,485
Interest-bearing	3,562,324	3,479,584
Total deposits	4,508,852	4,434,069
Short-term borrowings	85,331	32,721
Long-term debt	154,472	134,352
Subordinated debt	83,392	83,187
Junior subordinated debt	8,194	8,140
Accrued interest payable	4,727	6,792
Other liabilities	59,393	51,470
Total liabilities	4,904,361	4,750,731

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 10,010,367, shares at June 30, 2026, and 9,994,595 shares at December 31, 2025	20,053	20,015
Capital surplus	251,224	251,023
Retained earnings	290,556	273,500
Accumulated other comprehensive loss	(25,648)	(24,691)
Total stockholders’ equity	536,185	519,847
Total liabilities and stockholders’ equity	$5,440,546	$5,270,578

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2026	2025	2026	2025
Interest income:
Interest and fees on loans:
Taxable	$59,483	$57,459	$115,799	$112,671
Tax-exempt	2,155	2,302	4,223	4,547
Interest and dividends on investment securities:
Taxable	3,926	4,604	7,961	8,738
Tax-exempt	1,261	399	2,394	795
Dividends	305	40	564	81
Interest on interest-bearing deposits in other banks	622	531	1,515	929
Total interest income	67,752	65,335	132,456	127,761

Interest expense:
Interest on deposits	18,188	20,303	36,327	41,150
Interest on short-term borrowings	536	410	908	635
Interest on long-term debt	1,500	1,211	2,904	2,388
Interest on subordinated debt	1,750	1,026	3,499	1,469
Interest on junior subordinated debt	174	188	347	374
Total interest expense	22,148	23,138	43,985	46,016
Net interest income	45,604	42,197	88,471	81,745
Provision (benefit) for credit losses	3,105	(239)	4,492	(39)
Net interest income after provision (benefit) for credit losses	42,499	42,436	83,979	81,784

Noninterest income:
Service charges, fees, commissions and other	3,411	3,664	6,568	7,068
Merchant services income	489	584	669	815
Commission and fees on fiduciary activities	588	563	1,139	1,100
Wealth management income	753	619	1,399	1,269
Mortgage banking income	302	125	543	239
Increase in cash surrender value of life insurance	500	535	997	1,061
Interest rate swap gain	187	164	847	207
Net gains (losses) on equity investment securities	33	(7)	489	64
Net gains on sale of investment securities available for sale			510
Net gains on sale of fixed assets	271		271	680
Total noninterest income	6,534	6,247	13,432	12,503

Noninterest expense:
Salaries and employee benefits expense	15,087	13,761	29,604	27,242
Net occupancy and equipment expense	7,338	6,284	15,013	12,894
Acquisition related expenses		66		220
Amortization of intangible assets	1,518	1,684	3,035	3,367
Professional fees and outside services	1,068	1,168	2,154	2,179
FDIC insurance and assessments	709	976	1,465	1,998
Advertising and corporate business development	1,449	1,074	2,753	1,933
Other expenses	3,441	3,249	6,449	5,782
Total noninterest expense	30,610	28,262	60,473	55,615
Income before income taxes	18,423	20,421	36,938	38,672
Income tax expense	3,618	3,465	7,386	6,707
Net income	14,805	16,956	29,552	31,965

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available for sale	2,431	1,859	(952)	7,431
Reclassification adjustment for net gains on available for sale securities included in net income			(510)
Change in derivative fair value	80	16	236	(132)
Other comprehensive income (loss) before income tax expense (benefit)	2,511	1,875	(1,226)	7,299
Income tax expense (benefit) related to other comprehensive income (loss)	551	409	(269)	1,592
Other comprehensive income (loss), net of income tax expense (benefit)	1,960	1,466	(957)	5,707
Comprehensive income	$16,765	$18,422	$28,595	$37,672

Per share data:
Net income:
Basic	$1.48	$1.70	$2.95	$3.20
Diluted	$1.48	$1.68	$2.95	$3.18
Dividends declared	$0.6250	$0.6175	$1.2500	$1.2350
Weighted average common shares outstanding:
Basic	10,010,529	9,994,955	10,006,737	9,993,944
Diluted	10,036,037	10,082,260	10,033,374	10,062,831

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

					Accumulated
					Other
	Number of	Common	Capital	Retained	Comprehensive
	Shares	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2026	9,994,595	$20,015	$251,023	$273,500	$(24,691)	$519,847
Net income				14,747		14,747
Other comprehensive loss, net of tax					(2,917)	(2,917)
Cash dividends declared: $0.6250 per common share				(6,246)		(6,246)
Stock compensation			219			219
Restricted stock issued	22,454	45	180			225
Shares withheld to satisfy taxes on restricted stock	(6,561)	(13)	(357)			(370)
Balance, March 31, 2026	10,010,488	$20,047	$251,065	$282,001	$(27,608)	$525,505

Net income				14,805		14,805
Other comprehensive income, net of tax					1,960	1,960
Cash dividends declared: $0.6250 per common share				(6,250)		(6,250)
Stock compensation			211			211
Restricted stock issued	465	8	(8)
Shares withheld to satisfy taxes on restricted stock	(586)	(2)	(44)			(46)
Balance, June 30, 2026	10,010,367	$20,053	$251,224	$290,556	$(25,648)	$536,185

					Accumulated
					Other
	Number of	Common	Capital	Retained	Comprehensive
	Shares	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2025	9,990,724	$19,995	$250,695	$238,955	$(40,695)	$468,950
Net income				15,009		15,009
Other comprehensive income, net of tax					4,241	4,241
Cash dividends declared: $0.6175 per share				(6,158)		(6,158)
Stock compensation		10	(211)			(201)
Restricted stock issued	8,212	16	169			185
Shares withheld to satisfy taxes on restricted stock	(3,453)	(7)	(165)			(172)
Balance, March 31, 2025	9,995,483	$20,014	$250,488	$247,806	$(36,454)	$481,854

Net income				16,956		16,956
Other comprehensive income, net of tax					1,466	1,466
Cash dividends declared: $0.6175 per share				(6,161)		(6,161)
Stock compensation, including tax effects and expenses		2	(4)			(2)
Restricted stock issued		1	22			23
Shares withheld to satisfy taxes on restricted stock	(787)	(2)	(38)			(40)
Balance, June 30, 2025	9,994,696	$20,015	$250,468	$258,601	$(34,988)	$494,096

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2026	2025
Cash flows from operating activities:
Net income	$29,552	$31,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,838	1,610
Amortization of right-of-use lease asset	373	437
Amortization of net deferred loan fees	(251)	(307)
Amortization of debt issuance costs	204	31
Amortization of CDI and other intangibles	3,078	3,419
Amortization expense related to acquired borrowings	110	230
Accretion income related to acquired loans	(6,463)	(8,463)
Amortization expense related to acquired deposits	111	528
Amortization of low-income housing partnerships	1,855	868
Provision for credit losses	4,492	(39)
Net unrealized gain on equity investments	(385)	(64)
Net (gain) loss on sale of other real estate owned	(14)	5
Net gain on sale of equity securities	(104)
Valuation allowance on other real estate	120
Loans originated for sale	(9,061)	(2,050)
Proceeds from sale of loans originated for sale	9,330	1,504
Net gain on sale of loans originated for sale	(182)	(1)
Net accretion of investment securities	(1,662)	(1,936)
Net gain on sale of investment securities available for sale	(510)
Net gain on sale of premises and equipment	(271)	(680)
Increase in cash surrender value of life insurance	(997)	(1,061)
Gain from bank owned life insurance settlement	(280)	(118)
Deferred income tax expense	919	2,449
Stock compensation, including tax effects and expenses	655	(207)
Net change in:
Accrued interest receivable	(137)	(222)
Other assets	(16,069)	2,170
Accrued interest payable	(2,065)	(863)
Other liabilities	7,976	(6,241)
Net cash provided by operating activities	22,162	22,964
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	32,404
Proceeds from sales of equity investments	340
Proceeds from repayments of investment securities:
Available for sale	45,724	58,794
Held to maturity	3,277	2,997
Purchases of investment securities:
Available for sale	(22,952)	(28,229)
Net purchase of restricted equity securities	(1,874)	(1,491)
(Purchase) redemption of equity securities without readily determinable fair value	(92)	22
Net (increase) decrease in loans	(230,398)	3,903
Purchases of premises and equipment	(3,517)	(5,890)
Proceeds from the sale of premises and equipment	733	3,696
Proceeds from bank owned life insurance	6,790	968
Proceeds from sale of other real estate owned	235
Net cash (used in) provided by investing activities	(169,330)	34,770
Cash flows from financing activities:
Net increase (decrease) in deposits	74,672	(120,731)
Proceeds from long-term debt	45,045	15,284
Repayment of long-term debt	(24,981)	(10,653)
Net proceeds from short-term borrowings	52,610	60,440
Proceeds from the issuance of subordinated debt, net of issuance costs		83,133
Repayment of subordinated debt		(33,000)
Cash paid for shares withheld for taxes on compensation	(416)
Cash dividends paid	(12,496)	(12,319)
Net cash provided by (used in) financing activities	134,434	(17,846)
Net (decrease) increase in cash and cash equivalents	(12,734)	39,888
Cash and cash equivalents at beginning of period	268,984	135,851
Cash and cash equivalents at end of period	$256,250	$175,739

For the Six Months Ended June 30,	2026	2025
Supplemental disclosures:
Cash paid during the period for:
Interest	$46,050	$46,879
Income taxes	4,178	3,683
Noncash items:
Origination of mortgage servicing rights	135	19
Initial recognition of right-of-use assets	183	2,786
Initial recognition of lease liability	183	2,786

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

Subsequent events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2026, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.

On July 31, 2026, the Company’s board of directors declared a dividend of $0.6250 per share for the third quarter of 2026. The dividend is payable on September 15, 2026 to shareholders of record as of August 31, 2026. The per share dividend is equal to the per share dividend declared for the second quarter of 2026.

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

ASU 2026-02, “Environmental Credit and Environmental Credit Obligations (Topic 818)” is intended to address the lack of specific U.S. GAAP guidance on environmental credits and environmental credit obligations. ASU 2026-02 aims to improve recognition, measurement, presentation and disclosure of these items and enhance comparability and decision-useful information for investors. The ASU requires entities to clearly present environmental credits and credit obligations in financial statements, distinguishing between compliance and noncompliance credits, providing disclosures that improve understandability and comparability. ASU 2026-02 is effective for public business entities for annual periods beginning after December 15, 2027, including interim periods, and permits early adoption at the start of any annual period. ASU 2026-02 will be effective on January 1, 2028, for the Company’s quarterly financial statements on Form 10-Q and is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” is intended to improve the navigability and clarity of interim reporting requirements under Topic 270. ASU 2025-11 clarifies when Topic 270 applies, adds a comprehensive list of required interim disclosures, and introduces a disclosure principle requiring entities to disclose events occurring after the most recent annual period that have a material impact on the entity. The ASU does not expand or reduce overall interim disclosure requirements but instead compiles and organizes them to improve consistency and comparability. The guidance also clarifies form-and-content expectations for interim financial statements, including the use of condensed statements, and aligns GAAP with prior SEC requirements regarding material events. The amendments are effective for interim reporting periods beginning after December 15, 2027, for public business entities and one year later for all other entities. Early adoption is permitted, with prospective or retrospective application available. ASU 2025-11 will be effective for the interim period beginning January 1, 2028, for the Company’s quarterly financial statements on Form 10-Q and is not expected to have a material impact on the Company’s consolidated financial statements.

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

ASU 2025-01 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”) clarifies the effective date of Accounting Standards Update 2024-03 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) to stipulate that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 will be effective for the Company beginning January 1, 2027, for the Company’s annual financial statements on Form 10-K and January 1, 2028, for the Company’s quarterly financial statements on Form 10-Q and is not expected to have a material impact on the Company’s consolidated financial statements but is expected to result in additional disclosures and potential changes to line items on the consolidated statements of income and comprehensive income.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

2. Accumulated other comprehensive loss:

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

The components of AOCL included in stockholders’ equity at June 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Net unrealized loss on investment securities available for sale	$(30,606)	$(29,144)
Income tax benefit	(6,711)	(6,390)
Net of income taxes	(23,895)	(22,754)
Benefit plan adjustments	(2,178)	(2,178)
Income tax benefit	(478)	(478)
Net of income taxes	(1,700)	(1,700)
Derivative adjustments	(67)	(303)
Income tax benefit	(14)	(66)
Net of income taxes	(53)	(237)
Accumulated other comprehensive loss	$(25,648)	$(24,691)

Other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2026 and June 30, 2025 are as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Unrealized gain (loss) on investment securities available for sale	$2,431	$1,859	$(952)	$7,431
Net (gain) on the sale of investment securities available for sale (1)			(510)
Other comprehensive income (loss) on available-for-sale debt securities	2,431	1,859	(1,462)	7,431
Net change in derivatives	80	16	236	(132)
Other comprehensive income (loss) before taxes	2,511	1,875	(1,226)	7,299
Income tax expense (benefit)	551	409	(269)	1,592
Other comprehensive income (loss)	$1,960	$1,466	$(957)	$5,707

(1)	Represents amounts reclassified out of accumulated other comprehensive loss and included in gains on the sale of investment securities on the consolidated statements of income and comprehensive income.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026		2025
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$14,805	$14,805	$16,956	$16,956
Average common shares outstanding	10,010,529	10,036,037	9,994,955	10,082,260
Earnings per share	$1.48	$1.48	$1.70	$1.68

	For the Six Months Ended June 30,
	2026		2025
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$29,552	$29,552	$31,965	$31,965
Average common shares outstanding	10,006,737	10,033,374	9,993,944	10,062,831
Earnings per share	$2.95	$2.95	$3.20	$3.18

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at June 30, 2026 and December 31, 2025 are summarized below. There was no allowance for credit losses (“ACL”) recorded for available for sale or held to maturity debt securities at June 30, 2026 and December 31, 2025.

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$19,123	$	$1,120	$18,003
State and municipals:
Taxable	64,588	13	7,348	57,253
Tax-exempt	149,271	1,038	7,480	142,829
Residential mortgage-backed securities:
U.S. government agencies	20,476		456	20,020
U.S. government-sponsored enterprises	153,258	149	15,460	137,947
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,679		21	1,658
Private collateralized mortgage obligations	48,018	512	484	48,046
Asset backed securities	14,862	34	306	14,590
Corporate debt securities	16,734	475	153	17,056
Negotiable certificates of deposit	741	1		742
Total available for sale	$488,750	$2,222	$32,828	$458,144
Held to maturity:
Tax-exempt state and municipals	$10,794	$1	$587	$10,208
Residential mortgage-backed securities:
U.S. government agencies	11,593		2,011	9,582
U.S. government-sponsored enterprises	46,336		6,815	39,521
Total held to maturity	$68,723	$1	$9,413	$59,311

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

The Company did not sell any investments from its securities portfolio during the quarter ended June 30, 2026. During the first quarter of 2026, the Company completed a partial repositioning of its investment security portfolio. The Company sold a portion of its available-for-sale residential mortgage-backed securities with an amortized cost of $31.9 million. Proceeds received on the securities sold totaled $32.4 million. The Company realized gross gains of $510 thousand, which is included in noninterest income in the consolidated statements of income and comprehensive income for the six months ended June 30, 2026. There were no gross losses realized upon the sales.

There were no available-for-sale securities sold during the three months and six months ended June 30, 2025.

The following table summarizes the maturity distribution of the amortized cost and fair value, which is the net carrying amount, of the debt securities classified as available for sale at June 30, 2026. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Within one year	$3,135	$3,131
After one but within five years	63,816	60,773
After five but within ten years	61,730	54,916
After ten years	121,776	117,063
	250,457	235,883
Mortgage-backed and other amortizing securities	238,293	222,261
Total	$488,750	$458,144

 The maturity distribution of the amortized cost and fair value of debt securities classified as held to maturity at June 30, 2026, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After one but within five years	$6,186	$5,852
After five but within ten years	4,608	4,356
	10,794	10,208
Mortgage-backed securities	57,929	49,103
Total	$68,723	$59,311

Securities with a carrying value of $372.3 million and $381.8 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law and pledged to the Discount Window at the Federal Reserve.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2026, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2026
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a Loss		Unrealized	Total # in a Loss		Unrealized	Total # in a Loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities available for sale
U.S. Treasury securities				5	$18,003	$1,120	5	$18,003	$1,120
State and municipals:
Taxable				61	55,979	7,348	61	55,979	7,348
Tax-exempt	30	$26,044	$352	82	59,346	7,128	112	85,390	7,480
Residential mortgage-backed securities:
U.S. government agencies	5	20,020	456				5	20,020	456
U.S. government-sponsored enterprises	28	57,863	528	28	60,672	14,932	56	118,535	15,460
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				1	1,658	21	1	1,658	21
Private collateralized mortgage obligations	20	23,581	167	9	8,966	317	29	32,547	484
Asset-backed securities	3	4,704	18	2	1,813	288	5	6,517	306
Corporate debt securities	2	1,738	13	2	2,190	140	4	3,928	153
Total	88	$133,950	$1,534	190	$208,627	$31,294	278	$342,577	$32,828

Securities Held to Maturity
Tax-exempt state and municipals	2	$1,467	$9	10	$6,166	$578	12	$7,633	$587
Residential mortgage-backed securities:
U.S. government agencies				3	9,582	2,011	3	9,582	2,011
U.S. government-sponsored enterprises				8	39,521	6,815	8	39,521	6,815
Total	2	$1,467	$9	21	$55,269	$9,404	23	$56,736	$9,413

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	December 31, 2025
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a Loss		Unrealized	Total # in a Loss		Unrealized	Total # in a Loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities available for sale
U.S. Treasury securities				8	$30,998	$1,127	8	$30,998	$1,127
State and municipals:
Taxable				64	59,002	7,018	64	59,002	7,018
Tax-exempt	37	$35,137	$519	87	63,245	7,379	124	98,382	7,898
Residential mortgage-backed securities:
U.S. government agencies	6	28,689	247				6	28,689	247
U.S. government-sponsored enterprises	3	8,989	60	34	71,288	15,045	37	80,277	15,105
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				1	1,770	19	1	1,770	19
Private collateralized mortgage obligations	8	14,534	96	11	8,000	193	19	22,534	289
Asset-backed securities	3	4,884	12	2	1,888	288	5	6,772	300
Corporate debt securities	2	1,491	9	8	7,451	313	10	8,942	322
Total	59	$93,724	$943	215	$243,642	$31,382	274	$337,366	$32,325

Securities held to maturity
Tax-exempt state and municipals				11	$6,641	$620	11	$6,641	$620
Residential mortgage-backed securities:
U.S. government agencies				3	10,314	1,977	3	10,314	1,977
U.S. government-sponsored enterprises				8	42,288	6,656	8	42,288	6,656
Total				22	$59,243	$9,253	22	$59,243	$9,253

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

Based on an assessment of the factors identified above, management determined the fair value of all the identified investments being less than the amortized costs is primarily caused by the changes in market rates and not credit quality. All interest payments have been received as scheduled, substantially all debt securities are rated above investment grade, and no material downgrades have been announced. Because the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider the unrealized loss to be credit related, thus no allowance for credit loss expense was recorded at June 30, 2026 or December 31, 2025.

Equity Securities

Included in equity securities with readily determinable fair values at June 30, 2026, were investments in the common stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within the Company’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income and comprehensive income.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three and six months ended June 30, 2026, and 2025:

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net gains (losses) recognized on equity securities	$33	$(7)	$489	$64
Less: net gains realized on equity securities sold	104		104
Unrealized (losses) gains on equity securities	$(71)	$(7)	$385	$64

Equity Securities without Readily Determinable Fair Values

At June 30, 2026 and December 31, 2025, equity securities without readily determinable fair values consisted primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $14.3 million and $12.4 million, respectively. Equity securities without readily determinable fair values also included an equity interest in a FinTech company, an investment in a FinTech fund and an equity interest in an insurance agency. Equity securities without readily determinable fair values are included in other assets in the consolidated balance sheets. The Company evaluates equity securities without readily determinable fair values for impairment quarterly, or more frequently should events or circumstances indicate that their respective carrying values may not be recoverable. Based on the evaluations, management concluded that the equity securities without readily determinable fair values were not impaired at June 30, 2026 and December 31, 2025. There were no adjustments for impairment related to these securities during the three and six months ended June 30, 2026.

5. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs, unearned income and net unaccreted discounts on acquired loans, at June 30, 2026, and December 31, 2025 are summarized as follows. The Company had net deferred loan origination costs of $2.1 million and $1.9 million at June 30, 2026 and December 31, 2025, respectively. Unearned income was $1.4 million at June 30, 2026, and $1.5 million at December 31, 2025. The balance of net unaccreted discounts on acquired loans was $36.2 million and $42.7 million at June 30, 2026 and December 31, 2025, respectively.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

(Dollars in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$712,705	$667,948
Municipal	200,552	202,303
Real estate
Commercial	2,490,510	2,314,110
Residential	640,000	602,309
Total	3,130,510	2,916,419
Consumer
Indirect auto	82,721	93,742
Consumer other	16,775	17,496
Total	99,496	111,238
Equipment financing	159,558	168,988
Total	$4,302,821	$4,066,896

Allowance for Credit Losses

The ACL represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and held to maturity securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the ACL for loans is considered a critical accounting estimate by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded ACL. The ACL related to loans receivable and held to maturity debt securities is reported separately as a contra-asset on the consolidated balance sheets. The expected credit loss for off balance sheet commitments, including commitments to extend credit, unused portions of lines of credit and standby letters of credit, is reported on the consolidated balance sheets in other liabilities. The provision for credit losses related to unfunded commitments is reported in other noninterest expense in the consolidated statements of income and comprehensive income.

The Company excludes accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans, which is reported as a component of accrued interest receivable on the consolidated balance sheets, totaled $15.0 million and $14.7 million at June 30, 2026, and December 31, 2025, respectively. Accrued interest receivable is excluded from the estimate of credit losses as the Company has a policy to reverse accrued interest when a loan is placed on nonaccrual status. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the consolidated balance sheets, totaled $2.8 million and $3.0 million, respectively, at June 30, 2026, and December 31, 2025 and is excluded from the estimate of credit losses, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables present the changes in and period end balance of the allowance for credit losses at and for the three and six months ended June 30, 2026 and 2025.

	June 30, 2026
			Real Estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning balance April 1, 2026	$5,985	$1,490	$22,171	$5,071	$1,710	$3,159	$39,586
Charge-offs	(156)		(166)		(311)	(64)	(697)
Recoveries	6			1	156	154	317
Provisions (credits)	1,164	(287)	3,356	(470)	28	(686)	3,105
Ending balance	$6,999	$1,203	$25,361	$4,602	$1,583	$2,563	$42,311

	June 30, 2025
			Real Estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning balance April 1, 2025	$6,422	$1,249	$20,861	$5,069	$2,281	$5,172	$41,054
Charge-offs	(415)		(62)		(259)	(415)	(1,151)
Recoveries	292		566	64	145	159	1,226
(Credits) provisions	(76)	197	(745)	(127)	14	498	(239)
Ending balance	$6,223	$1,446	$20,620	$5,006	$2,181	$5,414	$40,890

	June 30, 2026
			Real Estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning balance January 1, 2026	$6,036	$1,413	$19,998	$4,963	$1,759	$4,838	$39,007
Charge-offs	(156)		(166)		(905)	(446)	(1,673)
Recoveries	27		3	10	257	188	485
Provisions (credits)	1,092	(210)	5,526	(371)	472	(2,017)	4,492
Ending balance	$6,999	$1,203	$25,361	$4,602	$1,583	$2,563	$42,311

	June 30, 2025
			Real Estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning balance January 1, 2025	$6,004	$1,072	$21,804	$4,924	$2,540	$5,432	$41,776
Charge-offs	(572)		(62)	(92)	(646)	(1,012)	(2,384)
Recoveries	305		566	65	318	283	1,537
Provisions (credits)	486	374	(1,688)	109	(31)	711	(39)
Ending balance	$6,223	$1,446	$20,620	$5,006	$2,181	$5,414	$40,890

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table represents the allowance for credit losses by major classification of loans and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at June 30, 2026 and December 31, 2025.

	June 30, 2026
			Real Estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Ending balance	$6,999	$1,203	$25,361	$4,602	$1,583	$2,563	$42,311
Ending balance: individually evaluated for impairment	440		419	69		164	1,092
Ending balance: collectively evaluated for impairment	$6,559	$1,203	$24,942	$4,533	$1,583	$2,399	$41,219
Loans receivable:
Ending balance	$712,705	$200,552	$2,490,510	$640,000	$99,496	$159,558	$4,302,821
Individually evaluated - collateral dependent - real estate			7,023	1,890			8,913
Individually evaluated - collateral dependent - non-real estate	2,600					841	3,441
Collectively evaluated	$710,105	$200,552	$2,483,487	$638,110	$99,496	$158,717	$4,290,467

	December 31, 2025
			Real Estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Ending balance	$6,036	$1,413	$19,998	$4,963	$1,759	$4,838	$39,007
Ending balance: individually evaluated for impairment	404		451	78		399	1,332
Ending balance: collectively evaluated for impairment	$5,632	$1,413	$19,547	$4,885	$1,759	$4,439	$37,675
Loans receivable:
Ending balance	$667,948	$202,303	$2,314,110	$602,309	$111,238	$168,988	$4,066,896
Individually evaluated - collateral dependent - real estate	1,470		4,056	3,039			8,565
Individually evaluated - collateral dependent - non-real estate	485					1,153	1,638
Collectively evaluated	$665,993	$202,303	$2,310,054	$599,270	$111,238	$167,835	$4,056,693

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Nonaccrual Loans

The following table presents the Company’s nonaccrual loans, including non-purchased credit deteriorated (“PCD”) nonaccrual loans, at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial and industrial	$2,699	$2,600	$99
Municipal
Real estate:
Commercial	7,415	7,023	392
Residential	2,326	1,890	436
Consumer	371		371
Equipment financing	856	841	15
Total	$13,667	$12,354	$1,313

	December 31, 2025
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial and industrial	$1,955	$1,016	$939
Municipal
Real estate:
Commercial	4,152	1,178	2,974
Residential	2,511	67	2,444
Consumer	1,048		1,048
Equipment financing	1,130	828	302
Total	$10,796	$3,089	$7,707

Interest income recorded on nonaccrual loans was $368 thousand and $417 thousand for the three and six-month period ending June 30, 2026, and $91 thousand and $143 thousand for the three and six months ended June 30, 2025.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(Dollars in thousands)		2026		2025	2024		2023		2022	Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial and industrial
Pass		$79,012		$79,091	$69,493		$37,572		$47,570	$121,229		$260,449		$10	$694,426
Special mention		36							300	15		1,873			2,224
Substandard		46		373	530		148		1,958	792		12,208			16,055
Total commercial		79,094		79,464	70,023		37,720		49,828	122,036		274,530		10	712,705

Municipal
Pass		18,410		12,249	4,266		1,181		44,955	117,647		1,844			200,552
Special mention
Substandard
Total municipal		18,410		12,249	4,266		1,181		44,955	117,647		1,844			200,552

Commercial real estate
Pass		262,447		400,923	141,666		158,685		526,125	947,847				1,396	2,439,089
Special mention				562			5,760		629	10,001					16,952
Substandard		97		1,144	1,146		1,547		12,023	18,297				215	34,469
Total commercial real estate		262,544		402,629	142,812		165,992		538,777	976,145				1,611	2,490,510

Residential real estate
Pass		31,623		55,146	36,952		38,658		64,674	239,711		172,104			638,868
Special mention
Substandard										959		173			1,132
Total residential real estate		31,623		55,146	36,952		38,658		64,674	240,670		172,277			640,000

Consumer
Pass		12,556		21,434	15,801		18,214		15,170	8,263		7,717			99,155
Special mention
Substandard		2		8	78		83		117	47		6			341
Total consumer		12,558		21,442	15,879		18,297		15,287	8,310		7,723			99,496

Equipment financing
Pass		26,334		43,913	40,926		31,671		12,722	1,803					157,369
Special mention
Substandard				388	648		795		358						2,189
Total equipment financing		26,334		44,301	41,574		32,466		13,080	1,803					159,558

Total Loans		$430,563		$615,231	$311,506		$294,314		$726,601	$1,466,611		$456,374		$1,621	$4,302,821

Gross charge-offs
Commercial and industrial	$		$		$98	$		$		$58	$		$		$156
Municipal
Commercial real estate										166					166
Residential real estate
Consumer				191	265		179		163	107					905
Equipment financing				10	179		76		181						446
Total gross charge-offs	$			$201	$542		$255		$344	$331	$		$		$1,673

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The major classifications of loans by past due status are summarized as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$422	$403	$927	$1,752	$710,953	$712,705	$
Municipal					200,552	200,552
Real estate:
Commercial	1,641	3,028	4,758	9,427	2,481,083	2,490,510
Residential	2,954	426	1,498	4,878	635,122	640,000	451
Consumer	1,701	359	182	2,242	97,254	99,496
Equipment financing	972	191	318	1,481	158,077	159,558
Total	$7,690	$4,407	$7,683	$19,780	$4,283,041	$4,302,821	$451

	December 31, 2025
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$1,090	$147	$1,827	$3,064	$664,884	$667,948	$
Municipal					202,303	202,303
Real estate:
Commercial	3,943	1,459	3,550	8,952	2,305,158	2,314,110
Residential	2,948	1,413	1,748	6,109	596,200	602,309	524
Consumer	2,527	500	776	3,803	107,435	111,238
Equipment financing	733	747	495	1,975	167,013	168,988
Total	$11,241	$4,266	$8,396	$23,903	$4,042,993	$4,066,896	$524

There were no residential real estate loans in the formal process of foreclosure at June 30, 2026. Residential real estate loans in the formal process of foreclosure were $0.6 million at December 31, 2025.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Allowance for Credit Losses on Off Balance Sheet Commitments

Off balance sheet commitments include commitments to extend credit, unused portions of lines of credit and standby letters of credit. The Company establishes an ACL for off-balance sheet commitments, which is included in other liabilities on the consolidated balance sheets, to provide for expected credit losses that may be incurred related to these instruments. The following table presents the activity in the ACL related to off balance sheet commitments, for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025
Beginning balance	$1,081	$677
Charge-off	(3)
Provision for credit losses recorded in noninterest expense	219	172
Total allowance for credit losses on off balance sheet commitments	$1,297	$849

	For the Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025
Beginning balance	$1,305	$880
Charge-off	(3)	(1)
Credit to provision for credit losses recorded in noninterest expense	(5)	(30)
Total allowance for credit losses on off balance sheet commitments	$1,297	$849

The contractual amounts of off-balance sheet commitments at June 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$678,794	$660,353
Unused portions of lines of credit	197,179	178,689
Standby letters of credit	72,570	54,970
	$948,543	$894,012

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Modifications to Borrowers Experiencing Financial Difficulty

There were no modifications made to loans to borrowers experiencing financial difficulty during the three months and six months ended June 30, 2026. There were no modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2025.

The following table presents, by class of loans, information regarding modified loans to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and 2025.

	Other-Than-Insignificant Payment Delay
	For the six months ended June 30,
	2026					2025

	Number of		Amortized Cost	% of Total Class of Financing	Related	Number of	Amortized Cost	% of Total Class of Financing		Related
(Dollars in thousands)	Loans		Basis	Receivable	Reserve	Loans	Basis	Receivable		Reserve
Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and industrial				$0.00%		$1	$242	0.036%	$
Total		$				$1	$242		$

The following table presents, by class of loans, information regarding the financial effect on modified loans to borrowers experiencing financial difficulty during the six months ended June 30, 2025.

	Other-Than-Insignificant Payment Delay
(Dollars in thousands)	No. of Loans	Balance	Financial Effect
For the Six Months Ended June 30, 2025
Nonaccrual modified loans to borrowers experiencing financial difficulty:
Commercial and industrial	1	$242	Modified principal and interest payment to interest only for 4 months
Total	1	$242

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

6. Other assets:

The components of other assets at June 30, 2026 and December 31, 2025 are summarized as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Other real estate owned	$1,341	$1,682
Mortgage servicing rights (1)	1,267	1,211
Prepaid shares tax	1,294	253
Equity investments without readily determinable fair value	5,000	4,908
Prepaid pension	7,259	7,096
Prepaid expenses	8,887	7,813
Restricted equity securities (FHLB and ACBB)	14,331	12,457
Investment in low-income housing limited partnerships	24,486	15,454
Interest rate swaps(2)	14,333	15,583
Other assets	8,325	4,220
Total	$86,523	$70,677
(1)	The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $174.8 million at June 30, 2026, and $174.3 million at December 31, 2025.
(2)	Interest rate swaps balance represents the fair value of the commercial loan back-to-back swaps.

Investments in limited partnerships

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the proportional amortization method of accounting and are included in other assets in the consolidated balance sheets. The limited partnerships are considered to be variable interest entities (“VIEs”) as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. All of the Company’s investments in limited partnerships are privately held, and their market values are not readily available. As of June 30, 2026, and December 31, 2025, the Company had $24.5 million and $15.5 million, respectively, invested in these partnerships. At June 30, 2026, the Company had unconditional unfunded equity commitments of $10.7 million included in other liabilities on the consolidated balance sheets. There were no unfunded equity commitments recognized at December 31, 2025. The Company classifies the amortization of the investment as a component of income tax expense and proportionally amortizes the investment over the tax credit period. Amortization expense related to these investments for the three and six months ended June 30, 2026 was $1.0 million and $1.8 million, respectively. Amortization expense was $0.5 million and $0.9 million for the three and six months ended June 30, 2025, respectively. The tax benefits attributed to these partnerships include low-income housing tax credits, which are included in income tax expense, and are projected to total $2.5 million for 2026. For 2025, tax benefits totaled $2.2 million.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of June 30, 2026.

(Dollars in thousands)	2026
2026	$10,227
2027	212
2028	23
2029	24
2030	22
2031 and thereafter	225
Total	$10,733

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

The following methods and assumptions were used by the Company to calculate fair values and related carrying amounts of financial instruments:

Investment securities: The fair values of U.S. Treasury securities and marketable equity securities are based on quoted market prices from active exchange markets and are considered to be Level 1 inputs. The fair values of debt securities are calculated on market prices of similar instruments using a matrix pricing model, which are considered to be Level 2 inputs.

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

Other real estate owned:  Other real estate owned ("OREO") represents properties that the Company has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan, and former bank premises that are no longer used for operations or for future expansion. The Company reports OREO at the lower of cost or fair value less estimated cost to sell, adjusted periodically based on a current appraisal. Write-downs and any gain or loss upon the sale of OREO is recorded in other non-interest income. OREO is reported in other assets on the consolidated balance sheets. The carrying value of OREO was $1.3 million at June 30, 2026, and $1.7 million at December 31, 2025. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreements of sale received from third parties.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 are summarized as follows:

	At June 30, 2026
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$18,003	$18,003	$	$
State and municipals:
Taxable	57,253		57,253
Tax-exempt	142,829		142,829
Residential mortgage-backed securities:
U.S. government agencies	20,020		20,020
U.S. government-sponsored enterprises	137,947		137,947
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,658		1,658
Private collateralized mortgage obligations	48,046		48,046
Asset backed securities	14,590		14,590
Corporate debt securities	17,056		17,056
Negotiable certificates of deposit	742		742
Equity securities	2,748	2,748
Total investment securities	$460,892	$20,751	$440,141	$
Interest rate swap-other assets	$14,333		$14,333
Interest rate swap-other liabilities	$(14,074)		$(14,074)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	At December 31, 2025
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$30,998	$30,998	$	$
State and municipals:
Taxable	61,622		61,622
Tax-exempt	125,117		125,117
Residential mortgage-backed securities:
U.S. government agencies	42,699		42,699
U.S. government-sponsored enterprises	160,080		160,080
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,770		1,770
Private collateralized mortgage obligations	48,484		48,484
Asset backed securities	16,267		16,267
Corporate debt securities	24,794		23,806	988
Negotiable certificates of deposit	732		732
Equity securities	2,598	2,598
Total investment securities	$515,161	$33,596	$480,577	$988
Interest rate swap-other assets	$15,583		$15,583
Interest rate swap-other liabilities	$(15,345)		$(15,345)

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2026, and December 31, 2025, are summarized as follows:

	June 30, 2026
	Fair Value Measurement
				Quoted Prices in	Significant	Significant
				Active Markets for	Other Observable	Unobservable
	Recorded	Valuation	Fair	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Investments	Allowance	Value	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for impairment	$12,354	$1,092	$11,262	$	$	$11,262
Other real estate owned	$1,341	$	$1,341	$	$	$1,341

	December 31, 2025
	Fair Value Measurement
					Quoted Prices in	Significant	Significant
					Active Markets for	Other Observable	Unobservable
	Recorded		Valuation	Fair	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Investment	Allowance		Value	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for impairment	$10,203		$1,332	$8,871	$	$	$8,871
Other real estate owned	$1,682	$		$1,682	$	$	$1,682

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis at June 30, 2026, and December 31, 2025, and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
June 30, 2026	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$11,262	Appraisal of collateral	Appraisal adjustments	0.0% to 85.0% (66.6)%
			Liquidation expenses	0.0% to 0.0% (0.0)%
Other real estate owned	$1,341	Appraisal of collateral	Appraisal adjustments	0.0% to 10.0% (5.6)%
			Liquidation expenses	0.0% to 10.0% (4.9)%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2025	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$8,871	Appraisal of collateral	Appraisal adjustments	0.0% to 100.0% (52.4)%
			Liquidation expenses	0.0% to 12.2% (0.26)%
Other real estate owned	$1,682	Appraisal of collateral	Appraisal adjustments	10.0% to 25.0% (16.9)%
			Liquidation expenses	0.0% to 0.0% (0.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at June 30, 2026, and December 31, 2025, and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
June 30, 2026	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$256,250	$256,250	$256,250	$	$
Investment securities:
Available for sale	458,144	458,144	18,003	440,141	-
Held to maturity	68,723	59,311		59,311
Equity securities	2,748	2,748	2,748
Loans held for sale	718	718		718
Net loans	4,260,510	4,211,861			4,211,861
Accrued interest receivable	17,770	17,770		17,770
Mortgage servicing rights	1,267	2,196		2,196
Restricted equity securities (FHLB and other)	14,331	14,331		14,331
Other assets - interest rate swaps	14,333	14,333		14,333
Total	$5,094,794	$5,037,662
Financial liabilities:
Deposits	$4,508,852	$4,505,086	$	$4,505,086	$
Short-term borrowings	85,331	85,250		85,250
Long-term debt	154,472	154,379		154,379
Subordinated debt	83,392	90,382		90,382
Junior subordinated debt	8,194	11,667		11,667
Accrued interest payable	4,727	4,727		4,727
Other liabilities - interest rate swaps	14,074	14,074		14,074
Total	$4,859,042	$4,865,565

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

8. Employee benefit and stock plans:

Employee benefit plans

The Company sponsors a Retirement Profit Sharing 401(k) Plan and previously sponsored an Employee Stock Ownership Plan (“ESOP”). On June 25, 2025, the board of directors adopted a resolution to merge the ESOP into the Retirement Profit Sharing 401(k) Plan, which became effective on October 15, 2025. The Company maintains Supplemental Executive Retirement Plans (“SERPs”) for certain of its executive officers, and an Employees’ Pension Plan, which is currently frozen. Expenses related to these plans, which is included in salaries and employee benefits expense, totaled $0.6 million and $1.3 million for the three and six months ended June 30, 2026, and $0.5 million and $1.2 million for the three and six months ended June 30, 2025.

The components of net periodic pension benefit for the three and six months ended June 30, 2026 and 2025 are summarized in the following tables:

	Three Months Ended June 30,
	Pension Benefits
(Dollars in thousands)	2026	2025
Net periodic pension benefit:
Interest cost	$158	$165
Expected return on plan assets	(242)	(337)
Amortization of unrecognized net loss	2	35
Net periodic pension benefit	$(82)	$(137)

	Six Months Ended June 30,
	Pension Benefits
(Dollars in thousands)	2026	2025
Net periodic pension benefit:
Interest cost	$316	$330
Expected return on plan assets	(484)	(674)
Amortization of unrecognized net loss	4	70
Net periodic pension benefit:	$(164)	$(274)

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

While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan. If any awards outstanding under the 2023 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others under the 2023 Plan. On May 22, 2026, the Company’s shareholders approved an amendment to the 2023 Plan to increase the number of shares that may be issued under the 2023 Plan. As of June 30, 2026, 135,259 shares of the Company’s common stock were available for grants as awards pursuant to the 2023 Plan.

On January 30, 2026, a total of 4,455 shares of restricted stock awards with a fair value of $50.61 per share were granted under the 2023 Plan to the Bank’s non-employee directors with each director receiving 297 shares. On January 31, 2025, a total of 3,080 shares of restricted stock awards with a fair value of $53.64 per share were granted under the 2023 Plan to the Bank’s non-employee directors. The restricted stock awards granted in January 2026 and 2025 vested immediately upon grant. Director compensation expense related to these grants was $56 thousand and $113 thousand for the three and six months ended June 30, 2026 and also for the three and six months ended June 30, 2025 and is included in other expenses in the consolidated statements of income and comprehensive income.

For the six months ended June 30, 2026, the Company granted 15,660 performance-vested restricted stock units and 12,678 time-vested restricted stock units to employees under the 2023 Plan. For the six months ended June 30, 2025, the Company granted 39,249 performance-vested restricted stock units and 17,107 time-vested restricted stock units to employees under the 2023 Plan. The time-vested restricted stock awards and restricted stock units granted to employees in 2026, 2025, 2024 and 2023 vest equally over three, five or seven years, as applicable. The performance-vested restricted stock units vest over two or three fiscal years and include conditions based on the Company’s two- and three-year cumulative diluted earnings per share and two and three-year average return on tangible common equity which determines the number of restricted stock units that may vest.

The Company expenses the fair value of all employee share-based compensation over the requisite service period commencing at grant date. The fair value of restricted stock is expensed on a straight-line basis. Compensation is recognized over the vesting period and adjusted based on the performance criteria. The Company classifies share-based compensation for employees within “salaries and employee benefits expense” on the consolidated statements of income and comprehensive income. The Company recognized compensation costs of $218 thousand and $430 thousand for the three and six months ended June 30, 2026, for awards granted under the 2023 Plan. The Company recognized net compensation costs of $204 thousand and $512 thousand for the three and six months ended June 30, 2025, for the awards granted under the 2023 Plan. In addition, during the six months ended June 30, 2025, the Company reversed $491 thousand in accrued expenses related to the vesting of performance stock units awarded in 2022 and $213 thousand related to performance stock units awarded in 2024.

As of June 30, 2026, the Company had $3.6 million of unrecognized compensation expense associated with restricted stock and restricted stock unit awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 3.3 years.

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

As of June 30, 2026 and December 31, 2025, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
AFS Securities (1)	$131,845	$139,219	$67	$303
Total	$131,845	$139,219	$67	$303
(1)	Fixed Rate AFS Securities. These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2026, the amortized cost basis of the closed portfolios used in these hedging relationships was $131.8 million. The amounts of the designated hedged items were $25.0 million. At December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $139.2 million. The amounts of the designated hedged items were $75.0 million.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Non-designated Hedges

Certain credit-related derivatives not designated as hedges, which include interest rate swaps and risk participation agreements, are not speculative and result from a service the Company provides to certain customers and lenders that participate in loans.

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of June 30, 2026, the Company had 183 interest rate swaps with an asset notional amount of $454.4 million and a liability notional amount of $424.2 million related to this program. As of December 31, 2025, the Company had 164 interest rate swaps with an asset notional amount of $405.2 million and a liability notional amount of $374.3 million related to this program.

The Company’s existing risk-participation agreements result from participations in or out of interest rate swaps provided by or to external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

Fair Values of Derivative Instruments
		Derivative Assets							Derivative Liabilities

		As of June 30, 2026 (1)				As of December 31, 2025 (1)			As of June 30, 2026 (1)			As of December 31, 2025 (1)
(Dollars in thousands)		Notional Amount	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$		Other assets	$		Other assets	$		$25,000	Other liabilities	$79	Other liabilities	$329
Total derivatives designated as hedging instruments				$			$				$79		$329

Derivatives not designated as hedging instruments
Interest rate products		$417,337	Other assets		$14,642	Other assets		$15,896	$417,337	Other liabilities	$14,382	Other liabilities	$15,659
Other contracts		37,109	Other assets		1	Other assets		2	6,862	Other liabilities		Other liabilities
Total derivatives not designated as hedging instruments					$14,643			$15,898			$14,382		$15,659

(1)	The notional asset amount of interest rate swaps and risk participation agreements were $417.3 million and $37.1 million, respectively, at June 30, 2026, and $368.5 million and $34.0 million, respectively, at December 31, 2025.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of fair value and cash flow hedge accounting on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2026 and 2025.

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the Three Months Ended June 30,
	2026	2025
(Dollars in thousands)	Interest Income	Interest Income

Total amounts of income and expense line items presented in the consolidated statements of income and
comprehensive income in which the effects of fair value or cash flow hedges are recorded.	$(118)	$(13)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	(80)	(106)
Derivatives designated as hedging instruments	37	93
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of (loss) reclassified from AOCI into income
Amount of gain reclassified from AOCI into income - Included Component
Amount of (loss) reclassified from AOCI into income - Excluded Component

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the six months ended June 30,
	2026	2025
(Dollars in thousands)	Interest Income	Interest Income
Total amounts of income and expense line items presented in the consolidated statements of income and
comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(186)	$(53)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	(236)	1
Derivatives designated as hedging instruments	127	(54)
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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2026 and 2025.

		Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain or (Loss)
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income on Derivative	Income on Derivative	Income on Derivative
	Recognized in Income	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in thousands)	on Derivatives	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Derivatives not designated as hedging instruments:
Interest rate products	Noninterest income (expense)	$(17)	$(48)	$22	$(111)
Other contracts	Noninterest income (expense)	(1)	(4)	(54)	(4)
Total		$(18)	$(52)	$(32)	$(115)

Fee income	Noninterest income	$205	$212	$824	$318

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated balance sheets.

Offsetting of Derivative Assets
as of June 30, 2026
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$14,642	$	$14,642	$	$11,570	$3,072

Offsetting of Derivative Liabilities
as of June 30, 2026
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted(1)	Amount

Derivatives	$14,462	$	$14,462	$14,462	$	$

Offsetting of Derivative Assets
as of December 31, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$15,896	$	$15,896	$	$8,960	$6,936

Offsetting of Derivative Liabilities
as of December 31, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted(1)	Amount

Derivatives	$15,988	$	$15,988	$15,988	$	$

(1)	Cash collateral of $0.3 million and $2.2 million was paid as of June 30, 2026 and December 31, 2025, respectively, but not presented as an offset above.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

As of June 30, 2026, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements, was $0.1 million. As of December 31, 2025, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.3 million.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $0.3 million and $2.2 million against its obligations under these agreements at June 30, 2026 and December 31, 2025, respectively. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the termination value.

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at June 30, 2026 and December 31, 2025 are summarized as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Interest-bearing deposits:
Money market accounts	$1,020,360	$989,230
Interest-bearing demand and NOW accounts	1,196,967	1,285,767
Savings accounts	508,732	497,523
Time deposits less than $250	651,027	477,115
Time deposits $250 or more	185,238	229,949
Total interest-bearing deposits	3,562,324	3,479,584
Noninterest-bearing deposits	946,528	954,485
Total deposits	$4,508,852	$4,434,069

Included in total interest-bearing deposits at June 30, 2026 were brokered deposits of $347.7 million, which were comprised of $337.0 million of brokered time deposits less than $250, $7.5 million in interest-bearing demand accounts and $3.2 million in money market accounts.

The scheduled maturities of all time deposits through June 30 of each year are summarized as follows:

(Dollars in thousands)
2027	$732,563
2028	59,832
2029	31,591
2030	6,863
2031	5,183
Thereafter	233
$836,265

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

11. Borrowings

Short-term borrowings, which included FHLB overnight borrowings or advances with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties, totaled $85.3 million at June 30, 2026, and $32.7 million at December 31, 2025.

The table below presents short-term borrowings at and for the six months ended June 30, 2026, and at and for the year ended December 31, 2025:

	At and for the six months ended June 30, 2026
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Period	of the Period
FHLB advances	$73,761	$37,415	$169,261	3.88%	3.87%
Other borrowings	11,570	10,305	12,090	3.68	3.63
Total short-term borrowings	$85,331	$47,720	$181,351	3.84%	3.84%

	At and for the year ended December 31, 2025
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$23,761	$16,452	$65,350	4.44%	3.76%
Other borrowings	8,960	12,789	18,160	4.35	3.67
Total short-term borrowings	$32,721	$29,241	$83,510	4.40%	3.74%

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

At June 30, 2026, $2.6 billion in loans were pledged to the FHLB providing a maximum borrowing capacity of $1.8 billion of which $228.3 million was outstanding in short-term and long-term advances and $377.1 million was used to issue standby letters of credit to primarily collateralize public fund deposits.

In addition to borrowings from FHLB and correspondent bank lines of credit, the Company has availability through the Federal Reserve Bank’s Discount Window borrower-in-custody program which allows depository institutions to pledge loans as collateral for Discount Window advances while retaining possession of the loan documentation. At June 30, 2026, $723.4 million in loans were pledged as collateral for the borrower-in-custody program and provided $568.8 million in borrowing capacity. There were no borrowings outstanding under this program at June 30, 2026 and December 31, 2025.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Long-term debt consists of fixed-rate and floating-rate advances from the FHLB. The Company’s holdings of long-term debt at June 30, 2026 and December 31, 2025 is presented in the following table:

(Dollars in thousands, except percents)	Interest Rate		June 30, 2026	December 31, 2025
Fixed-rate advances:
March 2026	4.78%	$		$4,292
March 2026	4.20			15,000
May 2026	4.08			5,000
August 2026	3.98		12,047	12,047
October 2026	3.95		15,284	15,284
March 2027	3.89		10,000
March 2027	3.51		12,198	12,198
June 2027	4.16		5,224	5,224
July 2027	4.01		21,773	21,773
August 2027	4.40		6,461	6,461
October 2027	5.29		1,929	2,617
October 2027	5.18		5,475	5,475
November 2027	3.61		14,937	14,937
January 2028	3.95		10,000
March 2028	4.45		14,188	14,188
Total fixed-rate advances			129,516	134,496
Floating-rate advances:
May 2028	3.80		12,500
May 2029	3.85		12,545
Total floating-rate advances			25,045
Total FHLB long-term debt			154,561	134,496
Less net fair value discount			(89)	(144)
Total long-term debt			$154,472	$134,352

Maturities of long-term debt, by contractual maturity, for the remainder of 2026 and subsequent years are as follows:

(Dollars in thousands)
2026	$27,331
2027	77,997
2028	36,688
2029	12,545
Total FHLB long-term debt	154,561
Less net fair value discount	(89)
Total long-term debt	$154,472

12. Subordinated debt

On June 6, 2025, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Subordinated Note Purchase Agreements”) with certain qualified institutional buyers and institutional accredited investors (collectively, the “Subordinated Note Purchasers”) pursuant to which the Company issued and sold $85.0 million in

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

aggregate principal amount of its 7.75% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”) at a price equal to 100 percent of the principal amount. The Subordinated Note Purchase Agreements include customary representations, warranties, and covenants. The Subordinated Notes mature on June 15, 2035, and bear interest at an initial fixed annual rate of 7.75%, payable semi-annually in arrears, to but excluding June 15, 2030. From and including June 15, 2030, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month SOFR plus 411 basis points, payable quarterly in arrears. The Company is entitled to redeem the Subordinated Notes, in whole or in part, any time on or after June 15, 2030, on any interest payment date, and to redeem the Subordinated Notes at any time in whole upon certain other events. Any redemption of the Subordinated Notes will be subject to prior regulatory approval to the extent required. The Subordinated Notes were issued under an Indenture, dated June 6, 2025 (the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The Subordinated Notes are not subject to any sinking fund and are not convertible into or, other than with respect to the Exchange Notes, exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Subordinated Notes are not subject to redemption at the option of the holders. The Subordinated Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Subordinated Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Subordinated Notes are intended to qualify as Tier 2 capital for regulatory capital purposes. In connection with the issuance and sales of the Subordinated Notes, the Company entered into registration rights agreements with the Subordinated Notes Purchasers, pursuant to which the Company exchanged most of the Subordinated Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Subordinated Notes. The Subordinated Notes are presented net of unamortized debt issuance costs and included in borrowed funds in the consolidated balance sheets under the caption “Subordinated Debentures.” Subordinated debentures were $83.4 million, net of unamortized debt issuance costs of $1.6 million at June 30, 2026, and $83.2 million, net of unamortized debt issuance costs of $1.8 million at December 31, 2025. Interest expense on the Subordinated Notes was $1.8 million and $3.5 million for the three and six months ended June 30, 2026, and $1.0 million and $1.5 million for the three and six months ended June 30, 2025.

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

The Company assumed $10.3 million of floating rate junior subordinated deferrable interest debentures due December 15, 2036 (“Debentures”) in its 2024 merger with FNCB Bancorp, Inc (the “FNCB merger”) at a fair market value of $8.0 million. The Debentures are held by First National Community Statutory Trust I, a Delaware statutory trust (the “Trust”). The Debentures and corresponding trust preferred securities (the “Trust Securities”) have a variable interest rate which resets quarterly to 3-month CME Term SOFR plus a spread adjustment of 0.26161% and a margin of 1.67%. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. The Trust Securities may be prepaid at the election of the Company. The Company’s investment in the Trust is reflected on a deconsolidated basis. At June 30, 2026 and December 31, 2025, the Debentures were $8.2 million and $8.1 million, respectively, and are included in borrowed funds in the consolidated balance sheets under the caption “Junior Subordinated Debentures.” Interest expense on the Debentures was $174 thousand and $347 thousand for the three and six months ended June 30, 2026, and $188 thousand and $374 thousand for the three and six months ended June 30, 2025.

13. Related party transactions

In conducting its business, Peoples has engaged in and intends to continue to engage in banking and financial transactions with directors, executive officers and their related parties.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Balance, beginning of period	$139,374	$130,563
Additions, new loans and advances	30,584	23,081
Repayments and other reductions	(11,295)	(15,299)
Balance, end of period	$158,663	$138,345

At June 30, 2026 and December 31, 2025, there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at June 30, 2026, and December 31, 2025, were $164.6 million and $161.5 million, respectively.

In the course of its operations, the Bank acquires goods and services from, and transacts business with various companies of related parties, which include, but are not limited to legal services, rent, vehicle repair and dealer reserve payments. The Bank recorded payments to related parties for goods and services of $147 thousand and $225 thousand for the three and six months ended June 30, 2026, and $50 thousand and $136 thousand for the three and six months ended June 30, 2025.

On June 29, 2026, the Company entered into a sale and leaseback agreement with a related party whereby the Company sold its branch office located at 141 North Main Street, Moscow, Lackawanna County, Pennsylvania to a related party for a net sales price of $643 thousand. Management evaluated the June 29, 2026 transaction under the sale and leaseback provisions of ASC 842, “Leases,” and the transaction satisfies the criteria for sale accounting under ASC 606, “Revenue from Contracts with Customers.” The net book value of the property sold was $376 thousand, and the Company recognized a gain on sale of $267 thousand which is included in net gains on sale of fixed assets in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2026.

The Company immediately leased back a portion of the property to operate as a drive-through-only branch under a five-year noncancelable lease with the first monthly rental payment of $3 thousand due on July 1, 2026. On June 29, 2026, the commencement date, the Company recorded a right of use asset and corresponding lease liability of $183 thousand.

14. Regulatory matters

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. Regulations with respect to the banking industry limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of June 30, 2026 and December 31, 2025, that the Company and the Bank met all applicable capital adequacy requirements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Current quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier 1 capital, and Tier 1 common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The following tables present summary information regarding the Company’s and the Bank’s risk-based capital and related ratios at June 30, 2026 and December 31, 2025:

	June 30, 2026
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$461,224	10.87%	$190,871	4.50%	NA	NA
Bank	540,099	12.75	190,569	4.50	$275,266	6.50%
Tier 1 capital to risk-weighted assets:
Company	471,224	11.10	254,495	6.00	NA	NA
Bank	540,099	12.75	254,092	6.00	338,790	8.00
Total capital to risk-weighted assets:
Company	596,721	14.06	339,327	8.00	NA	NA
Bank	582,204	13.74	338,790	8.00	423,487	10.00
Tier 1 capital to average assets:
Company	471,224	9.11	206,912	4.00	NA	NA
Bank	540,099	10.46	206,593	4.00	258,241	5.00
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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause the Company’s actual results to differ materially from those in the forward-looking statements include, but are not limited to: changes in interest rates, including their effect on the Company’s investment values; impairment charges relating to the Company’s investment portfolio; credit risks in connection with the Company’s lending activities; the Company’s exposure to commercial and industrial, construction, commercial real estate, and equipment finance loans; the Company’s ability to maintain an adequate allowance for credit losses; access to liquidity; the strength of the Company’s customer deposit levels; unrealized losses; reliance on the Company’s subsidiaries; accounting procedures, policies and requirements; changes in the value of goodwill; the Company’s ability to attract and retain key personnel; the strength of the Company’s disclosure controls and procedures and internal controls over financial reporting; potential for errors, omissions or fraud; environmental liabilities; reliance on third-party vendors and service providers; the Company’s ability to compete effectively in the Company’s industry and within the Company’s market area, including with respect to competition from financial technology companies and non-bank entities; the development and use of artificial intelligence (“AI”) in business processes, services, and products; including emerging focus among regulators and other officials related to risk in connection with the development and use of AI; the Company’s ability to prevent, detect and respond to cybersecurity threats and incidents; a failure of information technology, whether due to a breach, cybersecurity incident, or ability to keep pace with growth and developments; the Company’s ability to comply with privacy and data protection requirements; changes in U.S. or regional economic conditions; the soundness of other financial institutions; changes in laws and regulations; geopolitical instability, including wars and other conflicts; fiscal and monetary policies of the federal government and its agencies; a failure to meet minimum capital requirements; the Company’s ability to realize the anticipated benefits of future acquisitions or a change in control; and the Company’s ability to pay dividends. Additional factors that may affect the Company’s results are discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Goodwill and Other Intangible Assets:

The Company has goodwill with a net carrying value of $76.0 million at both June 30, 2026, and December 31, 2025. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If the Company’s carrying amount exceeds the fair value of the goodwill, the Company would record an impairment charge based on that difference. At June 30, 2026, we performed a qualitative evaluation, which involves determining whether any events occurred or circumstances changed that would more likely than not reduce the fair value of the Company’s goodwill below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

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

We believe that the fair values of our intangible assets were in excess of their carrying amounts and therefore there was no impairment of intangible assets at June 30, 2026.

Review of Financial Position:

Total assets increased $170.0 million, or 6.5 percent annualized to $5.4 billion at June 30, 2026, from $5.3 billion at December 31, 2025. The balance sheet expansion primarily reflected strong loan growth, partially offset by decreases in investment securities and cash and cash equivalents. Loans, net increased $235.9 million, or 11.7 percent annualized to $4.3 billion, at June 30, 2026, from $4.1 billion at December 31, 2025. Total investment securities decreased $57.6 million to $529.6 million at June 30, 2026, from $587.2 million at December 31, 2025. Cash and cash equivalents decreased $12.7 million to $256.3 million at June 30, 2026, from $269.0 million at December 31, 2025. Also contributing to the increase in total assets was a $15.8 million increase in other assets to $86.5 million from $70.7

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

million at December 31, 2025, which was primarily caused by an additional investment in a limited partnership low income housing tax credit project.

Total liabilities increased $153.6 million, or 6.5 percent annualized to $4.9 billion at June 30, 2026, from $4.8 billion at December 31, 2025, which was primarily due to increases in interest bearing deposits and borrowings. Total deposits increased $74.8 million to $4.5 billion at June 30, 2026, from $4.4 billion at December 31, 2025. Interest-bearing deposits increased $82.7 million to $3.6 billion at June 30, 2026, compared to $3.5 billion at December 31, 2025, while noninterest-bearing deposits decreased $8.0 million to $946.5 million at June 30, 2026, from $954.5 million as of December 31, 2025.

Total short-term borrowings at June 30, 2026, were $85.3 million, an increase of $52.6 million from $32.7 million at December 31, 2025. Long term debt increased $20.1 million to $154.5 million at June 30, 2026, from $134.4 million at December 31, 2025.

Total stockholders’ equity increased $16.4 million from $519.8 million at year-end 2025 to $536.2 million at June 30, 2026, due largely to net income, partially offset by dividends paid to shareholders. Book value per share increased $1.55 to $53.56 at June 30, 2026, from $52.01 at December 31, 2025. The Bank and the Company were considered well capitalized at June 30, 2026 and December 31, 2025, with regulatory capital ratios that exceeded minimum regulatory capital ratios required to be well capitalized under applicable regulations.

Investment Portfolio:

The majority of the investment portfolio is classified as available for sale, which provides greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available for sale totaled $458.1 million at June 30, 2026, a decrease of $54.4 million, or 21.4 percent annualized, from $512.6 million at December 31, 2025. The decrease was primarily due to additional sales associated with a partial portfolio repositioning strategy, coupled with the redirection of cash flows from principal payments into the loan portfolio.

Investment securities held to maturity, which consisted of 84.3 percent mortgage-backed securities issued or guaranteed by U.S. Government agencies and U.S. Government-sponsored entities and 15.7 percent tax-exempt municipal securities, totaled $68.7 million at June 30, 2026, a decrease of $3.3 million, or 9.3 percent annualized from $72.0 million at December 31, 2025. The decrease was primarily due to principal payments on mortgage-backed securities. Held to maturity securities had a market value of $59.3 million at June 30, 2026, compared to $62.8 million at December 31, 2025.

The Company also holds a portfolio of equity investments, consisting primarily of publicly traded bank holding companies, which are carried at fair value. Equity investments totaled $2.7 million at June 30, 2026, compared to $2.6 million at December 31, 2025. In the second quarter of 2026, the Company sold a portion of its equity portfolio, recognizing a gain of $104 thousand on the sale.

For the six months ended June 30, 2026, investments averaged $596.8 million, a decrease of $38.3 million or 6.0 percent compared to $635.1 million for the same six months of 2025. Average taxable investments decreased $106.3 million, or 19.4 percent to $441.9 million from $548.1 million for the six months ended June 30, 2025. Partially offsetting this decrease was an increase in average tax-exempt municipal bonds of $67.9 million to $154.9 million for the six months ended June 30, 2026, from $87.0 million for the comparable period of 2025. Despite the reduction and due to portfolio repositioning strategies and the redirection of principal cash flows to the loan portfolio, the fully tax-equivalent (“FTE”) yield on the investment portfolio, a non-GAAP measure, increased 78 basis points to 3.90 percent for the six months ended June 30, 2026, from 3.12 percent for the comparable period of 2025.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Securities available for sale are carried at fair value, with unrealized gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive loss component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $23.9 million net of a deferred income tax benefit of $6.7 million at June 30, 2026, and net unrealized losses of $22.8 million, net of deferred income tax benefit of $6.4 million, at December 31, 2025.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Total loans increased $235.9 million or 11.7 percent annualized from $4.1 billion at December 31, 2025, to $4.3 billion at June 30, 2026. The increase was due primarily to strong demand for commercial and residential real estate loans and commercial loans, partially offset by reductions in indirect automobile loans, commercial equipment financing, municipal loans and other consumer loans during the first half of 2026.

As a result of the strong demand within the business sector, commercial real estate loans, which were $2.5 billion at June 30, 2026, increased $176.4 million from $2.3 billion at December 31, 2025. Additionally, commercial and industrial loans increased $44.7 million to $712.7 million at June 30, 2026, compared to $668.0 million at December 31, 2025.

Residential real estate loans increased $37.7 million to $640.0 million at June 30, 2026, compared to $602.3 million at December 31, 2025. The increase in residential real estate loans was largely concentrated in home equity lines of credit which was driven by a low introductory 6-month fixed-rate offering. As a result, the balance of home equity lines of credit increased $27.2 million to $172.8 million at June 30, 2026 from $145.6 million at December 31, 2025.

Consumer loans, which consist primarily of indirect auto loans, decreased $11.7 million to $99.5 million at June 30, 2026, compared to $111.2 million at December 31, 2025.

Equipment financing loans decreased $9.5 million to $159.5 million at June 30, 2026, compared to $169.0 million at December 31, 2025

The Company did not aggressively compete for indirect automobile loans and equipment financing during the first half of 2026.

Municipal loans decreased $1.7 million to $200.6 million compared to $202.3 million at December 31, 2025.

For the six months ended June 30, 2026, total loans averaged $4.2 billion, an increase of $193.8 million or 4.9 percent compared from $4.0 billion for the same period of 2025. The FTE yield on the loan portfolio was 5.85 percent for the six months ended June 30, 2026, a 14-basis point decrease from 5.99 percent for the comparable period last year. The reduction in yield largely reflected the 75-basis point decrease in the prime rate, resulting from the FOMC actions to lower the federal funds target rate during the second half of 2025.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Unused commitments at June 30, 2026 totaled $948.5 million, and consisted of $876.0 million in unfunded commitments of existing loan facilities and $72.5 million in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and, therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2025 totaled $894.0 million, which were comprised of $839.0 million in unfunded commitments of existing loans and $55.0 million in standby letters of credit. In order to provide for credit losses associated with these instruments, the Company recorded an allowance for credit losses, included in other liabilities on the consolidated balance sheets of $1.3 million at both June 30, 2026, and December 31, 2025.

Asset Quality:

Distribution of nonperforming assets

(Dollars in thousands, except percents)	June 30, 2026	December 31, 2025
Nonaccrual loans	$13,667	$10,796
Accruing loans past due 90 days or more:	451	524
Total nonperforming loans	14,118	11,320
Foreclosed assets	630	750
Total nonperforming assets	$14,748	$12,070
Total loans held for investment	$4,302,821	$4,066,896
Allowance for credit losses	42,311	39,007
Allowance for credit losses as a percentage of loans held for investment	0.98%	0.96%
Allowance for credit losses as a percentage of nonaccrual loans	309.59%	361.31%
Allowance for credit losses as a percentage of nonperforming loans	299.70%	344.58%
Nonaccrual loans as a percentage of loans held for investment	0.32%	0.27%
Nonperforming loans as a percentage of loans, net	0.33%	0.28%
Nonperforming assets as a percentage of total assets	0.27%	0.23%

Nonperforming assets increased $2.6 million to $14.7 million, or 0.27 percent of total assets, at June 30, 2026, from $12.1 million, or 0.23 percent of total assets, at December 31, 2025. The increase was primarily caused by an increase in nonaccrual loans, partially offset by a decrease in accruing loans past due 90 days or more, and an adjustment to a foreclosed property.

Loans on nonaccrual status increased $2.9 million to $13.7 million at June 30, 2026, from $10.8 million at December 31, 2025. The increase was primarily due to one commercial relationship involving two loans placed on nonaccrual status at the end of the second quarter of 2026. The Company had one foreclosed commercial property with a carrying value of $630 thousand at June 30, 2026, and $750 thousand at December 31, 2025. The property went under a sales agreement during the second quarter of 2026, and it was written down $120 thousand to the sales price less estimated selling costs.

While we pursue a goal of maintaining a high loan-to-deposit ratio in order to drive profitability, this objective is superseded by our goal of maintaining strong asset quality. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit.

The allowance for credit losses equaled $42.3 million or 0.98 percent of loans, net, at June 30, 2026, compared to $39.0 million, or 0.96 percent of loans, net, at December 31, 2025. For the three and six months ended June 30, 2026, the Company recorded net charge offs of $0.4 million and $1.2 million respectively, compared to net recoveries of $0.1 million for the three months ended June 30, 2025 and net charge offs of $0.8 million for the six months ended June 30, 2025. The provision for credit losses for the quarter ending June 30, was $3.1 million in 2026 compared to a release of reserves of $0.2 million in 2025. For the six months ended June 30, the provision for credit losses totaled $4.5 million in

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

2026 compared to a release of reserves of $39 thousand in 2025. The increase in the provision for the quarter and year-to-date periods of 2026 was primarily attributable to significant loan growth, while the prior-year periods benefited from lower specific reserves associated with reductions in nonperforming loans.

Deposits:

We attract the majority of our deposits from within our market areas through the offering of various deposit instruments including demand deposit accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs.

Total deposits increased $74.8 million, or 3.4 percent annualized, to $4.5 billion at June 30, 2026, from $4.4 billion at December 31, 2025. Interest-bearing deposits increased $82.8 million or 4.8 percent annualized, to $3.6 billion, at June 30, 2026, from $3.5 billion at December 31, 2025. Partially offsetting the increase in interest-bearing deposits was a decrease in noninterest-bearing deposits of $8.0 million, or 1.7 percent annualized, to $946.5 million at June 30, 2026, from $954.5 million at December 31, 2025. The increase in interest-bearing deposits was primarily due to an increase in time deposits less than $250 thousand, coupled with increases in money market and savings accounts. These increases were partially offset by decreases in interest-bearing demand deposits and time deposits $250 thousand or more.

Interest-bearing demand deposits decreased $88.8 million, and were $1.2 billion at June 30, 2026, and $1.3 billion at December 31, 2025. The decrease was primarily caused by cyclical outflows of municipal deposits. Money market accounts increased $31.2 million and were $1.0 billion both at June 30, 2026 and at December 31, 2025. Savings accounts increased $11.2 million to $508.7 million as of June 30, 2026, from $497.5 million at December 31, 2025. Time deposits less than $250 thousand increased $173.9 million to $651.0 million at June 30, 2026, from $477.1 million at December 31, 2025. Time deposits less than $250 include brokered time deposits. The Company increased its utilization of brokered time deposits, including short-term and longer-term callable instruments, during the second quarter of 2026 to offset cyclical outflows of municipal deposits. As a result, brokered time deposits increased $184.8 million to $337.0 million at June 30, 2026 from $152.2 million at December 31, 2025. Time deposits of $250 thousand or more decreased $44.7 million to $185.2 million at June 30, 2026, from $229.9 million at year end 2025. The decrease in large denomination time deposits was largely caused by a planned outflow of two certificates of deposit to one municipal customer at their maturity.

Our deposit base is diversified and consisted of 39.9 percent retail accounts, 34.9 percent commercial accounts, 17.5 percent are non-brokered municipal relationships and 7.7 percent brokered deposits at June 30, 2026. At June 30, 2026, total estimated uninsured deposits were approximately $1.4 billion, or 31.0 percent of total deposits; as compared to approximately $1.5 billion, or 34.3 percent of total deposits at December 31, 2025.

Interest-bearing deposits averaged $3.4 billion for the six months ended June 30, 2026, an increase of $3.1 million compared to $3.4 billion for the same six months of 2025. Average noninterest-bearing deposits increased $48.9 million to $935.1 million from $886.2 million comparing the six months ended June 30, 2026, and 2025. The cost of interest-bearing deposits was 2.15 percent for the six months ended June 30, 2026, a decrease of 29 basis points compared to 2.44 percent for the same period of 2025, which reflected overall lower market interest rates. The cost of total deposits, which includes the impact of noninterest-bearing deposits, decreased 24 basis points to 1.69 percent for the six months ended June 30, 2026, from 1.93 percent for the same six months of 2025.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB. In addition, the Bank may borrow from the Federal Reserve Bank utilizing the Discount Window.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Overall, total borrowings were $331.4 million at June 30, 2026, which included short-term borrowings, long-term debt, and subordinated debt, compared to $258.4 million at December 31, 2025, an increase of $73.0 million. At June 30, 2026, short-term borrowings, which were comprised of both overnight borrowings from the FHLB and cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $85.3 million compared to $32.7 million at December 31, 2025, an increase of $52.6 million. The increase in short-term borrowings was used to support on balance sheet liquidity at June 30, 2026. Long-term debt was $154.5 million at June 30, 2026, compared with $134.4 million at year end 2025, and was comprised exclusively of advances from the FHLB. Junior subordinated debt, which was acquired as part of the 2024 FNCB merger and reported net of discount, totaled $8.2 million and $8.1 million at June 30, 2026, and December 31, 2025, respectively. Subordinated debt, net of unamortized debt issuance costs, was $83.4 million at June 30, 2026, and $83.2 million at December 31, 2025.

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

Historically, core deposits have been the primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments, the ability to sell both available for sale securities and mortgage loans held for sale, and borrowing capacity.

Management actively monitors the Company’s liquidity position, sources of available liquidity in relation to funding and cash flow needs. Additionally, the Company’s ALCO generally meets quarterly, and most recently met in May 2026 to review our IRR profile, capital adequacy and liquidity. On June 30, 2026, the Company’s cash and cash equivalents were $256.3 million. In addition to cash and cash equivalents, the Company had ample sources of additional liquidity including available borrowing capacity with the FHLB and Federal Reserve Bank Discount Window and federal fund lines of credit with correspondent banks. Our maximum borrowing capacity with the FHLB as of June 30, 2026, was $1.8 billion, of which $606.8 million was outstanding in the form of borrowings and irrevocable standby letters of credit, with remaining availability of $1.2 billion. Additionally, the Company had $568.8 million in availability at the Federal Reserve Bank Discount Window, through a borrower-in-custody of collateral arrangement, which enables us to pledge certain loans not being used as collateral elsewhere. Additional sources of credit with corresponding banks total $27.0 million, none of which are currently utilized. The Company also maintains an available for sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities, highly rated municipal securities and U.S. agency-backed mortgage-backed securities. This portfolio serves as an additional source of liquidity and capital. At June 30, 2026, the Company’s available for sale investment portfolio totaled $458.1 million, of which $151.0 million was

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

unencumbered. We believe our liquidity position is sufficient to meet our current and anticipated financial obligations and commitments in a timely manner.

We employ several analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2026. Our noncore funds at June 30, 2026 were comprised of time deposits in denominations of $100 thousand or more, brokered deposits and other borrowings. These funds are not considered to be a strong source of liquidity because they are interest rate sensitive and could be highly volatile. On June 30, 2026, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 16.8 percent, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments, to long-term assets equaled 11.1 percent. Our reliance on non-core funding at June 30, 2026 increased as compared to our reliance at December 31, 2025, which primarily reflected an increase in non-core funds outstanding, specifically short-term borrowings and brokered deposits. Our overall noncore dependence ratio at December 31, 2025, was 11.2 percent and our net short-term noncore funding dependence ratio was 6.4 percent.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $12.7 million during the six months ended June 30, 2026. Comparatively, cash and cash equivalents increased $39.9 million for the same period last year. For the six months ending June 30, 2026, net cash inflows of $22.2 million from operating activities and $134.4 million from financing activities were more than entirely offset by $169.3 million used in investing activities. For the same period of 2025, net cash outflows of $17.8 million from financing activities were more than offset by $34.8 million in net cash provided by investing activities and $23.0 million provided by operating activities.

Operating activities provided net cash of $22.2 million for the six months ended June 30, 2026, and provided $23.0 million for the corresponding six months of 2025. Net income, adjusted for the effects of gains and losses along with non-cash transactions such as depreciation, amortization and accretion and the provision for credit losses, is the primary source of funds from operations.

Investing activities primarily include lending activities, and investment portfolio transactions. Investing activities used net cash of $169.3 million for the six months ended June 30, 2026, compared to providing net cash of $34.8 million for the same period of 2025. Cash used to fund loan originations totaled $230.4 million for the six months ended June 30, 2026, and was the primary factor causing the net cash outflow from investing activities. Also contributing to the outflow was $23.0 million in cash used to purchase available for sale investment securities and $3.5 million in purchases of premises and equipment. Partially offsetting these outflows was $49.0 million in principal payments from investment securities, $32.7 million in proceeds from sales of available for sale investment securities and equity investments and $6.8 million received from bank owned life insurance.

Financing activities provided net cash of $134.4 million for the six months ended June 30, 2026, and used net cash of $17.8 million for the corresponding six months of 2025. For the six months ended June 30, 2026, the net increase was primarily driven by increases in deposits, coupled with net proceeds received from short term borrowings and long-term debt, partially offset by dividends paid to shareholders. The net outflow of cash for the comparative period of 2025 was primarily caused by decreases in deposits and payment of dividends to shareholders.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Capital:

Stockholders’ equity totaled $536.2 million or $53.56 per share at June 30, 2026, an increase of $16.3 million compared to $519.8 million or $52.01 per share at December 31, 2025. The increase in stockholders’ equity was primarily due to net income, partially offset by cash dividends paid to shareholders.

Dividends declared equaled $1.25 per share for the six months ended June 30, 2026, and $1.24 per share for the same period of 2025. The Company has paid cash dividends since its formation as a bank holding company in 1986. On July 31, 2026, the Company’s board of directors declared a third quarter dividend of $0.625 per share payable on September 15, 2026, to shareholders of record as of August 31, 2026. It is the present intention of the Company’s board of directors to continue to pay comparable quarterly dividends. Future dividends, however, must necessarily depend upon earnings, financial condition, legal restrictions and other factors relevant at the time the board of directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At June 30, 2026, the Bank’s Tier 1 capital to total average assets was 10.46 percent as compared to 10.22 percent at December 31, 2025. The Bank’s Tier 1 capital to risk weighted asset ratio was 12.75 percent and the Bank’s total capital to risk weighted asset ratio was 13.74 percent at June 30, 2026. The respective ratios were 13.06 percent and 14.01 percent at December 31, 2025. The Bank’s common equity Tier 1 to risk weighted asset ratio was 12.75 percent at June 30, 2026, compared to 13.06 percent at December 31, 2025. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at June 30, 2026.

At June 30, 2026, the Company’s Tier 1 capital to total average assets was 9.11 percent as compared to 8.84 percent at December 31, 2025. The Company’s Tier 1 capital to risk weighted asset ratio was 11.10 percent and the total capital to risk weighted asset ratio was 14.06 percent at June 30, 2026. These ratios were 11.28 percent and 14.31 percent at December 31, 2025. The Company’s common equity Tier 1 to risk weighted asset ratio was 10.87 percent at June 30, 2026, compared to 11.03 percent at December 31, 2025.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Review of Financial Performance:

The Company reported net income of $14.8 million or $1.48 per diluted share for the three months ended June 30, 2026, a decrease of $2.2 million when compared to a net income of $17.0 million or $1.68 per diluted share for the comparable period of 2025. The reduction in net income comparing the three months ended June 30, 2026, and 2025 was primarily due to an increase in the provision for credit losses due to strong loan growth, coupled with an increase in non-interest expense and income tax expense, partially offset by increases in net interest income and non-interest income. The Company recorded a $3.1 million provision for credit losses during the second quarter of 2026 compared to a $0.2 million provision credit for the comparable quarter of 2025. Noninterest expenses increased by $2.3 million, primarily due to increases in salaries and benefits expense, net occupancy and equipment expense, advertising and corporate business development expense. For the three months ended June 30, 2026, net interest income increased $3.4 million to $45.6 million from $42.2 million for the three months ended June 30, 2025. Noninterest income was $6.5 million for the three months ended June 30, 2026, an increase of $0.3 million from $6.2 million in the year ago period. The current period includes a gain of $0.3 million from the sale of a branch property, coupled with increases in wealth management and mortgage banking income, which includes gains, fees and commissions and merchant services income.

Net income for the six months ended June 30, 2026, totaled $29.6 million, or $2.95 per diluted shares, a decrease of $2.4 million, compared to $32.0 million, or $3.18 per diluted share for the same six months of 2025. Similar to the quarterly period, the decrease in year-to-date net income was primarily attributable to a higher provision for credit losses, reflecting strong loan growth, along with increases in noninterest expense and income tax expense, partially offset by higher net interest income and noninterest income,

Return on average assets (“ROAA”) measures our net income in relation to total assets. Our annualized ROAA was 1.13 percent for the second quarter of 2026 compared to 1.36 percent for the same period of 2025. Return on average equity (“ROAE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our annualized ROAE was 11.10 percent for the second quarter of 2026 compared to 13.87 percent for the comparable period in 2025. For the six months ended June 30, 2026 ROAA and ROAE were 1.14 percent and 11.18 percent, respectively, compared to 1.29 percent and 13.30 percent for the respective periods of 2025.

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

The following table reconciles the non-GAAP financial measures of net interest income adjusted to FTE for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025
Interest income (GAAP)	$67,752	$65,335
Adjustment to FTE	908	718
Interest income adjusted to FTE (non-GAAP)	68,660	66,053
Interest expense	22,148	23,138
Net interest income adjusted to FTE (non-GAAP)	$46,512	$42,915

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Interest income (GAAP)	$132,456	$127,761
Adjustment to FTE	1,759	1,420
Interest income adjusted to FTE (non-GAAP)	134,215	129,181
Interest expense	43,985	46,016
Net interest income adjusted to FTE (non-GAAP)	$90,230	$83,165

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(Dollars in thousands, except percents)	2026	2025
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$30,610	$28,262
Less: amortization of intangible assets expense	1,518	1,684
Less: acquisition related expenses		66
Noninterest expense adjusted (non-GAAP)	29,092	26,512

Net interest income (GAAP)	45,604	42,197
Plus: taxable equivalent adjustment	908	718
Noninterest income (GAAP)	6,534	6,247
Less: net gains (losses) on equity securities	33	(7)
Less: net gains on sale of fixed assets	271
Net interest income (FTE) plus noninterest income (non-GAAP)	$52,742	$49,169

Efficiency ratio (non-GAAP)	55.16%	53.92%

	Six Months Ended June 30,
(Dollars in thousands, except percents)	2026	2025
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$60,473	$55,615
Less: amortization of intangible assets expense	3,035	3,367
Less: acquisition related expenses		220
Noninterest expense adjusted (non-GAAP)	57,438	52,028

Net interest income (GAAP)	88,471	81,745
Plus: taxable equivalent adjustment	1,759	1,420
Noninterest income (GAAP)	13,432	12,503
Less: net gains on equity securities	489	64
Less: net gains on sale of available for sale securities	510
Less: net gains on sale of fixed assets	271	680
Net interest income (FTE) plus noninterest income (non-GAAP)	$102,392	$94,924
Efficiency ratio (non-GAAP)	56.10%	54.81%

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

On September 17, 2025, the Federal Open Market Committee (FOMC) reduced the target federal funds rate by 25 basis points to 4.25 percent, after maintaining the rate at 4.50 percent since December 18, 2024. The Committee—whose mandate is to promote maximum employment and maintain inflation at 2 percent over the longer run—cited rising economic uncertainty and increasing risks to the labor market as key reasons for the rate cut. Following this action, the national prime rate declined by 25 basis points, from 7.50 percent to 7.25 percent. The FOMC implemented two additional 25 basis point cuts on October 29 and December 10, 2025, bringing the federal funds target rate to 3.75 percent by year end. In response, the national prime rate also fell, ending 2025 at 6.75 percent. During the first quarter of 2026, the FOMC signaled that the existing rate level was sufficiently restrictive to guide inflation lower while avoiding undue pressure on employment. At its meeting on July 1, 2026, the FOMC voted to keep the benchmark overnight borrowing rate unchanged, marking the first meeting with a new chairman. Due to the ongoing conflict in the Middle East, we expect uncertainty with respect to economic conditions to remain elevated, which may result in future FOMC actions. Any additional rate actions by the FOMC could have a negative impact on Peoples’ net interest margin and net interest income.

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

For the three months ended June 30, 2026, the average balances included $4.2 billion in loans, $582.8 million in investments, $3.4 billion in interest bearing deposits, and $293.0 million in borrowings, which included $83.3 million in subordinated debt and $8.2 million in junior subordinated debt. For the three months ended June 30, FTE net interest income, a non-GAAP measure, increased $3.6 million to $46.5 million in 2026 from $42.9 million in 2025. The FTE net interest spread increased to 3.24 percent for the three months ended June 30, 2026, from 3.08 percent for the three months ended June 30, 2025, which was caused by a 20-basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a 4-basis point decrease in the FTE earning asset yield. The FTE net interest margin increased 13 basis points to 3.82 percent for the second quarter of 2026 from 3.69 percent for the comparable period of 2025. The increase in tax-equivalent net interest margin from the year ago same period was primarily due to decreases in average deposit rates, specifically money market demand accounts and time deposits, coupled with higher volumes of earning assets, partially offset by decreases in average loan yields.

For the three months ended June 30, the $3.6 million increase in FTE net interest income, a non-GAAP measure, was primarily due to an increase in FTE interest income, a non-GAAP measure, coupled with a decrease in interest expense. FTE interest income increased $2.6 million to $68.7 million in 2026 as compared to $66.1 million in 2025. The increase in FTE interest income was predominantly due to increases in the volume of earning assets, primarily loans, partially offset by a 4-basis point decrease in the FTE earning asset yield. Average earnings assets increased $221.5 million to $4.9 billion for the three months ended June 30, 2026 from $4.7 billion for the same three months of 2025. Strong loan demand resulted in a $247.3 million increase in average loans to $4.2 billion from $4.0 billion comparing the second quarters of 2026 and 2025. Additionally, average interest-bearing deposits increased $18.8 million to $67.0 million for the three months ended June 30, 2026, from $48.3 million for the same three months of 2025. These increases were

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

partially offset by a $44.6 million reduction in average investment securities to $582.8 million for the second quarter of 2026 from $627.3 million for the same quarter of 2025. The overall yield on earning assets, on an FTE basis, decreased 4 basis points for the three months ended June 30, 2026, to 5.64 percent as compared to 5.68 percent for the three months ended June 30, 2025. The yield on loans decreased 18 basis points in the second quarter of 2026 to 5.89 percent from 6.07 percent for the second quarter of 2025, while the yield on interest bearing deposits decreased 69 basis points to 3.72 percent from 4.41 percent when comparing the second quarters of 2026 and 2025, respectively. FOMC rate actions in the second half of 2025 contributed to the decreases in yields. Partially offsetting the reductions in loan and interest-bearing deposit yields was a 72 basis point increase in the yield earned on investments to 4.01% for the second quarter of 2026, compared to 3.29% for the second quarter of 2025. This improvement was primarily driven by repositioning transactions executed in the fourth quarter of 2025 and first quarter of 2026, whereby a portion of the cash flows from investment sales was reinvested into higher-yielding securities.

Total interest expense decreased $1.0 million to $22.1 million for the three months ended June 30, 2026, from $23.1 million for the three months ended June 30, 2025. The decrease in interest expense was primarily due to lower funding costs for deposits and borrowings partially offset by an increase in the volume of average interest-bearing liabilities. The cost of funds decreased 20 basis points for the three months ended June 30, 2026, to 2.40 percent as compared to 2.60 percent in the year ago period. Specifically, the cost of interest-bearing deposits decreased 27 basis points to 2.14 percent for the second quarter of 2026 from 2.41 percent for the same quarter of 2025, reflecting reductions in the average rate paid for money market accounts and time deposits due to lower market rates. Additionally, total borrowing costs decreased 26 basis points to 5.42 percent from 5.68 percent comparing the three months ended June 2026 and 2025. Specifically, the average rate paid for short-term and long-term borrowings decreased 79 basis points and 67 basis points comparing the second quarters of 2026 and 2025, reflecting the FOMC rate actions in the second half of 2025. Conversely, the average rate paid for subordinated debt increased 102 basis points to 8.42 percent for the three months ended June 30, 2026 from 7.40 percent for the same period of 2025. In June 2025, the Company called and redeemed $33.0 million of its subordinated notes due in June 2030, which had repriced to 9.08 percent and issued $85.0 million in fixed-to-floating rated subordinated notes due June 2035 at an initial fixed rate through June 2030 of 7.75 percent

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net interest income changes due to rate and volume for the six months ended June 30

	2026 vs 2025
	Increase (decrease)
	attributable to
(Dollars in thousands)	Total	Rate	Volume
Interest income:
Loans:
Taxable	$3,128	$(7,620)	$10,748
Tax-exempt	(410)	12	(422)
Investments:
Taxable	(294)	3,345	(3,639)
Tax-exempt	2,024	950	1,074
Interest-bearing deposits	586	(408)	994
Total interest income	5,034	(3,721)	8,755
Interest expense:
Money market accounts	(418)	(11,017)	10,599
Interest-bearing demand and NOW accounts	(535)	3,183	(3,718)
Savings accounts	151	140	11
Time deposits less than $100	(3,813)	(1,491)	(2,322)
Time deposits $100 or more	(208)	(902)	694
Short-term borrowings	273	(289)	562
Long-term debt	516	(844)	1,360
Subordinated debt	2,030	477	1,553
Junior subordinated debt	(27)	(39)	12
Total interest expense	(2,031)	(10,782)	8,751
FTE net interest income changes (non-GAAP)	$7,065	$7,061	$4

FTE net interest income, a non-GAAP measure, was $90.2 million for the six months ended June 30, 2026, and $83.2 million in the comparable period of 2025. Contributing to the $7.0 million increase in FTE net interest income was a positive rate variance and a negligible positive volume variance. The positive rate variance resulted in an increase in net interest income of $7.0 million when comparing the first six months of 2026 and 2025.

For the six months ended June 30, 2026, the favorable rate variance resulted primarily from a 29-basis point decrease in the average rates paid for interest-bearing deposits, which outweighed a 14-basis point reduction in average loan yields. The average rate paid on interest-bearing deposits decreased to 2.15 percent from 2.44 percent in the prior year’s six-month period resulting in a decrease in interest expense of $10.1 million. The reduction in interest-bearing deposits costs was largely influenced by decreases in the average rate paid for money market deposits and time deposits. Comparing the first six months of 2026 and 2025, the average cost of money market deposits decreased 134 basis points to 2.58 percent from 3.92 percent, respectively, which resulted in a decrease in interest expense of $11.0 million. Specifically, comparing the six months ended June 30, 2026, and 2025, the rate paid for small denomination time deposits decreased 83 basis points, while the average rate paid for time deposits $100 or more decreased 28 basis points and resulted in a combined decrease in interest expense of $2.4 million. Partially offsetting the reductions in money market and time deposit costs was an increase in the average rate paid for interest-bearing demand deposit accounts of 22 basis points, which caused an increase to interest expense of $3.2 million.

Comparing the six months ended June 30, the FTE yield on earning assets was 5.57 percent for 2026, a decrease of 2 basis points from 5.59 percent for 2025. A 14-basis point decrease in the FTE yield on average loans overshadowed the positive impact of a 78-basis point increase in the average FTE yield on investments. The average rate paid on loans decreased to 5.85 percent from 5.99 percent and resulted in a decrease to interest income of $7.6 million. The yield on

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

the investment portfolio increased to 3.90 percent during the six months ended June 30, 2026, from 3.12 percent in the year ago period, resulting in an increase of $4.3 million in interest income.

Average earning assets increased $195.0 million to $4.8 billion for the six months ended June 30, 2026, from $4.7 billion for the same six months of 2025 and accounted for an $8.8 million increase in interest income. The impact of the increase in average earning assets was offset by a $102.2 million increase in average interest-bearing liabilities, which resulted in an $8.8 million increase in interest expense.

Average taxable loans, the primary volume driver for interest income, increased $214.0 million, which caused interest income to increase by $10.7 million, while a secondary driver, average tax-exempt investments, increased $68.0 million and contributed a $1.1 million increase in interest income. Offsetting these volume driven increases, average taxable investments decreased $106.3 million, causing a $3.6 million decrease in interest income.

Average interest-bearing liabilities increased $102.2 million to $3.7 billion for the six months ended June 30, 2026, from $3.6 billion for the six months ended June 30, 2025, resulting in a net increase in interest expense of $8.8 million. Multiple drivers included money market accounts, which increased $329.6 million and resulted in a $10.6 million increase in interest expense, followed by both long term and subordinated debt. Subordinated debt increased by $38.9 million, which resulted in a $1.6 million increase to interest expense, and long-term debt increased by $40.3 million and contributed a $1.4 million increase to interest expense. The increases were offset primarily by decreases in interest bearing demand deposits, followed by decreases in small denomination time deposits. Average interest-bearing demand deposits decreased $217.4 million due in part to the cyclical nature of municipal deposits and resulted in a $3.7 million decrease in interest expense. Average small denomination time deposits decreased $134.0 million resulting in a $2.3 million decrease in interest expense.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Three months ended
	June 30, 2026			June 30, 2025
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$3,973,583	$59,483	6.00%	$3,707,650	$57,459	6.22%
Tax-exempt	263,731	2,728	4.15	282,406	2,914	4.14
Total loans	4,237,314	62,211	5.89	3,990,056	60,373	6.07
Investments:
Taxable	422,646	4,231	4.02	540,424	4,644	3.45
Tax-exempt	160,117	1,596	4.00	86,899	505	2.33
Total investments	582,763	5,827	4.01	627,323	5,149	3.29
Interest-bearing deposits	67,064	622	3.72	48,270	531	4.41
Total interest-earning assets	4,887,141	$68,660	5.64%	4,665,649	$66,053	5.68%
Less: allowance for credit losses	40,521			41,837
Other assets	401,762			390,522
Total assets	$5,248,382			$5,014,334
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market accounts	$1,034,838	$6,673	2.59%	$708,585	$6,992	3.96%
Interest-bearing demand and NOW accounts	1,213,141	5,825	1.93	1,406,998	5,882	1.68
Savings accounts	511,202	466	0.37	501,975	376	0.30
Time deposits less than $100	290,045	2,297	3.18	404,142	3,991	3.96
Time deposits $100 or more	365,167	2,927	3.22	352,216	3,062	3.49
Total interest-bearing deposits	3,414,393	18,188	2.14	3,373,916	20,303	2.41
Short-term borrowings	56,166	536	3.83	35,587	410	4.62
Long-term debt	145,346	1,500	4.14	101,066	1,211	4.81
Subordinated debt	83,334	1,750	8.42	55,622	1,026	7.40
Junior subordinated debt	8,177	174	8.54	8,075	188	9.34
Total borrowings	293,023	3,960	5.42	200,350	2,835	5.68
Total interest-bearing liabilities	3,707,416	22,148	2.40	3,574,266	23,138	2.60
Noninterest-bearing deposits	940,512			897,212
Other liabilities	65,432			52,608
Stockholders’ equity	535,022			490,248
Total liabilities and stockholders’ equity	$5,248,382			$5,014,334
Net interest income/spread		$46,512	3.24%		$42,915	3.08%
Net interest margin (non-GAAP)			3.82%			3.69%
Tax-equivalent adjustments:
Loans		$573			$612
Investments		335			106
Total adjustments		$908			$718

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Six months ended
	June 30, 2026			June 30, 2025
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$3,916,900	$115,799	5.96%	$3,702,911	$112,671	6.14%
Tax-exempt	261,252	5,346	4.13	281,486	5,756	4.12
Total loans	4,178,152	121,145	5.85	3,984,397	118,427	5.99
Investments:
Taxable	441,862	8,525	3.89	548,124	8,819	3.24
Tax-exempt	154,937	3,030	3.94	86,985	1,006	2.33
Total investments	596,799	11,555	3.90	635,109	9,825	3.12
Interest-bearing deposits	82,275	1,515	3.71	42,754	929	4.38
Total interest-earning assets	4,857,226	$134,215	5.57%	4,662,260	$129,181	5.59%
Less: allowance for credit losses	39,998			41,960
Other assets	400,794			391,221
Total assets	$5,218,022			$5,011,521
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market accounts	$1,027,706	$13,144	2.58%	$698,111	$13,562	3.92%
Interest-bearing demand and NOW accounts	1,218,560	11,763	1.95	1,435,943	12,298	1.73
Savings accounts	507,704	888	0.35	500,392	737	0.30
Time deposits less than $100	280,219	4,406	3.17	414,197	8,219	4.00
Time deposits $100 or more	374,444	6,126	3.30	356,817	6,334	3.58
Total interest-bearing deposits	3,408,633	36,327	2.15	3,405,460	41,150	2.44
Short-term borrowings	47,720	908	3.84	27,925	635	4.59
Long-term debt	139,700	2,904	4.19	99,426	2,388	4.84
Subordinated debt	83,278	3,499	8.47	44,373	1,469	6.68
Junior subordinated debt	8,163	347	8.57	8,063	374	9.35
Total borrowings	278,861	7,658	5.54	179,787	4,866	5.46
Total interest-bearing liabilities	3,687,494	43,985	2.41%	3,585,247	46,016	2.59%
Noninterest-bearing deposits	935,129			886,193
Other liabilities	62,206			55,298
Stockholders’ equity	533,193			484,783
Total liabilities and stockholders’ equity	$5,218,022			$5,011,521
Net interest income/spread		$90,230	3.16%		$83,165	3.00%
Net interest margin (non-GAAP)			3.75%			3.60%
Tax-equivalent adjustments:
Loans		$1,123			$1,209
Investments		636			211
Total adjustments		$1,759			$1,420

Provision for Credit Losses:

For the three months ended June 30, 2026, the Company recorded a $3.1 million provision for credit losses compared to a $0.2 million benefit to the provision for the same three months of 2025. The increase was primarily due to the impact of significant loan growth during the quarter ended June 30, 2026, while the prior-year same period benefited from lower specific reserves associated with reduction in non-performing loans. For the six months ended June 30, 2026, the provision for credit losses was $4.5 million, an increase of $4.5 million from a negligible benefit of $39 thousand recorded for the same six months of 2025. The increase in loan provisioning for the year-to-date period of 2026 was primarily impacted by significant loan growth. Based on our most current evaluation, we believe that the ACL is adequate to absorb any known and inherent losses in the loan portfolio as of June 30, 2026.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Noninterest Income:

Noninterest income was $6.5 million and $6.2 million for the three months ended June 30, 2026, and 2025, respectively. The $0.3 million increase in non-interest income was primarily due to a gain of $0.3 million on the sale of a branch property that was part of a sale/leaseback transaction, coupled with increases in wealth management and mortgage banking income, which includes gains on the sale of residential mortgage loans, partially offset by decreases in service charges, fees and commissions and merchant services income.

Noninterest income was $13.4 million and $12.5 million for the six months ended June 30, 2026, and 2025, respectively. The $0.9 million increase in non-interest income was primarily due to increases in interest rate swap income of $0.6 million, along with combined gains of $1.0 million on the sale of investment securities available for sale and on the sale and market value appreciation of equity securities and a $0.3 million increase in mortgage banking income, partially offset by a decrease in service charge, fee, and commission income of $0.5 million. The current six-month period ended June 30, 2026, includes a gain on the sale of a branch property of $0.3 million. The comparable prior-year period included a gain of $0.7 million on the sale of the Company’s former corporate headquarters in Scranton, PA.

Noninterest Expenses:

In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses, and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance, including FDIC assessment, provision for unfunded commitments, other taxes and supplies. Several of these costs and expenses are variable while the remainder are fixed. We utilize budgets and other related strategies to control the variable expenses.

Noninterest expense was $30.6 million for the second quarter of 2026, an increase of $2.3 million from $28.3 million for the three months ended June 30, 2025, which primarily reflected increases in salaries and employee benefits, due to annual merit increases and higher benefit costs, coupled with an increase in occupancy and equipment expense resulting from higher leasing costs and data processing expenses. Salaries and employee benefits expense was $15.1 million for the three months ended June 30, 2026, compared to $13.8 million for the same three months in 2025. Net occupancy and equipment expenses were $7.3 million for the second quarter of 2026, an increase of $1.0 million from $6.3 million for the same quarter of 2025.

Noninterest expense increased $4.9 million to $60.5 million for the six months ended June 30, 2026, from $55.6 million for the six months ended June 30, 2025, which primarily reflected increases in salaries and employee benefits expenses, and occupancy and equipment expenses. Salaries and employee benefits expense was $29.6 million for the six months ended June 30, 2026, compared to $27.2 million for the same six months in 2025. The $2.4 million increase resulted primarily from annual merit increases, staff additions and higher health insurance costs. Net occupancy and equipment expenses were $15.0 million for the first six months of 2026, an increase of $2.1 million from $12.9 million for the same six-month period in 2025. The increase was largely caused by higher rent expenses associated with the new corporate headquarters and increases in data processing expenses related to the implementation of an on-line account opening platform.

Income Taxes:

We recorded an income tax expense of $3.6 million or 19.6% of pre-tax income for the three-month period ending June 30, 2026, and $3.5 million or 17.0% of pre-tax income for the three-month period ending June 30, 2025. Income tax expense was $7.4 million for the six months ended June 30, 2026, compared to $6.7 million for the six months ended

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

June 30, 2025. The effective tax rate was 20.0% for the six months ended June 30, 2026, and 17.3% in the prior year’s same six-month period. Increases in the effective tax rate in both the three-month and six-month periods were largely due to an increase in amortization related to the Company’s low-income housing tax credit investments, coupled with an increase in the provision for state income taxes.

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

The Company utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and IRR. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore should not be taken as a measure of credit risk. See Note 16, “Derivatives and hedging activities,” to the Audited Consolidated Financial Statements contained in Part II, Item 8 of our Annual Report on Form 10-K for the period ended December 31, 2025 and Note 9, “Derivatives and hedging activities,” to the Unaudited Consolidated Interim Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The ALCO uses income simulation to measure IRR inherent in the Company’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon and a 60-month horizon. The simulations assume that the size and general composition of the Company’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost time deposits to higher cost time deposits in selected interest rate scenarios. Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. The characteristics of financial instrument classes are typically reviewed by the ALCO on a quarterly basis to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of June 30, 2026 and December 31, 2025, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the general composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of net interest income in different interest rate scenarios.

Peoples Financial Services Corp.

Model results at June 30, 2026 indicated a higher starting level of net interest income (“NII”) compared to the December 31, 2025 model due to the impact of a larger earning asset base, higher earning asset yields coupled with lower deposit costs. During the three months ended June 30, 2026, asset cashflows repriced into higher yielding instruments, management implemented a strategy to reduce deposit costs and reduced the Company’s higher rate brokered CD portfolio and replaced the funding with FHLB term borrowings with lower rates.

Our interest rate risk position at June 30, 2026 exhibits an asset-sensitive profile. Rising interest rates present the greatest benefit to net interest income, as asset yields reprice higher more quickly while increases in deposit costs lag. Conversely, a sustained falling rate environment—particularly a parallel downward shift in the yield curve—presents the greatest potential risk to NII over the long-term horizon; a steeper yield curve mitigates a portion of the exposure to falling rates. Compared to the December 31, 2025 position, the June 30, 2026 position is more asset-sensitive due to changes to deposit assumptions.

The ALCO regularly reviews a wide variety of interest rate shift scenario results to evaluate IRR exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve as well as parallel changes in interest rates of up to 400 basis points. Because income simulations assume that the Company’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

During the first half of 2026, the FOMC has kept the federal funds target rate unchanged following a series of reductions implemented during the latter half of 2025. During the six months ended June 30, 2026, the Company actively managed its mix of brokered deposits and borrowings to achieve lower funding costs and improve funding flexibility. While the future path of monetary policy remains uncertain, sustained elevated interest rates or any future increases in market interest rates could negatively impact net interest income ("NII") if funding costs, including deposit and wholesale funding rates, increase at a faster pace than yields earned on the Company's interest-earning assets. In addition, continued competition for deposits in a higher-rate environment may require the Company to retain and attract deposits through higher pricing or increased reliance on alternative funding sources, which could further pressure NII.

	June 30, 2026
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	12.8	(20.0)	(12.2)	(40.0)
+300	9.9	(20.0)	(8.1)	(30.0)
+200	6.8	(10.0)	(4.4)	(20.0)
+100	3.9	(10.0)	(1.1)	(10.0)
Static
-100	(3.5)	(10.0)	(0.3)	(10.0)
-200	(6.5)	(10.0)	(3.0)	(20.0)
-300	(6.8)	(20.0)	(8.7)	(30.0)
-400	N/A	(20.0)	N/A	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2026, would increase 3.9 percent from model results using current interest rates. Conversely, parallel shifts in general markets rates of minus 100 basis points indicated projected net interest income for the same time period would decrease 3.5 percent.

Additional disclosures about market risk are included in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025, and are incorporated into this Item 3 by reference.

Peoples Financial Services Corp.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2026, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the six months ended June 30, 2026 and through the date of this quarterly report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months in the quarter ended June 30, 2026.

				Maximum number
			Total number of	(or approximate dollar value)
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans or	under the plans or
Period	shares purchased	paid per share	programs	programs
April 1- April 30	71	$54.62
May 1 - May 31	515	56.35
June 1 - June 30
Total	586	$56.14

Peoples Financial Services Corp.

During the three months ended June 30, 2026 and through the date of this report, the Company did not have any publicly announced share repurchase plans or programs. All of the purchases noted in the table above reflect shares delivered by participants in the Company’s equity incentive plans to pay withholding tax liabilities incident to the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or officers informed management of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Item Number	Description

3.1	Peoples Financial Services Corp. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed with the Commission on March 17, 2014)

3.2

Articles of Amendment to the Articles of Incorporation of Peoples Financial Services Corp., effective as of May 19, 2020 (incorporated by reference to Exhibit 3.2 to the Registrant's quarterly report on Form 10-Q filed with the Commission on August 10, 2020)

3.3

Third Amended and Restated Bylaws of Peoples Financial Services Corp., effective May 30, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed June 3, 2025)

10.1

Peoples Financial Services Corp. 2023 Equity Incentive Plan, as amended May 22, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on May 27, 2026)

10.2*	First Amendment to Deferred Compensation Plan, dated June 26, 2026, by and between Peoples Security Bank and Trust Company and Susan L. Hubble

31.1*	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a)

31.2*	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a)

32*	CEO and CFO Certifications Pursuant to Section 1350

101*

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: August 7, 2026	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer
Principal Executive Officer

Date: August 7, 2026	/s/ James M. Bone, Jr., CPA
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: August 7, 2026	/s/ Stephanie A. Westington, CPA
Stephanie A. Westington, CPA
Executive Vice President and Chief Accounting Officer
Principal Accounting Officer