Form 10-Q
period 2026-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2026-11-06
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2026

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 10,012,216 at October 31, 2026.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents
Cash and due from banks	$76,557	$58,420
Interest-bearing deposits in other banks	228,404	210,564
Total cash and cash equivalents	304,961	268,984

Investment securities:
Available for sale: Amortized cost of $497,442 and $541,707, respectively, net of allowance for credit losses of $0 at September 30, 2026 and December 31, 2025	440,827	512,563
Held to maturity: Fair value of $54,948 and $62,798 respectively, net of allowance for credit losses of $0 at September 30, 2026 and December 31, 2025	66,739	72,047
Equity investments carried at fair value	2,592	2,598
Total investment securities	510,158	587,208
Loans	4,363,480	4,066,896
Less: allowance for credit losses	40,780	39,007
Net loans	4,322,700	4,027,889
Loans held for sale	1,412	805
Goodwill	75,986	75,986
Premises and equipment, net	88,635	78,496
Bank owned life insurance	83,644	88,645
Deferred tax assets	30,589	26,555
Accrued interest receivable	18,316	17,633
Intangible assets, net	23,254	27,700
Other assets	99,655	70,677
Total assets	$5,559,310	$5,270,578

Liabilities:
Deposits:
Noninterest-bearing	$971,070	$954,485
Interest-bearing	3,701,067	3,479,584
Total deposits	4,672,137	4,434,069
Short-term borrowings	19,720	32,721
Long-term debt	160,139	134,352
Subordinated debt	83,494	83,187
Junior subordinated debt	8,223	8,140
Accrued interest payable	8,619	6,792
Other liabilities	77,678	51,470
Total liabilities	5,030,010	4,750,731

Stockholders’ equity:
Common Stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding at September 30, 2026, 10,012,216 shares and 9,994,595 shares at December 31, 2025	20,057	20,015
Capital surplus	251,720	251,023
Retained earnings	303,436	273,500
Accumulated other comprehensive loss	(45,913)	(24,691)
Total stockholders’ equity	529,300	519,847
Total liabilities and stockholders’ equity	$5,559,310	$5,270,578

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
September 30,	2026	2025	2026	2025
Interest income:
Interest and fees on loans:
Taxable	$62,663	$57,621	$178,462	$170,292
Tax-exempt	2,345	2,151	6,568	6,698
Interest and dividends on investment securities:
Taxable	3,497	4,335	11,458	13,073
Tax-exempt	1,301	537	3,695	1,332
Dividends	342	47	906	128
Interest on interest-bearing deposits in other banks	1,308	473	2,823	1,402
Total interest income	71,456	65,164	203,912	192,925

Interest expense:
Interest on deposits	20,461	20,194	56,788	61,344
Interest on short-term borrowings	149	341	1,057	976
Interest on long-term debt	1,633	1,509	4,537	3,897
Interest on subordinated debt	1,749	1,748	5,248	3,217
Interest on junior subordinated debt	177	189	524	563
Total interest expense	24,169	23,981	68,154	69,997
Net interest income	47,287	41,183	135,758	122,928
(Benefit) provision for credit losses	(1,148)	(838)	3,344	(877)
Net interest income after (benefit) provision for credit losses	48,435	42,021	132,414	123,805

Noninterest income:
Service charges, fees, commissions and other	3,190	3,386	9,758	10,454
Merchant services income	217	321	886	1,136
Commission and fees on fiduciary activities	644	607	1,783	1,707
Wealth management income	875	950	2,274	2,219
Mortgage banking income	213	148	756	387
Increase in cash surrender value of life insurance	525	543	1,522	1,604
Interest rate swap gain	170	182	1,017	389
Net (losses) gains on equity investment securities	(155)	(21)	334	43
Net gains on sale of investment securities available for sale			510
Net (losses) gains on sale of fixed assets		(615)	271	65
Total noninterest income	5,679	5,501	19,111	18,004

Noninterest expense:
Salaries and employee benefits expense	15,616	14,128	45,220	41,370
Net occupancy and equipment expense	7,672	7,221	22,685	20,115
Acquisition related expenses		16		236
Amortization of intangible assets	1,349	1,515	4,384	4,882
Professional fees and outside services	1,451	935	3,605	3,114
FDIC insurance and assessments	744	607	2,209	2,605
Advertising and corporate business development	1,659	1,106	4,412	3,040
Other expenses	3,213	3,150	9,662	8,931
Total noninterest expense	31,704	28,678	92,177	84,293
Income before income taxes	22,410	18,844	59,348	57,516
Income tax expense	3,279	3,598	10,665	10,305
Net income	19,131	15,246	48,683	47,211

Other comprehensive (loss) income:
Unrealized (losses) gains on investment securities available for sale	(26,009)	7,415	(26,961)	14,846
Reclassification adjustment for net gains on available for sale securities included in net income			(510)
Change in derivative fair value	53	18	289	(114)
Other comprehensive (loss) income before income tax (benefit) expense	(25,956)	7,433	(27,182)	14,732
Income tax (benefit) expense related to other comprehensive (loss) income	(5,691)	1,621	(5,960)	3,213
Other comprehensive (loss) income, net of income tax (benefit) expense	(20,265)	5,812	(21,222)	11,519
Comprehensive (loss) income	$(1,134)	$21,058	$27,461	$58,730

Per share data:
Net income:
Basic	$1.91	$1.53	$4.86	$4.72
Diluted	$1.90	$1.51	$4.85	$4.69
Dividends declared	$0.6250	$0.6175	$1.8750	$1.8525
Weighted average common shares outstanding:
Basic	10,011,287	9,994,629	10,008,270	9,994,175
Diluted	10,050,247	10,086,915	10,042,560	10,070,947

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Number of	Common	Capital	Retained	Comprehensive
	Shares	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2026	9,994,595	$20,015	$251,023	$273,500	$(24,691)	$519,847
Net income				14,747		14,747
Other comprehensive loss, net of tax					(2,917)	(2,917)
Cash dividends declared: $0.6250 per common share				(6,246)		(6,246)
Stock compensation			219			219
Restricted stock issued	22,454	45	180			225
Shares withheld to satisfy taxes on restricted stock	(6,561)	(13)	(357)			(370)
Balance, March 31, 2026	10,010,488	$20,047	$251,065	$282,001	$(27,608)	$525,505

Net income				14,805		14,805
Other comprehensive income, net of tax					1,960	1,960
Cash dividends declared: $0.6250 per common share				(6,250)		(6,250)
Stock compensation			211			211
Restricted stock issued	465	8	(8)
Shares withheld to satisfy taxes on restricted stock	(586)	(2)	(44)			(46)
Balance, June 30, 2026	10,010,367	$20,053	$251,224	$290,556	$(25,648)	$536,185

Net income				19,131		19,131
Other comprehensive loss, net of tax					(20,265)	(20,265)
Cash dividends declared: $0.6250 per common share				(6,251)		(6,251)
Stock compensation			584			584
Restricted stock issued	3,223	6	(6)
Shares withheld to satisfy taxes on restricted stock	(1,209)	(2)	(82)			(84)
Restricted stock forfeited	(165)
Balance, September 30, 2026	10,012,216	$20,057	$251,720	$303,436	$(45,913)	$529,300

					Accumulated
					Other
	Number of	Common	Capital	Retained	Comprehensive
	Shares	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2025	9,990,724	$19,995	$250,695	$238,955	$(40,695)	$468,950
Net income				15,009		15,009
Other comprehensive income, net of tax					4,241	4,241
Cash dividends declared: $0.6175 per share				(6,158)		(6,158)
Stock compensation		10	(211)			(201)
Restricted stock issued	8,212	16	169			185
Shares withheld to satisfy taxes on restricted stock	(3,453)	(7)	(165)			(172)
Balance, March 31, 2025	9,995,483	$20,014	$250,488	$247,806	$(36,454)	$481,854

Net income				16,956		16,956
Other comprehensive income, net of tax					1,466	1,466
Cash dividends declared: $0.6175 per share				(6,161)		(6,161)
Stock compensation, including tax effects and expenses		2	(4)			(2)
Restricted stock issued		1	22			23
Shares withheld to satisfy taxes on restricted stock	(787)	(2)	(38)			(40)
Balance, June 30, 2025	9,994,696	$20,015	$250,468	$258,601	$(34,988)	$494,096

Net income				15,246		15,246
Other comprehensive income, net of tax					5,812	5,812
Cash dividends declared: $0.6175 per share				(6,161)		(6,161)
Stock compensation, including tax effects and expenses			267			267
Restricted stock issued
Shares withheld to satisfy taxes on restricted stock
Restricted stock forfeited	(101)
Balance, September 30, 2025	9,994,595	$20,015	$250,735	$267,686	$(29,176)	$509,260

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

For the Nine Months Ended September 30,	2026	2025
Cash flows from operating activities:
Net income	$48,683	$47,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,774	2,433
Amortization of right-of-use lease asset	572	615
Amortization of net deferred loan fees	(369)	(393)
Amortization of debt issuance costs	307	134
Amortization of CDI and other intangibles	4,446	4,958
Amortization expense related to acquired borrowings	154	348
Accretion income related to acquired loans	(9,546)	(12,177)
Amortization expense related to acquired deposits	155	620
Amortization of low-income housing partnerships	2,798	1,204
Provision (benefit) for credit losses	3,344	(877)
Net unrealized gain on equity investments	(230)	(43)
Net (gain) loss on sale of other real estate owned	(3)	5
Net gain on sale of equity securities	(104)
Valuation allowance on other real estate	120
Loans originated for sale	(11,555)	(5,683)
Proceeds from sale of loans originated for sale	11,160	4,890
Net gain on sale of loans originated for sale	(212)	(23)
Net accretion of investment securities	(2,224)	(2,587)
Net gain on sale of investment securities available for sale	(510)
Net gain on sale of premises and equipment	(271)	(65)
Increase in cash surrender value of life insurance	(1,522)	(1,604)
Gain from bank owned life insurance settlement	(280)	(118)
Deferred income tax expense	1,926	2,449
Stock compensation, including tax effects and expenses	1,239	60
Net change in:
Accrued interest receivable	(683)	(1,363)
Other assets	(32,349)	4,586
Accrued interest payable	1,827	2,473
Other liabilities	17,354	(8,871)
Net cash provided by operating activities	37,001	38,182
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	32,404
Proceeds from sales of equity investments	340
Proceeds from repayments of investment securities:
Available for sale	58,182	87,880
Held to maturity	5,236	4,819
Purchases of investment securities:
Available for sale	(43,515)	(78,560)
Net purchase of restricted equity securities	(147)	(3,297)
Purchase of equity securities without readily determinable fair value	(238)	(282)
Net increase in loans	(288,240)	(12,889)
Purchases of premises and equipment	(4,804)	(8,078)
Proceeds from the sale of premises and equipment	733	3,722
Proceeds from bank owned life insurance	6,790	968
Proceeds from sale of other real estate owned	854	22
Net cash used in investing activities	(232,405)	(5,695)
Cash flows from financing activities:
Net increase (decrease) in deposits	237,913	(118,441)
Proceeds from long-term debt	63,095	49,105
Repayment of long-term debt	(37,379)	(10,986)
Net proceeds from short-term borrowings	(13,001)	60,410
Proceeds from the issuance of subordinated debt, net of issuance costs		82,977
Repayment of subordinated debt		(33,000)
Cash paid for shares withheld for taxes on compensation	(500)
Cash dividends paid	(18,747)	(18,480)
Net cash provided by financing activities	231,381	11,585
Net increase in cash and cash equivalents	35,977	44,072
Cash and cash equivalents at beginning of period	268,984	135,851
Cash and cash equivalents at end of period	$304,961	$179,923

For the Nine Months Ended September 30,	2026	2025
Supplemental disclosures:
Cash paid during the period for:
Interest	$66,327	$67,524
Income taxes	4,463	6,428
Federal income tax credit	10,913
Noncash items:
Transfers of fixed assets to other real estate		433
Transfers of loans to other real estate		1,541
Origination of mortgage servicing rights	151	58
Initial recognition of right-of-use assets	9,143	2,786
Initial recognition of lease liability	9,143	2,786

See notes to unaudited consolidated financial statements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1. Summary of significant accounting policies:

Nature of operations

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly owned direct and indirect subsidiaries, including Peoples Security Bank and Trust Company (the “Bank”) and 1st Equipment Finance, Inc., collectively, the “Company” or “Peoples”. The Company services its retail and commercial customers through forty community banking offices located within Allegheny, Bucks, Lackawanna, Lancaster, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey, and Broome County of New York.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”).

Subsequent events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2026, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.

On October 23, 2026, the Company’s board of directors declared a dividend of $0.6250 per share for the fourth quarter of 2026. The dividend is payable on December 15, 2026 to shareholders of record as of November 30, 2026. The per share dividend is equal to the per share dividend declared for the third quarter of 2026.

On October 29, 2026, the Company completed the purchase of its Exeter branch facility, which had previously been occupied under an operating lease arrangement. The acquisition resulted in the Company obtaining ownership of the property and terminating the ongoing lease obligation associated with the facility. The purchase price was $900

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

thousand. The Company expects to derecognize the related right-of-use asset and lease liability of approximately $130 thousand in the fourth quarter of 2026.

Recent accounting standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the required effective dates. The following should be read in conjunction with Note 1 entitled “Summary of significant accounting policies” of the Notes to the Consolidated Financial Statements included in the 2025 10-K.

ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)” is intended to address the lack of specific U.S. GAAP guidance on environmental credits and environmental credit obligations. ASU 2026-02 aims to improve recognition, measurement, presentation and disclosure of these items and enhance comparability and decision-useful information for investors. The ASU requires entities to clearly present environmental credits and credit obligations in financial statements, distinguishing between compliance and noncompliance credits, providing disclosures that improve understandability and comparability. ASU 2026-02 is effective for public business entities for annual periods beginning after December 15, 2027, including interim periods, and permits early adoption at the start of any annual period. ASU 2026-02 will be effective on January 1, 2028, for the Company and is not expected to have a material impact on the Company’s consolidated financial statements.

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

ASU 2025-08 “Financial Instruments – Credit Losses (Topic 326): Purchased Loans” (“ASU 2025-08”) expands the use of the gross-up approach in ASC 326, Credit Losses, to “purchased seasoned loans,” which the guidance defines as loans, excluding purchased financial assets with credit deterioration, credit card receivables, debt securities, and trade receivables, that are (1) acquired in a business combination or (2) obtained through a transfer that is not a business combination or initially recognized through the consolidation of a variable interest entity, if certain seasoning criteria are met. This approach was previously only applied to purchased financial assets with credit deterioration. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Entities are required to apply the guidance prospectively. Early adoption is permitted. The Company will adopt the change on January 1, 2027. Because the guidance is applied prospectively to loans acquired on or after the date of adoption, adoption is not expected to have a material impact on the Company’s consolidated financial statements; the effect in future periods will depend on the volume of any loans acquired after adoption.

ASU 2025-01 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”) clarifies the effective date of Accounting Standards Update 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) to stipulate that ASU 2024-03 is effective for

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 will be effective for the Company beginning January 1, 2027, for the Company’s annual financial statements on Form 10-K and January 1, 2028, for the Company’s quarterly financial statements on Form 10-Q and is not expected to have a material impact on the Company’s consolidated financial statements but is expected to result in additional disclosures and potential changes to line items on the consolidated statements of income and comprehensive (loss) income.

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

The components of AOCL included in stockholders’ equity at September 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Net unrealized loss on investment securities available for sale	$(56,615)	$(29,144)
Income tax benefit	(12,413)	(6,390)
Net of income taxes	(44,202)	(22,754)
Benefit plan adjustments	(2,178)	(2,178)
Income tax benefit	(478)	(478)
Net of income taxes	(1,700)	(1,700)
Derivative adjustments	(14)	(303)
Income tax benefit	(3)	(66)
Net of income taxes	(11)	(237)
Accumulated other comprehensive loss	$(45,913)	$(24,691)

Other comprehensive (loss) income and related tax effects for the three and nine months ended September 30, 2026 and September 30, 2025 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Unrealized (loss) gain on investment securities available for sale	$(26,009)	$7,415	$(26,961)	$14,846
Net (gain) on the sale of investment securities available for sale (1)			(510)
Other comprehensive (loss) income on available-for-sale debt securities	(26,009)	7,415	(27,471)	14,846
Net change in derivatives	53	18	289	(114)
Other comprehensive (loss) income before taxes	(25,956)	7,433	(27,182)	14,732
Income tax (benefit) expense	(5,691)	1,621	(5,960)	3,213
Other comprehensive (loss) income	$(20,265)	$5,812	$(21,222)	$11,519

(1)	Represents amounts reclassified out of accumulated other comprehensive loss and included in net gains on the sale of investment securities available for sale on the consolidated statements of income and comprehensive (loss) income.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2026, and 2025:

	For the Three Months Ended September 30,
	2026		2025
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$19,131	$19,131	$15,246	$15,246
Average common shares outstanding	10,011,287	10,050,247	9,994,629	10,086,915
Earnings per share	$1.91	$1.90	$1.53	$1.51

	For the Nine Months Ended September 30,
	2026		2025
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$48,683	$48,683	$47,211	$47,211
Average common shares outstanding	10,008,270	10,042,560	9,994,175	10,070,947
Earnings per share	$4.86	$4.85	$4.72	$4.69

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at September 30, 2026 and December 31, 2025 are summarized below. There was no allowance for credit losses (“ACL”) recorded for available for sale or held to maturity debt securities at September 30, 2026 and December 31, 2025.

	September 30, 2026
		Gross		Gross
	Amortized	Unrealized		Unrealized	Fair
(Dollars in thousands)	Cost	Gains		Losses	Value
Available for sale:
U.S. Treasury securities	$19,111	$		$1,219	$17,892
State and municipals:
Taxable	63,904			9,635	54,269
Tax-exempt	161,810			22,036	139,774
Residential mortgage-backed securities:
U.S. government agencies	20,035			1,707	18,328
U.S. government-sponsored enterprises	153,002		17	21,387	131,632
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,675			22	1,653
Private collateralized mortgage obligations	45,658		310	947	45,021
Asset backed securities	14,138		33	373	13,798
Corporate debt securities	18,109		496	145	18,460
Negotiable certificates of deposit
Total available for sale	$497,442		$856	$57,471	$440,827
Held to maturity:
Tax-exempt state and municipals	$10,416	$		$1,178	$9,238
Residential mortgage-backed securities:
U.S. government agencies	11,304			2,368	8,936
U.S. government-sponsored enterprises	45,019			8,245	36,774
Total held to maturity	$66,739	$		$11,791	$54,948

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

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

The Company did not sell any investments from its securities portfolio during the quarter ended September 30, 2026. During the nine-month period ended September 30, 2026, the Company completed a partial repositioning of its investment security portfolio. The Company sold a portion of its available-for-sale residential mortgage-backed securities with an amortized cost of $31.9 million. Proceeds received on the securities sold totaled $32.4 million. The Company realized gross gains of $510 thousand, which are included in noninterest income in the consolidated statements of income and comprehensive (loss) income for the nine months ended September 30, 2026. There were no gross losses realized upon the sales.

There were no available-for-sale securities sold during the three and nine months ended September 30, 2025.

The following table summarizes the maturity distribution of the amortized cost and fair value, which is the net carrying amount, of the debt securities classified as available for sale at September 30, 2026. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Within one year	$3,122	$3,082
After one but within five years	63,101	58,918
After five but within ten years	67,632	56,932
After ten years	129,079	111,463
	262,934	230,395
Mortgage-backed and other amortizing securities	234,508	210,432
Total	$497,442	$440,827

 The maturity distribution of the amortized cost and fair value of debt securities classified as held to maturity at September 30, 2026, is summarized as follows:

	Amortized	Fair
(Dollars in thousands)	Cost	Value
After one but within five years	$6,680	$5,997
After five but within ten years	3,736	3,241
	10,416	9,238
Mortgage-backed securities	56,323	45,710
Total	$66,739	$54,948

Securities with a carrying value of $359.1 million and $381.8 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law and pledged to the Discount Window at the Federal Reserve.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2026, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2026
	Less than Twelve Months			Twelve Months or Longer			Total
	Total # in a Loss		Unrealized	Total # in a Loss		Unrealized	Total # in a Loss		Unrealized
(Dollars in thousands)	Position	Fair Value	Losses	Position	Fair Value	Losses	Position	Fair Value	Losses
Securities available for sale
U.S. Treasury securities				5	$17,892	$1,219	5	$17,892	$1,219
State and municipals:
Taxable	1	564	35	61	53,705	9,600	62	54,269	9,635
Tax-exempt	109	$85,528	$9,854	82	54,116	12,182	191	139,644	22,036
Residential mortgage-backed securities:
U.S. government agencies	5	18,328	1,707				5	18,328	1,707
U.S. government-sponsored enterprises	39	67,028	3,145	28	55,429	18,242	67	122,457	21,387
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises				1	1,653	22	1	1,653	22
Other	28	24,965	544	11	13,157	403	39	38,122	947
Asset-backed securities	3	6,517	15	2	1,577	358	5	8,094	373
Corporate debt securities	5	3,695	55	1	910	90	6	4,605	145
Total	190	$206,625	$15,355	191	$198,439	$42,116	381	$405,064	$57,471

Securities Held to Maturity
Tax-exempt state and municipals	5	$3,421	$259	10	$5,817	$919	15	$9,238	$1,178
Residential mortgage-backed securities:
U.S. government agencies				3	8,936	2,368	3	8,936	2,368
U.S. government-sponsored enterprises				8	36,774	8,245	8	36,774	8,245
Total	5	$3,421	$259	21	$51,527	$11,532	26	$54,948	$11,791

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

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

Based on an assessment of the factors identified above, management determined the fair value of all the identified investments being less than the amortized costs is primarily caused by the changes in market rates and not credit quality. All interest payments have been received as scheduled, substantially all debt securities are rated above investment grade, and no material downgrades have been announced. Because the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider the unrealized loss to be credit related, thus no allowance for credit loss expense was recorded at September 30, 2026 or December 31, 2025.

Equity Securities

Included in equity securities with readily determinable fair values at September 30, 2026, were investments in the common stock of publicly traded bank holding companies and an investment in a mutual fund comprised of 1-4 family residential mortgage-backed securities collateralized by properties within the Company’s market area. Equity securities with readily determinable fair values are reported at fair value with net unrealized gains and losses recognized in the consolidated statements of income and comprehensive (loss) income.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following table presents unrealized and realized gains and losses recognized in net income on equity securities for the three and nine months ended September 30, 2026, and 2025:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net (losses) gains recognized on equity securities	$(155)	$(21)	$334	$43
Less: net gains realized on equity securities sold			104
Unrealized (losses) gains on equity securities	$(155)	$(21)	$230	$43

Equity Securities without Readily Determinable Fair Values

At September 30, 2026 and December 31, 2025, equity securities without readily determinable fair values consisted primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $12.6 million and $12.5 million, respectively. Equity securities without readily determinable fair values also included an equity interest in a FinTech company, an investment in a FinTech fund and an equity interest in an insurance agency. Equity securities without readily determinable fair values are included in other assets in the consolidated balance sheets. The Company evaluates equity securities without readily determinable fair values for impairment quarterly, or more frequently should events or circumstances indicate that their respective carrying values may not be recoverable. Based on the evaluations, management concluded that the equity securities without readily determinable fair values were not impaired at September 30, 2026 and December 31, 2025. There were no adjustments for impairment related to these securities during the nine months ended September 30, 2025.

5. Loans, net and allowance for credit losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs, unearned income and net unaccreted discounts on acquired loans, at September 30, 2026, and December 31, 2025 are summarized as follows. The Company had net deferred loan origination costs of $2.2 million and $1.9 million at September 30, 2026, and December 31, 2025, respectively. Unearned income was $1.3 million at September 30, 2026, and $1.5 million at December 31, 2025. The balance of net unaccreted discounts on acquired loans was $33.2 million and $42.7 million at September 30, 2026, and December 31, 2025, respectively.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$729,735	$667,948
Municipal	205,792	202,303
Real estate
Commercial	2,512,967	2,314,110
Residential	658,698	602,309
Total	3,171,665	2,916,419
Consumer
Indirect auto	81,023	93,742
Consumer other	16,172	17,496
Total	97,195	111,238
Equipment financing	159,093	168,988
Total	$4,363,480	$4,066,896

Allowance for Credit Losses

The ACL represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and held to maturity securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the ACL for loans is considered a critical accounting estimate by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded ACL. The ACL related to loans receivable and held to maturity debt securities is reported separately as a contra-asset on the consolidated balance sheets. The expected credit loss for off balance sheet commitments, including commitments to extend credit, unused portions of lines of credit and standby letters of credit, is reported on the consolidated balance sheets in other liabilities. The provision for credit losses related to unfunded commitments is reported in other noninterest expense in the consolidated statements of income and comprehensive (loss) income.

The Company excludes accrued interest receivable from the amortized cost basis of loans, available for sale securities, and held to maturity securities. Accrued interest receivable on loans, which is reported as a component of accrued interest receivable on the consolidated balance sheets, totaled $15.5 million and $14.7 million at September 30, 2026, and December 31, 2025, respectively. Accrued interest receivable is excluded from the estimate of credit losses as the Company has a policy to reverse accrued interest when a loan is placed on nonaccrual status. Accrued interest receivable on available for sale securities and held to maturity securities, also a component of accrued interest receivable on the consolidated balance sheets, totaled $2.8 million and $3.0 million, respectively, at September 30, 2026, and December 31, 2025 and is excluded from the estimate of credit losses, as the Company has a policy to charge off accrued interest deemed uncollectible in a timely manner.

For a further discussion of our methodology related to the ACL, refer to Note 1 entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements included in the 2025 10-K.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following tables present the changes in and period end balance of the allowance for credit losses at and for the three and nine months ended September 30, 2026 and 2025.

	September 30, 2026
			Real Estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning balance July 1, 2026	$6,999	$1,203	$25,361	$4,602	$1,583	$2,563	$42,311
Charge-offs	(35)				(405)	(101)	(541)
Recoveries	3			9	119	27	158
Provisions (credits)	238	313	(765)	(420)	39	(553)	(1,148)
Ending balance	$7,205	$1,516	$24,596	$4,191	$1,336	$1,936	$40,780

	September 30, 2025
			Real Estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning balance July 1, 2025	$6,223	$1,446	$20,620	$5,006	$2,181	$5,414	$40,890
Charge-offs			(95)		(151)	(243)	(489)
Recoveries	12		116	20	109	23	280
Provisions (credits)	(487)	(43)	569	(285)	(346)	(246)	(838)
Ending balance	$5,748	$1,403	$21,210	$4,741	$1,793	$4,948	$39,843

	September 30, 2026
			Real Estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning balance January 1, 2026	$6,036	$1,413	$19,998	$4,963	$1,759	$4,838	$39,007
Charge-offs	(191)		(166)		(1,310)	(547)	(2,214)
Recoveries	30		3	19	376	215	643
Provisions (credits)	1,330	103	4,761	(791)	511	(2,570)	3,344
Ending balance	$7,205	$1,516	$24,596	$4,191	$1,336	$1,936	$40,780

	September 30, 2025
			Real Estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Beginning balance January 1, 2025	$6,004	$1,072	$21,804	$4,924	$2,540	$5,432	$41,776
Charge-offs	(572)		(157)	(92)	(797)	(1,255)	(2,873)
Recoveries	317		682	85	427	306	1,817
(Credits) provisions	(1)	331	(1,119)	(176)	(377)	465	(877)
Ending balance	$5,748	$1,403	$21,210	$4,741	$1,793	$4,948	$39,843

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following table represents the allowance for credit losses by major classification of loans and whether the loans were individually or collectively evaluated and collateral dependent by class of loans at September 30, 2026 and December 31, 2025.

	September 30, 2026
			Real Estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Ending balance	$7,205	$1,516	$24,596	$4,191	$1,336	$1,936	$40,780
Ending balance: individually evaluated for impairment	297		414			232	943
Ending balance: collectively evaluated for impairment	$6,908	$1,516	$24,182	$4,191	$1,336	$1,704	$39,837
Loans receivable:
Ending balance	$729,735	$205,792	$2,512,967	$658,698	$97,195	$159,093	$4,363,480
Individually evaluated - collateral dependent - real estate			4,414	1,704			6,118
Individually evaluated - collateral dependent - non-real estate	1,019					1,172	2,191
Collectively evaluated	$728,716	$205,792	$2,508,553	$656,994	$97,195	$157,921	$4,355,171

	December 31, 2025
			Real Estate			Equipment
(Dollars in thousands)	Commercial	Municipal	Commercial	Residential	Consumer	Financing	Total
Allowance for credit losses:
Ending balance	$6,036	$1,413	$19,998	$4,963	$1,759	$4,838	$39,007
Ending balance: individually evaluated for impairment	404		451	78		399	1,332
Ending balance: collectively evaluated for impairment	$5,632	$1,413	$19,547	$4,885	$1,759	$4,439	$37,675
Loans receivable:
Ending balance	$667,948	$202,303	$2,314,110	$602,309	$111,238	$168,988	$4,066,896
Individually evaluated - collateral dependent - real estate	1,470		4,056	3,039			8,565
Individually evaluated - collateral dependent - non-real estate	485					1,153	1,638
Collectively evaluated	$665,993	$202,303	$2,310,054	$599,270	$111,238	$167,835	$4,056,693

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Nonaccrual Loans

The following table presents the Company’s nonaccrual loans, including non-purchased credit deteriorated (“PCD”) nonaccrual loans, at September 30, 2026 and December 31, 2025.

	September 30, 2026
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial and industrial	$1,190	$910	$280
Municipal
Real estate:
Commercial	4,965	1,141	3,824
Residential	2,423		2,423
Consumer	303		303
Equipment financing	1,188	864	324
Total	$10,069	$2,915	$7,154

	December 31, 2025
	Total	Nonaccrual with	Nonaccrual with
	Nonaccrual	an Allowance for	no Allowance for
(Dollars in thousands)	Loans	Credit Losses	Credit Losses
Commercial and industrial	$1,955	$1,016	$939
Municipal
Real estate:
Commercial	4,152	1,178	2,974
Residential	2,511	67	2,444
Consumer	1,048		1,048
Equipment financing	1,130	828	302
Total	$10,796	$3,089	$7,707

Interest income recorded on nonaccrual loans was $98 thousand and $515 thousand for the three and nine months ended September 30, 2026, respectively, and $160 thousand and $887 thousand for the three and nine months ended September 30, 2025, respectively.

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

(Unaudited)

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following table presents the amortized cost of loans and gross charge-offs by year of origination and by major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(Dollars in thousands)		2026		2025	2024	2023	2022	Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial and industrial
Pass		$99,513		$77,615	$64,241	$32,702	$43,068	$115,513		$280,300		$200	$713,152
Special mention		35					385	5		1,304			1,729
Substandard		44		353	509	113	1,709	538		11,588			14,854
Total commercial and industrial		99,592		77,968	64,750	32,815	45,162	116,056		293,192		200	729,735

Municipal
Pass		25908		11,868	4,243	1,143	43,281	117,341		2,008			205,792
Special mention
Substandard
Total municipal		25,908		11,868	4,243	1,143	43,281	117,341		2,008			205,792

Commercial real estate
Pass		422,407		400,739	114,030	142,126	502,166	886,529					2,467,997
Special mention				556		5,719	1,286	7,554					15,115
Substandard		96		1,132	1,141	1,508	5,919	20,059					29,855
Total commercial real estate		422,503		402,427	115,171	149,353	509,371	914,142					2,512,967

Residential real estate
Pass		53,666		52,695	36,446	37,391	62,760	229,931		184,475			657,364
Special mention
Substandard								933		401			1,334
Total residential real estate		53,666		52,695	36,446	37,391	62,760	230,864		184,876			658,698

Consumer
Pass		21,329		19,466	13,895	15,792	12,361	6,667		7,410			96,920
Special mention
Substandard		3		22	15	117	81	32		5			275
Total consumer		21,332		19,488	13,910	15,909	12,442	6,699		7,415			97,195

Equipment financing
Pass		41,126		41,461	36,336	27,182	9,716	971					156,792
Special mention
Substandard				479	676	851	295						2,301
Total equipment financing		41,126		41,940	37,012	28,033	10,011	971					159,093

Total Loans		$664,127		$606,386	$271,532	$264,644	$683,027	$1,386,073		$487,491		$200	$4,363,480

Gross charge-offs
Commercial and industrial	$		$		$98	$19	$16	$58	$		$		$191
Municipal
Commercial real estate								166					166
Residential real estate
Consumer		47		202	355	243	222	241					1,310
Equipment financing		54		10	221	79	183						547
Total gross charge-offs		$101		$212	$674	$341	$421	$465	$		$		$2,214

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	As of December 31, 2025
(Dollars in thousands)		2025	2024		2023	2022	2021	Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial and industrial
Pass		$81,246	$69,710		$57,789	$53,915	$38,907	$94,729		$251,834		$100	$648,230
Special mention		300	572			2,725	36	9		8,718			12,360
Substandard			111		400	579	664	30		5,574			7,358
Total commercial and industrial		81,546	70,393		58,189	57,219	39,607	94,768		266,126		100	667,948

Municipal
Pass		23,125	4,324		1,354	45,369	88,165	38,331		1,635			202,303
Special mention
Substandard
Total municipal		23,125	4,324		1,354	45,369	88,165	38,331		1,635			202,303

Commercial real estate
Pass		359,323	146,483		175,145	566,480	441,660	586,189				71	2,275,351
Special mention		573				1,508	2,174	9,149					13,404
Substandard		542	508		1,217	7,841	6,870	8,377					25,355
Total commercial real estate		360,438	146,991		176,362	575,829	450,704	603,715				71	2,314,110

Residential real estate
Pass		56,021	38,109		40,913	66,927	104,534	148,121		146,380			601,005
Special mention
Substandard							258	869		177			1,304
Total residential real estate		56,021	38,109		40,913	66,927	104,792	148,990		146,557			602,309

Consumer
Pass		25,443	19,746		24,017	21,716	9,574	3,153		6,493			110,142
Special mention
Substandard		158	161		137	338	177	113		12			1,096
Total consumer		25,601	19,907		24,154	22,054	9,751	3,266		6,505			111,238

Equipment financing
Pass		50,357	51,024		43,364	21,050	724						166,519
Special mention					129	12							141
Substandard		287	664		691	686							2,328
Total equipment financing		50,644	51,688		44,184	21,748	724						168,988

Total Loans		$597,375	$331,412		$345,156	$789,146	$693,743	$889,070		$420,823		$171	$4,066,896

Gross charge-offs
Commercial and industrial	$		$300	$		$24	$57	$493	$		$		$874
Municipal
Commercial real estate						853		95					948
Residential real estate						92							92
Consumer			195		361	342	116	55					1,069
Equipment Financing		210	201		778	661							1,850
Total gross charge-offs		$210	$696		$1,139	$1,972	$173	$643	$		$		$4,833

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The major classifications of loans by past due status are summarized as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$250	$118	$814	$1,182	$728,553	$729,735	$
Municipal					205,792	205,792
Real estate:
Commercial	331	366	4,430	5,127	2,507,840	2,512,967
Residential	1,834	592	1,333	3,759	654,939	658,698	226
Consumer	1,066	282	127	1,475	95,720	97,195	4
Equipment financing	772	175	377	1,324	157,769	159,093
Total	$4,253	$1,533	$7,081	$12,867	$4,350,613	$4,363,480	$230

	December 31, 2025
			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
(Dollars in thousands)	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$1,090	$147	$1,827	$3,064	$664,884	$667,948	$
Municipal					202,303	202,303
Real estate:
Commercial	3,943	1,459	3,550	8,952	2,305,158	2,314,110
Residential	2,948	1,413	1,748	6,109	596,200	602,309	524
Consumer	2,527	500	776	3,803	107,435	111,238
Equipment financing	733	747	495	1,975	167,013	168,988
Total	$11,241	$4,266	$8,396	$23,903	$4,042,993	$4,066,896	$524

There were no residential real estate loans in the formal process of foreclosure at September 30, 2026. Residential real estate loans in the formal process of foreclosure were $0.6 million at December 31, 2025.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Allowance for Credit Losses on Off Balance Sheet Commitments

Off balance sheet commitments include commitments to extend credit, unused portions of lines of credit and standby letters of credit. The Company establishes an ACL for off-balance sheet commitments, which is included in other liabilities on the consolidated balance sheets, to provide for expected credit losses that may be incurred related to these instruments. The following table presents the activity in the ACL related to off balance sheet commitments, for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025
Beginning balance July 1,	$1,297	$849
Charge-off
Recovery	3
Provision for credit losses recorded in noninterest expense	106	252
Ending balance September 30,	$1,406	$1,101

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025
Beginning balance January 1,	$1,305	$880
Charge-off	(3)	(1)
Recovery	3
Provision for credit losses recorded in noninterest expense	101	222
Ending balance September 30,	$1,406	$1,101

The contractual amounts of off-balance sheet commitments at September 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$724,601	$660,353
Unused portions of lines of credit	204,789	178,689
Standby letters of credit	71,899	54,970
	$1,001,289	$894,012

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Modifications to Borrowers Experiencing Financial Difficulty

There were no modifications made to loans to borrowers experiencing financial difficulty during the three months ended September 30, 2026 and 2025. The following table presents, by class of loans, information regarding modified loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2026 and 2025.

	Other-Than-Insignificant Payment Delay
	For the nine months ended September 30,
	2026					2025

	Number of		Amortized Cost	% of Total Class of Financing	Related	Number of	Amortized Cost	% of Total Class of Financing		Related
(Dollars in thousands)	Loans		Basis	Receivable	Reserve	Loans	Basis	Receivable		Reserve
Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial and industrial				$0.00%		$1	$242	0.036%	$
Total		$				$1	$242		$

The following table presents, by class of loans, information regarding the financial effect on modified loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2025.

	Other-Than-Insignificant Payment Delay
	For the Nine Months Ended September 30, 2025
(Dollars in thousands)	No. of Loans	Balance	Financial Effect

Nonaccrual modified loans to borrowers experiencing financial difficulty:
Commercial and industrial	1	$242	Modified principal and interest payment to interest only for 4 months
Total	1	$242

6. Operating lease commitments and contingencies:

The Company leases certain branch locations and its corporate headquarters under noncancelable operating lease agreements. At lease inception, the Company determines whether a contract contains a lease by assessing whether the arrangement conveys the right to control the use of an identified asset in exchange for consideration. For leases with original terms greater than 12 months, the Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability at the lease commencement date.

ROU assets for operating leases are included in premises and equipment, and lease liabilities are included in other liabilities in the consolidated balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases contain renewal options, generally in five-year increments. Renewal periods that are reasonably certain of being exercised are included in the lease term. The Company’s leases had a weighted-average remaining lease term of 18.5 years and 21.3 years at September 30, 2026, and December 31, 2025, respectively. The discount rate used to measure lease liabilities is the Company’s incremental borrowing rate, determined by using the Federal Home Loan Bank fixed-advance rate for terms corresponding to the term of each lease on its commencement date. At September 30, 2026, the discount rates ranged from 1.60 percent to 5.86 percent with a weighted average rate of 4.90 percent. At December 31, 2025, the discount rates ranged from 1.60 percent to 5.86 percent with a weighted average rate of 4.50 percent.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

At September 30, 2026, the Company’s operating lease ROU assets were $26.4 million, and were $17.8 million at December 31, 2025. The Company entered into a lease agreement for one branch and recorded an aggregate right of use asset and corresponding lease liability of $0.2 million during the nine months ended September 30, 2026.

As of September 30, 2026, the Company also recorded a ROU asset and corresponding lease liability of $8.9 million for a lease that commenced on April 1, 2025, for its corporate headquarters located at 30 E D Preate Drive, Moosic, Pennsylvania. Subsequently, on June 23, 2025, the Bank entered into a Purchase and Sale Agreement (the “Real Estate Purchase Agreement”) to purchase this property for a purchase price of $19.5 million, subject to customary adjustments, prorations and credits as outlined in the Real Estate Purchase Agreement. In addition to the purchase price, the Bank has paid the seller $3.0 million for certain repairs and improvements to the property and $0.5 million for certain office fit out costs. The closing on the property was anticipated for the second quarter of 2026 but no later than June 30, 2026, as stated in the Real Estate Purchase Agreement. As a result of the Real Estate Purchase Agreement, the expected lease term was reduced to 12 months, which met the definition of a short-term lease under ASC 842. The Company recorded monthly rent payments to rent expense which are included in occupancy and equipment expense on the consolidated statements of income and comprehensive (loss) income. As of June 30, 2026, the purchase of this property had not closed according to the provisions of the Real Estate Purchase Agreement. On July 23, 2026, the Company filed a complaint against the seller and its managing member seeking specific performance requiring seller to convey the property to the Bank or, in the alternative, damages or other relief. For the three months ended September 30, 2026, management continued to account for this lease as a short-term lease due to the Bank’s continued actions to pursue the purchase and the seller’s communication of an intent to perform. As of September 30, 2026, the purchase has not been consummated, and management concluded that the progression of litigation, and the inability to reasonably estimate the timing of a closing constituted a significant change in facts and circumstances affecting the expected lease term. Accordingly, management reassessed the lease classification and measurement assumptions as of September 30, 2026.

Based on the facts and circumstances existing as of September 30, 2026, management concluded that continued short-term lease accounting was no longer appropriate and determined that recording the operating lease as a ROU asset and corresponding lease liability appropriately reflects the Company’s rights and obligations under ASC 842 given the uncertainty surrounding the timing and ultimate completion of the purchase under the Real Estate Purchase Agreement. Accordingly, the Company recognized a ROU asset and lease liability for this lease as of September 30, 2026, using the remaining lease term and assumptions summarized above.

Leases are summarized as follows:

(Dollars in thousands)	As of September 30, 2026
2026	$580
2027	2,268
2028	2,287
2029	2,254
2030	2,223
Thereafter	32,960
Total future minimum lease payments	42,572
Less amount representing interest	(15,440)
Present value of future minimum lease payments	$27,132

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7. Other assets:

The components of other assets at September 30, 2026 and December 31, 2025 are summarized as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Other real estate owned	$711	$1,682
Mortgage servicing rights (1)	1,240	1,211
Prepaid shares tax	1,259	253
Equity investments without readily determinable fair value	5,146	4,908
Prepaid pension	7,341	7,096
Prepaid expenses	8,393	7,813
Prepaid income tax	12,264	749
Restricted equity securities	12,604	12,457
Investment in low-income housing limited partnerships	23,543	15,454
Interest rate swaps(2)	21,639	15,583
Other assets	5,515	3,471
Total	$99,655	$70,677
(1)	The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $171.2 million at September 30, 2026, and $174.3 million at December 31, 2025.
(2)	Interest rate swaps balance represents the fair value of the commercial loan back-to-back swaps.

Federal Tax Credits

During the three months ended September 30, 2026, the Company purchased $12.3 million of 2025 federal income tax credits, which are included in prepaid income tax within other assets on the consolidated balance sheet as of September 30, 2026. The credits will be used to offset federal income tax liability for 2025 and carried back to offset the Company’s 2024, 2023, and 2022 federal tax liabilities with any remaining unused credit carried forward to offset the Company’s future tax liability for up to 22 years, or 2047. Any unused tax credits would then expire. These credits resulted in a $1.2 million income tax benefit included in income tax expense for the three and nine months ended September 30, 2026. The Company did not purchase any federal income tax credits during the three and nine months ended September 30, 2025.

Investments in limited partnerships

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the proportional amortization method and are included in other assets in the consolidated balance sheets. The limited partnerships are considered to be variable interest entities (“VIEs”) as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. All of the Company’s investments in limited partnerships are privately held, and their market values are not readily available. As of September 30, 2026, and December 31, 2025, the Company had $23.5 million and $15.5 million, respectively, invested in these partnerships. At September 30, 2026, the Company had unconditional unfunded equity commitments of $10.7 million included in other liabilities on the consolidated balance sheets. There were no unfunded equity commitments recognized at December 31, 2025. The Company classifies the amortization of the investment as a component of income tax expense and

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

proportionally amortizes the investment over the tax credit period. Amortization expense related to these investments for the three and nine months ended September 30, 2026 was $0.8 million and $2.4 million, respectively. Amortization expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively. The tax benefits attributed to these partnerships include low-income housing tax credits, which are included in income tax expense, and are projected to total $2.5 million for 2026. For 2025, tax benefits totaled $2.2 million.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of September 30, 2026.

(Dollars in thousands)	2026
2026	$10,227
2027	212
2028	23
2029	24
2030	22
2031 and thereafter	225
Total	$10,733

8. Fair value estimates:

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

(Unaudited)

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

The following methods and assumptions were used by the Company to calculate fair values and related carrying amounts of financial instruments:

Investment securities: The fair values of U.S. Treasury securities and marketable equity securities are based on quoted market prices from active exchange markets and are considered to be Level 1 inputs. The fair values of other debt securities are calculated on market prices of similar instruments using a matrix pricing model, which are considered to be Level 2 inputs.

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

Other real estate owned:  Other real estate owned (“OREO”) represents properties that the Company has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that collateralized a loan, and former bank premises that are no longer used for operations or for future expansion. The Company reports OREO at the lower of cost or fair value less estimated cost to sell, adjusted periodically based on a current appraisal. Write-downs and any gain or loss upon the sale of OREO is recorded in other noninterest income. OREO is reported in other assets on the consolidated balance sheets. The carrying value of OREO was $0.7 million at September 30, 2026, and $1.7 million at December 31, 2025. Other real estate owned is classified within Level 3 in the fair value hierarchy based on appraisals, letters of intent or agreements of sale received from third parties.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 are summarized as follows:

	At September 30, 2026
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$17,892	$17,892	$	$
State and municipals:
Taxable	54,269		54,269
Tax-exempt	139,774		139,774
Residential mortgage-backed securities:
U.S. government agencies	18,328		18,328
U.S. government-sponsored enterprises	131,632		131,632
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,653		1,653
Private collateralized mortgage obligations	45,021		45,021
Asset backed securities	13,798		13,798
Corporate debt securities	18,460		18,460
Equity securities	2,592	2,592
Total investment securities	$443,419	$20,484	$422,935	$
Interest rate swap-other assets	$21,639		$21,639
Interest rate swap-other liabilities	$(21,254)		$(21,254)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	At December 31, 2025
	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$30,998	$30,998	$	$
State and municipals:
Taxable	61,622		61,622
Tax-exempt	125,117		125,117
Residential mortgage-backed securities:
U.S. government agencies	42,699		42,699
U.S. government-sponsored enterprises	160,080		160,080
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	1,770		1,770
Private collateralized mortgage obligations	48,484		48,484
Asset backed securities	16,267		16,267
Corporate debt securities	24,794		23,806	988
Negotiable certificates of deposit	732		732
Equity securities	2,598	2,598
Total investment securities	$515,161	$33,596	$480,577	$988
Interest rate swap-other assets	$15,583		$15,583
Interest rate swap-other liabilities	$(15,345)		$(15,345)

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2026, and December 31, 2025, are summarized as follows:

	September 30, 2026
	Fair Value Measurement
				Quoted Prices in	Significant	Significant
				Active Markets for	Other Observable	Unobservable
	Recorded	Valuation	Fair	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Investments	Allowance	Value	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for impairment	$8,309	$943	$7,366	$	$	$7,366
Other real estate owned	$711	$	$711	$	$	$711

	December 31, 2025
	Fair Value Measurement
					Quoted Prices in	Significant	Significant
					Active Markets for	Other Observable	Unobservable
	Recorded		Valuation	Fair	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Investment	Allowance		Value	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for impairment	$10,203		$1,332	$8,871	$	$	$8,871
Other real estate owned	$1,682	$		$1,682	$	$	$1,682

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis at September 30, 2026, and December 31, 2025, and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
September 30, 2026	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$7,366	Appraisal of collateral	Appraisal adjustments	0.0% to 100.0% (75.6)%
			Liquidation expenses	0.0% to 0.0% (0.0)%
Other real estate owned	$711	Appraisal of collateral	Appraisal adjustments	0.0% to 10.0% (5.6)%
			Liquidation expenses	0.0% to 10.0% (4.9)%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands, except percents)	Fair Value			Range
December 31, 2025	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Loans individually evaluated for credit loss	$8,871	Appraisal of collateral	Appraisal adjustments	0.0% to 100.0% (52.4)%
			Liquidation expenses	0.0% to 12.2% (0.26)%
Other real estate owned	$1,682	Appraisal of collateral	Appraisal adjustments	10.0% to 25.0% (16.9)%
			Liquidation expenses	0.0% to 0.0% (0.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The carrying and fair values of the Company’s financial instruments at September 30, 2026, and December 31, 2025, and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
September 30, 2026	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and due from banks	$304,961	$304,961	$304,961	$	$
Investment securities:
Available for sale	440,827	440,827	17,892	422,935	-
Held to maturity	66,739	54,948		54,948
Equity securities	2,592	2,592	2,592
Loans held for sale	1,412	1,412		1,412
Net loans	4,322,700	4,264,707			4,264,707
Accrued interest receivable	18,316	18,316		18,316
Mortgage servicing rights	1,240	2,149		2,149
Restricted equity securities (FHLB and other)	12,604	12,604		12,604
Other assets - interest rate swaps	21,639	21,639		21,639
Total	$5,193,030	$5,124,155
Financial liabilities:
Deposits	$4,672,137	$4,665,822	$	$4,665,822	$
Short-term borrowings	19,720	19,720		19,720
Long-term debt	160,139	159,213		159,213
Subordinated debt	83,494	87,857		87,857
Junior subordinated debt	8,223	11,293		11,293
Accrued interest payable	8,619	8,619		8,619
Other liabilities - interest rate swaps	21,254	21,254		21,254
Total	$4,973,586	$4,973,778

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

9. Employee benefit and stock plans:

Employee benefit plans

The Company sponsors a Retirement Profit Sharing 401(k) Plan and previously sponsored an Employee Stock Ownership Plan (“ESOP”). On June 25, 2025, the board of directors adopted a resolution to merge the ESOP into the Retirement Profit Sharing 401(k) Plan, which became effective on October 15, 2025. The Company maintains Supplemental Executive Retirement Plans (“SERPs”) for certain of its executive officers, and an Employees’ Pension Plan, which is currently frozen. Expenses related to these plans, which are included in salaries and employee benefits expense, totaled $0.4 million and $1.7 million for the three and nine months ended September 30, 2026, and $0.5 million and $1.7 million for the three and nine months ended September 30, 2025.

The components of net periodic pension benefit for the three and nine months ended September 30, 2026 and 2025 are summarized in the following tables:

	Three Months Ended September 30,
	Pension Benefits
(Dollars in thousands)	2026	2025
Net periodic pension benefit:
Interest cost	$158	$166
Expected return on plan assets	(242)	(337)
Amortization of unrecognized net loss	2	35
Net periodic pension benefit	$(82)	$(136)

	Nine Months Ended September 30,
	Pension Benefits
(Dollars in thousands)	2026	2025
Net periodic pension benefit:
Interest cost	$474	$496
Expected return on plan assets	(726)	(1,011)
Amortization of unrecognized net loss	6	106
Net periodic pension benefit:	$(246)	$(409)

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

(Unaudited)

Persons eligible to receive awards under the 2017 Plan and 2023 Plan include directors, officers, employees, consultants and other service providers of the Company and its subsidiaries.

While the 2017 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2023 Plan. If any awards outstanding under the 2023 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others under the 2023 Plan. On May 22, 2026, the Company’s shareholders approved an amendment to the 2023 Plan to increase the number of shares that may be issued under the 2023 Plan. As of September 30, 2026, 135,259 shares of the Company’s common stock were available for grants as awards pursuant to the 2023 Plan.

On January 30, 2026, a total of 4,455 shares of restricted stock awards with a fair value of $50.61 per share were granted under the 2023 Plan to the Bank’s non-employee directors with each director receiving 297 shares. On January 31, 2025, a total of 3,080 shares of restricted stock awards with a fair value of $53.64 per share were granted under the 2023 Plan to the Bank’s non-employee directors. The restricted stock awards granted in January 2026 and 2025 vested immediately upon grant. Director compensation expense related to these grants was $56 thousand and $113 thousand for the three and nine months ended September 30, 2026, respectively, and also for the three and nine months ended September 30, 2025 and is included in other expenses in the consolidated statements of income and comprehensive (loss) income.

For the nine months ended September 30, 2026, the Company granted 15,660 performance-vested restricted stock units and 12,678 time-vested restricted stock units to employees under the 2023 Plan. For the nine months ended September 30, 2025, the Company granted 38,925 performance-vested restricted stock units and 32,371 time-vested restricted stock units to employees under the 2023 Plan. The time-vested restricted stock awards and restricted stock units granted to employees in 2026, 2025, 2024 and 2023 vest equally over three, five or seven years, as applicable. The performance-vested restricted stock units vest over two or three fiscal years and include conditions based on the Company’s two- and three-year cumulative diluted earnings per share and two- and three-year average return on tangible common equity which determines the number of restricted stock units that may vest.

The Company expenses the fair value of all employee share-based compensation over the requisite service period commencing at grant date. The fair value of restricted stock is expensed on a straight-line basis. Compensation is recognized over the vesting period and adjusted based on the performance criteria. The Company classifies share-based compensation for employees within “salaries and employee benefits expense” on the consolidated statements of income and comprehensive (loss) income. The Company recognized compensation costs of $584 thousand and $1.0 million for the three and nine months ended September 30, 2026, respectively, for awards granted under the 2023 Plan. The Company recognized net compensation costs of $252 thousand and $707 thousand for the three and nine months ended September 30, 2025, respectively, for the awards granted under the 2023 Plan. In addition, during the nine months ended September 30, 2025, the Company reversed $491 thousand in accrued expenses related to the vesting of performance stock units awarded in 2022 and $213 thousand related to performance stock units awarded in 2024.

As of September 30, 2026, the Company had $3.4 million of unrecognized compensation expense associated with restricted stock and restricted stock unit awards. The remaining cost is expected to be recognized over a weighted average vesting period of 3 years.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

10. Derivatives and hedging activities

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

As of September 30, 2026 and December 31, 2025, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Amortized Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
AFS Securities (1)	$125,506	$139,219	$14	$303
Total	$125,506	$139,219	$14	$303
(1)	Fixed Rate AFS Securities. These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2026, the amortized cost basis of the closed portfolios used in these hedging relationships was $125.5 million. The amounts of the designated hedged items were $25.0 million. At December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $139.2 million. The amounts of the designated hedged items were $75.0 million.

Non-designated Hedges

Certain credit-related derivatives not designated as hedges, which include interest rate swaps and risk participation agreements, are not speculative and result from a service the Company provides to certain customers and lenders that participate in loans.

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. As of September 30, 2026, the Company had 179 interest rate swaps with an asset notional amount of $438.3 million and a liability notional amount of $410.2 million related to this program. As of December 31, 2025, the Company had 164 interest rate swaps with an asset notional amount of $402.5 million and a liability notional amount of $374.3 million related to this program.

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

(Unaudited)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2026 and December 31, 2025.

Fair Values of Derivative Instruments
		Derivative Assets							Derivative Liabilities

		As of September 30, 2026 (1)				As of December 31, 2025 (1)			As of September 30, 2026 (1)			As of December 31, 2025 (1)
(Dollars in thousands)		Notional Amount	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	$		Other assets	$		Other assets	$		$25,000	Other liabilities	$25	Other liabilities	$329
Total derivatives designated as hedging instruments				$			$				$25		$329

Derivatives not designated as hedging instruments
Interest rate products		$404,527	Other assets		$21,866	Other assets		$15,896	$404,527	Other liabilities	$21,480	Other liabilities	$15,659
Other contracts		33,790	Other assets			Other assets		2	5,686	Other liabilities		Other liabilities
Total derivatives not designated as hedging instruments					$21,866			$15,898			$21,480		$15,659

(1)	The notional asset amount of interest rate swaps and risk participation agreements were $404.5 million and $33.8 million, respectively, at September 30, 2026, and $368.5 million and $34.0 million, respectively, at December 31, 2025.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive (Loss) Income

The tables below present the effect of fair value and cash flow hedge accounting on the consolidated statements of income and comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025.

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the Three Months Ended September 30,
	2026	2025
(Dollars in thousands)	Interest Income	Interest Income
Total amounts of income and expense line items presented in the consolidated statements of income and
comprehensive (loss) income in which the effects of fair value or cash flow hedges are recorded.	$(40)	$(11)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	(53)	(57)
Derivatives designated as hedging instruments	13	46
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of (loss) reclassified from AOCI into income
Amount of gain reclassified from AOCI into income - Included Component
Amount of (loss) reclassified from AOCI into income - Excluded Component

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	For the nine months ended September 30,
	2026	2025
(Dollars in thousands)	Interest Income	Interest Income
Total amounts of income and expense line items presented in the consolidated statements of income and
comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(149)	$(63)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships
Interest contracts
Hedged items	(289)	(56)
Derivatives designated as hedging instruments	140	(7)
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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Consolidated Statements of Income and Comprehensive (Loss) Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025.

		Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain or (Loss)	Amount of Gain or (Loss)
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income on Derivative	Income on Derivative	Income on Derivative
	Recognized in Income	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	on Derivatives	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Derivatives not designated as hedging instruments:
Interest rate products	Noninterest income (expense)	$126	$(36)	$148	$(148)
Other contracts	Noninterest income (expense)	(1)		(55)	(4)
Total		$125	$(36)	$93	$(152)

Fee income	Noninterest income	$44	$219	$868	$537

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2026 and December 31, 2025. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
as of September 30, 2026
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$21,866	$	$21,866	$	$19,720	$2,146

Offsetting of Derivative Liabilities
as of September 30, 2026
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted(1)	Amount

Derivatives	$21,505	$	$21,505	$21,505	$	$

Offsetting of Derivative Assets
as of December 31, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Assets	Balance Sheet	Balance Sheet	Instruments	Posted	Amount

Derivatives	$15,896	$	$15,896	$	$8,960	$6,936

Offsetting of Derivative Liabilities
as of December 31, 2025
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
(Dollars in thousands)	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted(1)	Amount

Derivatives	$15,988	$	$15,988	$15,988	$	$

(1)	No cash collateral was paid as of September 30, 2026. Cash collateral of $2.2 million was paid as of December 31, 2025, but not presented as an offset above.

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

(Unaudited)

The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions, and the Company would be required to settle its obligations under the agreements.

The termination value of derivatives in a net liability position related to these agreements, including accrued interest but excluding any adjustment for nonperformance risk, was $0 and $2.3 million as of September 30, 2026, and December 31, 2025, respectively.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. There was no cash collateral posted at September 30, 2026. The Company posted cash collateral of $2.2 million at December 31, 2025. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreements. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the termination value.

11. Deposits

The major components of interest-bearing and noninterest-bearing deposits at September 30, 2026 and December 31, 2025 are summarized as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Interest-bearing deposits:
Money market accounts	$1,143,195	$989,230
Interest-bearing demand and NOW accounts	1,272,769	1,285,767
Savings accounts	506,039	497,523
Time deposits less than $250	568,908	477,115
Time deposits $250 or more	210,156	229,949
Total interest-bearing deposits	3,701,067	3,479,584
Noninterest-bearing deposits	971,070	954,485
Total deposits	$4,672,137	$4,434,069

Time deposits less than $250 thousand included brokered deposits of $253.5 million at September 30, 2026 and $152.3 million at December 31, 2025.

The scheduled maturities of all time deposits through September 30 of each year are summarized as follows:

(Dollars in thousands)
2027	$650,849
2028	84,194
2029	31,287
2030	7,146
2031	5,398
Thereafter	190
$779,064

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

12. Borrowings

Short-term borrowings generally consist of FHLB overnight borrowings or advances with stated original terms of less than twelve months, and other borrowings associated with collateral held from derivative counterparties, totaled $19.7 million at September 30, 2026, and $32.7 million at December 31, 2025.

The table below presents short-term borrowings at and for the nine months ended September 30, 2026, and at and for the year ended December 31, 2025:

	At and for the nine months ended September 30, 2026
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Period	of the Period
FHLB advances	$	$25,328	$169,261	3.95%		%
Other borrowings	19,720	11,640	19,720	3.55	3.88
Total short-term borrowings	$19,720	$36,968	$188,981	3.82%	3.88%

	At and for the year ended December 31, 2025
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
(Dollars in thousands, except percents)	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$23,761	$16,452	$65,350	4.44%	3.76%
Other borrowings	8,960	12,789	18,160	4.35	3.67
Total short-term borrowings	$32,721	$29,241	$83,510	4.40%	3.74%

The Company’s agreement with the FHLB permits borrowings up to a maximum capacity determined by a percentage of qualifying collateral assets. FHLB advances are secured under a blanket collateral agreement by pledged FHLB stock and other qualifying collateral, including investments, mortgage-backed securities and mortgage loans. Interest on FHLB advances accrues daily based on FHLB discount note rates. The overnight borrowing rate resets daily.

At September 30, 2026, loans pledged to the FHLB totaled $2.6 billion, providing maximum borrowing capacity of $1.8 billion. Of this capacity, $160.2 million was used for outstanding long-term advances and $511.0 million for standby letters of credit, primarily to collateralize public fund deposits.

The Company has access to the Federal Reserve Bank’s Discount Window borrower-in-custody program, which allows depository institutions to pledge loans as collateral for Discount Window advances while retaining the loan documentation. At September 30, 2026, pledged loans totaled $742.6 million, providing $587.6 million in borrowing capacity. No borrowings were outstanding under this program at September 30, 2026 or December 31, 2025.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Long-term debt consists of fixed-rate and floating-rate advances from the FHLB. The Company’s holdings of long-term debt at September 30, 2026 and December 31, 2025 is presented in the following table:

(Dollars in thousands, except percents)	Interest Rate		September 30, 2026	December 31, 2025
Fixed-rate advances:
March 2026	4.78%	$		$4,292
March 2026	4.20			15,000
May 2026	4.08			5,000
August 2026	3.98			12,047
October 2026	3.95		15,284	15,284
March 2027	3.89		10,000
March 2027	3.51		12,198	12,198
June 2027	4.16		5,224	5,224
July 2027	4.01		21,773	21,773
August 2027	4.40		6,461	6,461
October 2027	5.29		1,577	2,617
October 2027	5.18		5,475	5,475
November 2027	3.61		14,937	14,937
January 2028	3.95		10,000
March 2028	4.45		14,188	14,188
Total fixed-rate advances			117,117	134,496
Floating-rate advances:
August 2027	3.99		9,050
February 2028	4.03		9,000
May 2028	4.06		12,500
May 2029	4.11		12,545
Total floating-rate advances			43,095
Total FHLB long-term debt			160,212	134,496
Less net fair value discount			(73)	(144)
Total long-term debt			$160,139	$134,352

Maturities of long-term debt, by contractual maturity, for the remainder of 2026 and subsequent years are as follows:

(Dollars in thousands)
2026	$15,284
2027	86,695
2028	45,688
2029	12,545
Total FHLB long-term debt	160,212
Less net fair value discount	(73)
Total long-term debt	$160,139

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

13. Subordinated debt

On June 6, 2025, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Subordinated Note Purchase Agreements”) with certain qualified institutional buyers and institutional accredited investors (collectively, the “Subordinated Note Purchasers”) pursuant to which the Company issued and sold $85.0 million in aggregate principal amount of its 7.75% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”) at a price equal to 100 percent of the principal amount. The Subordinated Note Purchase Agreements include customary representations, warranties, and covenants. The Subordinated Notes mature on June 15, 2035, and bear interest at an initial fixed annual rate of 7.75 percent, payable semi-annually in arrears, to but excluding June 15, 2030. From and including June 15, 2030, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month SOFR plus 411 basis points, payable quarterly in arrears. The Company is entitled to redeem the Subordinated Notes, in whole or in part, any time on or after June 15, 2030, on any interest payment date, and to redeem the Subordinated Notes at any time in whole upon certain other events. Any redemption of the Subordinated Notes will be subject to prior regulatory approval to the extent required. The Subordinated Notes were issued under an Indenture, dated June 6, 2025 (the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The Subordinated Notes are not subject to any sinking fund and are not convertible into or, other than with respect to the Exchange Notes, exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Subordinated Notes are not subject to redemption at the option of the holders. The Subordinated Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Subordinated Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Subordinated Notes are intended to qualify as Tier 2 capital for regulatory capital purposes. In connection with the issuance and sales of the Subordinated Notes, the Company entered into registration rights agreements with the Subordinated Note Purchasers, pursuant to which the Company exchanged most of the Subordinated Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, (the “Securities Act”) and have substantially the same terms as the Subordinated Notes. The Subordinated Notes are presented net of unamortized debt issuance costs and included in borrowed funds in the consolidated balance sheets under the caption “Subordinated Debt.” Subordinated debentures were $83.5 million, net of unamortized debt issuance costs of $1.5 million at September 30, 2026, and $83.2 million, net of unamortized debt issuance costs of $1.8 million at December 31, 2025. Interest expense on the Subordinated Notes was $1.7 million and $5.2 million for the three and nine months ended September 30, 2026, respectively, and $1.7 million and $3.2 million for the three and nine months ended September 30, 2025, respectively.

On June 30, 2025, the Company redeemed $33.0 million aggregate principal amount of its 5.375% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2020 Notes”) which were sold to accredited investors on June 1, 2020. The 2020 Notes qualified as Tier 2 capital for regulatory capital purposes. The 2020 Notes bore interest at a rate of 5.375 percent per year for the first five years and then repriced to 9.08 percent based on a benchmark rate.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company assumed $10.3 million of floating rate junior subordinated deferrable interest debentures due December 15, 2036 (“Debentures”) in its 2024 merger with FNCB Bancorp, Inc (the “FNCB merger”) at a fair market value of $8.0 million. The Debentures are held by First National Community Statutory Trust I, a Delaware statutory trust (the “Trust”). The Debentures and corresponding trust preferred securities (the “Trust Securities”) have a variable interest rate which resets quarterly to 3-month CME Term SOFR plus a spread adjustment of 0.26161 percent and a margin of 1.67 percent. The Debentures are unsecured and rank subordinate and junior in right to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. The Trust Securities may be prepaid at the election of the Company. The Company’s investment in the Trust is reflected on a deconsolidated basis. At September 30, 2026 and December 31, 2025, the Debentures were $8.2 million and $8.1 million, respectively, and are included in borrowed funds in the consolidated balance sheets under the caption “Junior Subordinated Debentures.” Interest expense on the Debentures was $177 thousand and $524 thousand for the three and nine months ended September 30, 2026, respectively, and $189 thousand and $563 thousand for the three and nine months ended September 30, 2025, respectively.

14. Related party transactions

In conducting its business, Peoples has engaged in and intends to continue to engage in banking and financial transactions with directors, executive officers and their related parties.

The Bank has granted loans, letters of credit and lines of credit to directors, executive officers and their related parties. The following table summarizes the changes in the total amounts of such outstanding loans, advances under lines of credit, net of any participations sold, as well as repayments for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Balance, beginning of period	$139,374	$130,563
Additions, new loans and advances	65,632	30,809
Repayments and other reductions	(22,997)	(18,106)
Balance, end of period	$182,009	$143,266

At September 30, 2026 and December 31, 2025, there were no loans to directors, executive officers and their related parties that were not performing in accordance with the original terms of the loan agreements.

Deposits from directors, executive officers and their related parties held by the Bank at September 30, 2026, and December 31, 2025, were $155.3 million and $161.5 million, respectively.

In the course of its operations, the Bank acquires goods and services from, and transacts business with various companies of related parties, which include, but are not limited to legal services, rent, vehicle repair and dealer reserve payments. The Bank recorded payments to related parties for goods and services of $31 thousand and $256 thousand for the three and nine months ended September 30, 2026, respectively, and $18 thousand and $154 thousand for the three and nine months ended September 30, 2025, respectively.

On June 29, 2026, the Company entered into a sale and leaseback agreement with a related party whereby the Company sold its branch office located at 141 North Main Street, Moscow, Lackawanna County, Pennsylvania to a related party for a net sales price of $643 thousand. Management evaluated the June 29, 2026 transaction under the sale and leaseback provisions of ASC 842, “Leases,” and the transaction satisfies the criteria for sale accounting under ASC 606, “Revenue from Contracts with Customers.” The net book value of the property sold was $376 thousand, and the

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Company recognized a gain on sale of $267 thousand which is included in net gains on sale of fixed assets in the consolidated statements of income and comprehensive (loss) income for the nine months ended September 30, 2026.

The Company immediately leased back a portion of the property to operate as a drive-through-only branch under a five-year noncancelable lease with the first monthly rental payment of $3 thousand due on July 1, 2026. On June 29, 2026, the commencement date, the Company recorded a right of use asset and corresponding lease liability of $183 thousand.

15. Regulatory matters

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. Regulations with respect to the banking industry limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of September 30, 2026 and December 31, 2025, that the Company and the Bank met all applicable capital adequacy requirements.

Current quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total capital, Tier 1 capital, and Tier 1 common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The following tables present summary information regarding the Company’s and the Bank’s risk-based capital and related ratios at September 30, 2026 and December 31, 2025:

	September 30, 2026
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands, except percents)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Company	$475,973	10.86%	$197,157	4.50%	NA	NA
Bank	555,948	12.71	196,853	4.50	$284,344	6.50%
Tier 1 capital to risk-weighted assets:
Company	485,973	11.09	262,876	6.00	NA	NA
Bank	555,948	12.71	262,471	6.00	349,961	8.00
Total capital to risk-weighted assets:
Company	611,186	13.95	350,501	8.00	NA	NA
Bank	597,667	13.66	349,961	8.00	437,452	10.00
Tier 1 capital to average assets:
Company	485,973	9.11	213,202	4.00	NA	NA
Bank	555,948	10.44	212,899	4.00	266,123	5.00
NA = not applicable

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the 2025 10-K.

Cautionary Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies and expectations of the Company that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause the Company’s actual results to differ materially from those in the forward-looking statements include, but are not limited to: changes in interest rates, including their effect on the Company’s investment values; impairment charges relating to the Company’s investment portfolio; credit risks in connection with the Company’s lending activities; the Company’s exposure to commercial and industrial, construction, commercial real estate, and equipment finance loans; the Company’s ability to maintain an adequate allowance for credit losses; access to liquidity; the strength of the Company’s customer deposit levels; unrealized losses; reliance on the Company’s subsidiaries; accounting procedures, policies and requirements; changes in the value of goodwill; the Company’s ability to attract and retain key personnel; the strength of the Company’s disclosure controls and procedures and internal controls over financial reporting; potential for errors, omissions or fraud; environmental liabilities; reliance on third-party vendors and service providers; the Company’s ability to compete effectively in the Company’s industry and within the Company’s market area, including with respect to competition from financial technology companies and non-bank entities; the development and use of artificial intelligence (“AI”) in business processes, services, and products; including emerging focus among regulators and other officials related to risk in connection with the development and use of AI; the Company’s ability to prevent, detect and respond to cybersecurity threats and incidents; a failure of information technology, whether due to a breach, cybersecurity incident, or ability to keep pace with growth and developments; the Company’s ability to comply with privacy and data protection requirements; changes in U.S. or regional economic conditions; the soundness of other financial institutions; changes in laws and regulations; geopolitical instability, including wars and other conflicts; fiscal and monetary policies of the federal government and its agencies; a failure to meet minimum capital requirements; the Company’s ability to realize the anticipated benefits of future acquisitions or a change in control; and the Company’s ability to pay dividends. Additional factors that may affect the Company’s results are discussed in Part I, Item 1A of the 2025 10-K, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

For a further discussion of our critical accounting estimates, refer to Note 1 entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements included in the 2025 10-K.

Goodwill and Other Intangible Assets:

The Company has goodwill with a net carrying value of $76.0 million at both September 30, 2026, and December 31, 2025. The Company’s policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If the Company’s carrying amount exceeds the fair value of the goodwill, the Company will record an impairment charge based on that difference. At September 30, 2026, management noted that no such triggering events had occurred. There is no assurance that changes in events or circumstances in the future will not result in impairment.

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

We believe that the fair values of our intangible assets were in excess of their carrying amounts and therefore there was no impairment of intangible assets at September 30, 2026.

Review of Financial Position:

Total assets increased $288.7 million, or 5.5 percent, to $5.6 billion at September 30, 2026, from $5.3 billion at December 31, 2025. The balance sheet expansion primarily reflected strong loan growth and increases in our cash and cash equivalents, partially offset by decreases in investment securities. Total loans increased $296.6 million, or 7.3 percent to $4.4 billion, at September 30, 2026, from $4.1 billion at December 31, 2025. Total investment securities decreased $77.0 million to $510.2 million at September 30, 2026, from $587.2 million at December 31, 2025. Cash and cash equivalents increased $36.0 million to $305.0 million at September 30, 2026, from $269.0 million at December 31, 2025. Also contributing to the increase in total assets was a $29.0 million increase in other assets to $99.7 million from $70.7 million at December 31, 2025, which was primarily related to an increase in prepaid income tax associated with the purchase of federal income tax credits, an additional investment in a low-income housing tax credit limited partnership, and an increase in operating lease right-of-use assets associated with the Company's corporate headquarters lease.

Total liabilities increased $279.3 million, or 5.9 percent, to $5.0 billion at September 30, 2026, from $4.8 billion at December 31, 2025, which was primarily due to increases in deposits and long-term debt. Total deposits increased $238.1 million to $4.7 billion at September 30, 2026, from $4.4 billion at December 31, 2025. Interest-bearing deposits

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

increased $221.5 million to $3.7 billion at September 30, 2026, compared to $3.5 billion at December 31, 2025, while noninterest-bearing deposits increased $16.6 million to $971.1 million at September 30, 2026, from $954.5 million as of December 31, 2025.

Total short-term borrowings at September 30, 2026, were $19.7 million, a decrease of $13.0 million from $32.7 million at December 31, 2025. Long term debt increased $25.7 million to $160.1 million at September 30, 2026, from $134.4 million at December 31, 2025.

Total stockholders’ equity increased $9.5 million from $519.8 million at year-end 2025 to $529.3 million at September 30, 2026, due largely to net income, partially offset by dividends paid to shareholders and an increase in accumulated other comprehensive loss primarily due to market rate adjustments related to available for sale investments. Book value per share increased $0.86 to $52.87 at September 30, 2026, from $52.01 at December 31, 2025. The Bank and the Company were considered well capitalized at September 30, 2026 and December 31, 2025, with regulatory capital ratios that exceeded minimum regulatory capital ratios required to be well capitalized under applicable regulations.

Investment Portfolio:

The majority of the investment portfolio is classified as available for sale, which provides greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available for sale totaled $440.8 million at September 30, 2026, a decrease of $71.8 million, or 14.0 percent, from $512.6 million at December 31, 2025. The decrease was primarily due to additional sales associated with a partial portfolio repositioning strategy, coupled with the redirection of cash flows from principal payments into the loan portfolio to fund loan growth.

Investment securities held to maturity, which consisted of 84.4 percent mortgage-backed securities issued or guaranteed by U.S. Government agencies and U.S. Government-sponsored entities and 15.6 percent tax-exempt municipal securities, totaled $66.7 million at September 30, 2026, a decrease of $5.3 million, or 7.4 percent from $72.0 million at December 31, 2025. The decrease was primarily due to principal payments on mortgage-backed securities. Held to maturity securities had a market value of $54.9 million at September 30, 2026, compared to $62.8 million at December 31, 2025.

The Company also holds a portfolio of equity investments, consisting primarily of publicly traded bank holding companies, which are carried at fair value. Equity investments totaled $2.6 million at both September 30, 2026 and December 31, 2025.

For the nine months ended September 30, 2026, investments averaged $588.5 million, a decrease of $52.2 million or 8.2 percent compared to $640.7 million for the same nine months of 2025. Average taxable investments decreased $118.9 million, or 21.6 percent to $430.9 million from $549.8 million for the nine months ended September 30, 2025. Partially offsetting this decrease was an increase in average tax-exempt municipal bonds of $66.7 million to $157.6 million for the nine months ended September 30, 2026, from $90.9 million for the comparable period of 2025. Despite the reduction, portfolio repositioning strategies resulted in a 76-basis point increase in the fully tax-equivalent (“FTE”) yield on the investment portfolio, a non-GAAP measure, to 3.87 percent for the nine months ended September 30, 2026, from 3.11 percent for the comparable period of 2025.

Securities available for sale are carried at fair value, with unrealized gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive loss component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $44.2 million net of a deferred income tax benefit of $12.4 million at September 30, 2026, and net unrealized losses of $22.8 million, net of deferred income tax benefit of $6.4 million, at December 31, 2025. The unrealized loss on available-for-sale securities increased primarily due to

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

higher market interest rates, particularly U.S. Treasury rates, as investment security values move inversely to interest rates.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Total loans increased $296.6 million, or 7.3 percent, from $4.1 billion at December 31, 2025, to $4.4 billion at September 30, 2026. The increase was due primarily to strong demand for commercial and residential real estate loans, commercial and industrial loans, and municipal loans, partially offset by reductions in indirect automobile loans, and commercial equipment financing loans during the first nine months of 2026.

As a result of the strong demand within the business sector, commercial real estate loans, which were $2.5 billion at September 30, 2026, increased $198.9 million from $2.3 billion at December 31, 2025. Additionally, commercial and industrial loans increased $61.8 million to $729.7 million at September 30, 2026, compared to $667.9 million at December 31, 2025.

Residential real estate loans increased $56.4 million to $658.7 million at September 30, 2026, compared to $602.3 million at December 31, 2025. The increase in residential real estate loans was largely concentrated in home equity lines of credit which were driven by a low introductory 6-month fixed-rate offering. As a result, the balance of home equity lines of credit increased $39.7 million to $185.3 million at September 30, 2026 from $145.6 million at December 31, 2025.

Consumer loans, which consist primarily of indirect auto loans, decreased $14.0 million to $97.2 million at September 30, 2026, compared to $111.2 million at December 31, 2025.

Equipment financing loans decreased $9.9 million to $159.1 million at September 30, 2026, compared to $169.0 million at December 31, 2025.

The Company did not aggressively compete for indirect automobile loans and equipment financing during the first nine months of 2026.

Municipal loans increased $3.5 million to $205.8 million compared to $202.3 million at December 31, 2025.

For the nine months ended September 30, 2026, total loans averaged $4.2 billion, an increase of $235.6 million or 5.9 percent compared to $4.0 billion for the same period of 2025. The FTE yield on the loan portfolio was 5.91 percent for the nine months ended September 30, 2026, an 8-basis point decrease from 5.99 percent for the comparable period of 2025. The reduction in yield largely reflected the 75-basis point reduction in the prime rate during the second half of 2025, as the Company’s adjustable and floating rate loans repriced at lower rates. Loan yields improved during the third quarter of 2026 following a 25-basis point increase in the prime rate in September 2026.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Unused commitments at September 30, 2026 totaled $1.0 billion, and consisted of $929.4 million in unfunded commitments of existing loan facilities and $71.9 million in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and, therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2025 totaled $894.0 million, which were comprised of $839.0 million in unfunded commitments of existing loans and $55.0 million in standby letters of credit. In order to provide for credit losses associated with these instruments, the Company recorded an allowance for credit losses, included in other liabilities on the consolidated balance sheets of $1.4 million at September 30, 2026, and $1.3 million at December 31, 2025.

Asset Quality:

Distribution of nonperforming assets

(Dollars in thousands, except percents)	September 30, 2026	December 31, 2025
Nonaccrual loans	$10,069	$10,796
Accruing loans past due 90 days or more:	230	524
Total nonperforming loans	10,299	11,320
Foreclosed assets		750
Total nonperforming assets	$10,299	$12,070
Total loans held for investment	$4,363,480	$4,066,896
Allowance for credit losses	40,780	39,007
Allowance for credit losses as a percentage of loans held for investment	0.93%	0.96%
Allowance for credit losses as a percentage of nonaccrual loans	405.01%	361.31%
Allowance for credit losses as a percentage of nonperforming loans	395.96%	344.58%
Nonaccrual loans as a percentage of loans held for investment	0.23%	0.27%
Nonperforming loans as a percentage of loans held for investment	0.24%	0.28%
Nonperforming assets as a percentage of total assets	0.19%	0.23%

The Company’s asset quality improved as evidenced by reductions in both non-performing loans and foreclosed assets. Nonperforming assets decreased $1.8 million to $10.3 million, or 0.19 percent of total assets, at September 30, 2026, from $12.1 million, or 0.23 percent of total assets, at December 31, 2025. The decrease was primarily caused by a decline in nonaccrual loans in addition to the final resolution of a foreclosed property in 2026.

Loans on nonaccrual status decreased $0.7 million to $10.1 million at September 30, 2026, from $10.8 million at December 31, 2025. The decrease was primarily due to favorable resolutions of several nonaccrual loans during the third quarter of 2026. The Company had one foreclosed commercial property, with a carrying value of $750 thousand at December 31, 2025, that was resolved during the nine months ended September 30, 2026.

While we remain focused on growing loans and optimizing our balance sheet to support profitability, we continue to prioritize strong asset quality. We continued our efforts to maintain sound underwriting standards across all lending practices as we pursue high-quality loan growth.

The allowance for credit losses equaled $40.8 million or 0.93 percent of loans held for investment, at September 30, 2026, compared to $39.0 million, or 0.96 percent of loans held for investment at December 31, 2025. For the three and nine months ended September 30, 2026, the Company recorded net charge offs of $0.4 million and $1.6 million respectively, compared to net charge offs of $0.2 million and $1.1 million for the three and nine months ended September 30, 2025, respectively. For the three months ended September 30, the Company recorded a release of reserves of $1.1 million in 2026 compared to a release of reserves of $0.8 million in 2025. For the nine months ended September

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

30, the provision for credit losses totaled $3.3 million in 2026 compared to a release of reserves of $0.9 million in 2025. The release in the provision for the third quarter of 2026 reflects improved asset quality metrics, seasoning of the equipment loan segment and lower specific reserves resulting from the successful resolution of nonperforming loans. The increase in the provision for the year-to-date period of 2026 was primarily attributable to significant loan growth, while the prior year benefit reflected reductions in non-accrual assets and declines in model loss rates.

Deposits:

We attract the majority of our deposits from within our market areas through the offering of various deposit instruments including demand deposit accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs.

Total deposits increased $238.1 million, or 5.4 percent, to $4.7 billion at September 30, 2026, from $4.4 billion at December 31, 2025. Interest-bearing deposits increased $221.5 million, or 6.4 percent, to $3.7 billion at September 30, 2026, from $3.5 billion at December 31, 2025. Noninterest-bearing deposits increased $16.5 million, or 1.7 percent, to $971.0 million at September 30, 2026, from $954.5 million at December 31, 2025. The increase in interest-bearing deposits reflects a strategic deposit growth effort, coupled with an increase in brokered deposits.

Interest-bearing demand deposits decreased $13.0 million, and were $1.3 billion at both September 30, 2026 and December 31, 2025. The decrease was primarily caused by cyclical outflows of municipal deposits. Money market accounts increased $154.0 million to $1.1 billion at September 30, 2026 from $989.2 million at December 31, 2025. Savings accounts increased $8.5 million to $506.0 million as of September 30, 2026, from $497.5 million at December 31, 2025. Time deposits less than $250 thousand increased $91.8 million to $568.9 million at September 30, 2026, from $477.1 million at December 31, 2025. Time deposits less than $250 thousand include brokered time deposits. The Company increased its utilization of brokered time deposits, including short-term and longer-term callable instruments, during the nine months ended September 30, 2026, to offset cyclical outflows of municipal deposits. As a result, brokered time deposits increased $101.3 million to $253.5 million at September 30, 2026, from $152.2 million at December 31, 2025. Time deposits of $250 thousand or more decreased $19.8 million to $210.2 million at September 30, 2026, from $230.0 million at year end 2025. The decrease in large denomination time deposits was largely caused by a planned outflow of two certificates of deposit to one municipal customer at their maturity.

Our deposit base is diversified and consisted of 39.5 percent retail accounts, 35.2 percent commercial accounts, 19.8 percent non-brokered municipal relationships and 5.4 percent brokered deposits at September 30, 2026. At September 30, 2026, total estimated uninsured deposits were approximately $1.6 billion, or 34.8 percent of total deposits, as compared to approximately $1.5 billion, or 34.3 percent of total deposits at December 31, 2025.

Interest-bearing deposits averaged $3.5 billion for the nine months ended September 30, 2026, an increase of $79.8 million compared to $3.4 billion for the same nine months of 2025. Average noninterest-bearing deposits increased $45.2 million to $937.9 million from $892.7 million comparing the nine months ended September 30, 2026 and 2025, respectively. The cost of interest-bearing deposits was 2.19 percent for the nine months ended September 30, 2026, a decrease of 23 basis points compared to 2.42 percent for the same period of 2025, which reflected overall lower market interest rates for the majority of 2026. The cost of total deposits, which includes the impact of noninterest-bearing deposits, decreased 20 basis points to 1.72 percent for the nine months ended September 30, 2026, from 1.92 percent for the same nine months of 2025.

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

Overall, total borrowings were $271.6 million at September 30, 2026, which included short-term borrowings, long-term debt, subordinated debt, and junior subordinated debt compared to $258.4 million at December 31, 2025, an increase of $13.2 million. Generally, short-term borrowings include FHLB advances with original maturity terms of less than twelve months and cash collateral pledged by derivative counterparties to offset interest rate exposure. At September 30, 2026, short-term borrowings totaled $19.7 million compared to $32.7 million at December 31, 2025, a decrease of $13.0 million. Long-term debt was $160.1 million at September 30, 2026, compared with $134.4 million at year end 2025, and was comprised exclusively of advances from the FHLB. Junior subordinated debt, which was acquired as part of the 2024 FNCB merger and reported net of discount, totaled $8.2 million and $8.1 million at September 30, 2026, and December 31, 2025, respectively. Subordinated debt, net of unamortized debt issuance costs, was $83.5 million at September 30, 2026, and $83.2 million at December 31, 2025.

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

Management actively monitors the Company’s liquidity position, sources of available liquidity in relation to funding and cash flow needs. Additionally, the Company’s ALCO generally meets quarterly, and most recently met in August 2026 to review our IRR profile, capital adequacy and liquidity. On September 30, 2026, the Company’s cash and cash equivalents were $305.0 million. In addition to cash and cash equivalents, the Company had ample sources of additional liquidity including available borrowing capacity with the FHLB and Federal Reserve Bank Discount Window and federal fund lines of credit with correspondent banks. Our maximum borrowing capacity with the FHLB as of September 30, 2026, was $1.8 billion, of which $671.2 million was outstanding in the form of borrowings and irrevocable standby letters of credit, with remaining availability of $1.1 billion. Additionally, the Company had $587.6 million in availability at the Federal Reserve Bank Discount Window, through a borrower-in-custody of collateral arrangement, which enables us to pledge certain loans not being used as collateral elsewhere. Additional sources of credit with correspondent banks total $27.0 million, none of which was utilized at September 30, 2026. The Company also maintains an available for sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities, highly rated municipal securities and U.S. agency-backed mortgage-backed securities. This portfolio serves as an additional source of liquidity

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

and capital. At September 30, 2026, the Company’s available for sale investment portfolio totaled $440.8 million, of which $145.0 million was unencumbered. We believe our liquidity position is sufficient to meet our current and anticipated financial obligations and commitments in a timely manner.

We employ several analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2026. Our noncore funds at September 30, 2026 were comprised of time deposits in denominations of $100 thousand or more, brokered deposits and other borrowings. These funds are not considered to be a strong source of liquidity because they are interest rate sensitive and could be highly volatile. On September 30, 2026, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 13.4 percent, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments, to long-term assets equaled 7.8 percent. Our reliance on non-core funding at September 30, 2026 increased as compared to our reliance at December 31, 2025, which primarily reflected an increase in non-core funds outstanding, specifically brokered deposits and long-term FHLB advances. Our overall noncore dependence ratio at December 31, 2025, was 11.2 percent and our net short-term noncore funding dependence ratio was 6.4 percent.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $36.0 million during the nine months ended September 30, 2026. Comparatively, cash and cash equivalents increased $44.1 million for the same period last year. For the nine months ended September 30, 2026, net cash inflows of $37.0 million from operating activities and $231.4 million from financing activities were offset by $232.4 million used in investing activities. For the same period of 2025, net cash inflows of $38.2 million from operating activities and $11.6 million from financing activities were offset by $5.7 million utilized in investing activities.

Operating activities provided net cash of $37.0 million for the nine months ended September 30, 2026, and provided $38.2 million for the corresponding nine months of 2025. Net income, adjusted for the effects of gains and losses along with non-cash transactions such as depreciation, amortization, accretion and the provision for credit losses, are the primary sources of funds from operations.

Investing activities primarily include lending activities, and investment portfolio transactions. Investing activities used net cash of $232.4 million for the nine months ended September 30, 2026, compared to using net cash of $5.7 million for the same period of 2025. Cash used to fund loan originations totaled $288.2 million for the nine months ended September 30, 2026, and was the primary factor causing the net cash outflow from investing activities. Also contributing to the outflow was $43.5 million in cash used to purchase available for sale investment securities and $4.8 million in purchases of premises and equipment. Partially offsetting these outflows was $63.4 million in principal payments from investment securities, $32.7 million in proceeds from sales of available for sale investment securities and equity investments and $6.8 million received from bank owned life insurance.

Financing activities provided net cash of $231.4 million for the nine months ended September 30, 2026, and provided net cash of $11.6 million for the corresponding nine months of 2025. For the nine months ended September 30, 2026, the net increase was primarily driven by increases in deposits, coupled with net proceeds received from long-term debt, partially offset by dividends paid to shareholders and net repayments from short-term borrowings. Net cash provided by financing activities for the comparative period of 2025 primarily reflected net proceeds from short-term borrowings and long-term debt, partially offset by decreases in deposits and payment of dividends to shareholders.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Capital:

Stockholders’ equity totaled $529.3 million or $52.87 per share at September 30, 2026, an increase of $9.5 million compared to $519.8 million or $52.01 per share at December 31, 2025. The increase in stockholders’ equity was primarily due to net income, partially offset by cash dividends paid to shareholders and an increase in accumulated other comprehensive loss primarily due to changes in market rates related to available for sale investments.

Dividends declared equaled $1.88 per share for the nine months ended September 30, 2026, and $1.85 per share for the same period of 2025. The Company has paid cash dividends since its formation as a bank holding company in 1986. On October 23, 2026, the Company’s board of directors declared a fourth quarter dividend of $0.625 per share payable on December 15, 2026, to shareholders of record as of November 30, 2026. It is the present intention of the Company’s board of directors to continue to pay comparable quarterly dividends. Future dividends, however, must necessarily depend upon earnings, financial condition, legal restrictions and other factors relevant at the time the board of directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high-quality credit ratings. At September 30, 2026, the Bank’s Tier 1 capital to total average assets was 10.44 percent as compared to 10.22 percent at December 31, 2025. The Bank’s Tier 1 capital to risk weighted asset ratio was 12.71 percent and the Bank’s total capital to risk weighted asset ratio was 13.66 percent at September 30, 2026. The respective ratios were 13.06 percent and 14.01 percent at December 31, 2025. The Bank’s common equity Tier 1 to risk weighted asset ratio was 12.71 percent at September 30, 2026, compared to 13.06 percent at December 31, 2025. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at September 30, 2026.

At September 30, 2026, the Company’s Tier 1 capital to total average assets was 9.11 percent as compared to 8.84 percent at December 31, 2025. The Company’s Tier 1 capital to risk weighted asset ratio was 11.09 percent and the total capital to risk weighted asset ratio was 13.95 percent at September 30, 2026. These ratios were 11.28 percent and 14.31 percent at December 31, 2025. The Company’s common equity Tier 1 to risk weighted asset ratio was 10.86 percent at September 30, 2026, compared to 11.03 percent at December 31, 2025.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Review of Financial Performance:

The Company reported net income of $19.1 million or $1.90 per diluted share for the three months ended September 30, 2026, an increase of $3.9 million when compared to net income of $15.2 million or $1.51 per diluted share for the comparable period of 2025. The increase in net income comparing the three months ended September 30, 2026, and 2025 was primarily due to an increase in net interest income and a release in the provision for credit losses due to the successful resolution of nonperforming loans, partially offset by an increase in non-interest expense. The Company recorded a benefit of $1.1 million and $0.8 million for credit losses during the third quarter of 2026 and 2025, respectively. Noninterest expenses increased by $3.0 million, primarily due to increases in salaries and benefits expense, net occupancy and equipment expense, corporate business development expense and professional fees. For the three months ended September 30, 2026, net interest income increased $6.1 million to $47.3 million from $41.2 million for the three months ended September 30, 2025. Noninterest income was $5.7 million and $5.5 million for the three months ended September 30, 2026, and 2025, respectively. The Company recorded a loss on the sales of administrative offices of $0.6 million in the third quarter of 2025. There were no such losses recorded during the third quarter of 2026.

Net income for the nine months ended September 30, 2026, totaled $48.7 million, or $4.85 per diluted share, an increase of $1.5 million, compared to $47.2 million, or $4.69 per diluted share for the same nine months of 2025. The increase in year-to-date net income was primarily attributable to an increase in net interest income, partially offset by higher noninterest expense and provision for credit losses, reflecting strong loan growth, while the prior year benefit for credit losses reflected reductions in non-accrual assets and declines in model loss rates.

Return on average assets (“ROAA”) measures our net income in relation to total assets. Our annualized ROAA was 1.41 percent for the third quarter of 2026 compared to 1.19 percent for the same period of 2025. Return on average equity (“ROAE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our annualized ROAE was 14.07 percent for the third quarter of 2026 compared to 12.02 percent for the comparable period in 2025. For the nine months ended September 30, 2026 ROAA and ROAE were 1.23 percent and 12.16 percent, respectively, compared to 1.25 percent and 12.86 percent for the respective periods of 2025.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Non-GAAP Financial Measures:

In addition to evaluating its results of operations in accordance with GAAP, the Company routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as interest income adjusted to FTE, net interest income adjusted to FTE, efficiency ratio, adjusted noninterest expense, and FTE net interest income plus noninterest income. The Company believes the reported non-GAAP financial measures provide information useful to investors in understanding its operating performance and trends. For the non-GAAP disclosures used in this report, a reconciliation to the comparable GAAP measure is provided in the accompanying tables. The non-GAAP financial measures the Company uses may differ from the non-GAAP financial measures of other financial institutions.

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

The following table reconciles the non-GAAP financial measures of net interest income adjusted to FTE for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Total interest income (GAAP)	$71,456	$65,164
Adjustment to FTE	969	714
Interest income adjusted to FTE (non-GAAP)	72,425	65,878
Interest expense	24,169	23,981
Net interest income adjusted to FTE (non-GAAP)	$48,256	$41,897

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Total interest income (GAAP)	$203,912	$192,925
Adjustment to FTE	2,728	2,134
Interest income adjusted to FTE (non-GAAP)	206,640	195,059
Interest expense	68,154	69,997
Net interest income adjusted to FTE (non-GAAP)	$138,486	$125,062

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(Dollars in thousands, except percents)	2026	2025
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$31,704	$28,678
Less: amortization of intangible assets expense	1,349	1,515
Less: acquisition related expenses		16
Noninterest expense adjusted (non-GAAP)	30,355	27,147

Net interest income (GAAP)	47,287	41,183
Plus: taxable equivalent adjustment	969	714
Noninterest income (GAAP)	5,679	5,501
Less: net losses on equity securities	(155)	(21)
Less: net losses on sale of fixed assets		(615)
Net interest income (FTE) plus noninterest income (non-GAAP)	$54,090	$48,034
Efficiency ratio (non-GAAP)	56.12%	56.52%

	Nine Months Ended September 30,
(Dollars in thousands, except percents)	2026	2025
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$92,177	$84,293
Less: amortization of intangible assets expense	4,384	4,882
Less: acquisition related expenses		236
Noninterest expense adjusted (non-GAAP)	87,793	79,175

Net interest income (GAAP)	135,758	122,928
Plus: taxable equivalent adjustment	2,728	2,134
Noninterest income (GAAP)	19,111	18,004
Less: net gains on equity securities	334	43
Less: net gains on sale of available for sale securities	510
Less: net gains on sale of fixed assets	271	65
Net interest income (FTE) plus noninterest income (non-GAAP)	$156,482	$142,958
Efficiency ratio (non-GAAP)	56.10%	55.38%

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

On September 17, 2025, the Federal Open Market Committee (FOMC) reduced the target federal funds rate by 25 basis points to 4.25 percent, after maintaining the rate at 4.50 percent since December 18, 2024. The Committee—whose mandate is to promote maximum employment and maintain inflation at 2 percent over the longer run—cited rising economic uncertainty and increasing risks to the labor market as key reasons for the rate cut. Following this action, the national prime rate declined by 25 basis points, from 7.50 percent to 7.25 percent. The FOMC implemented two additional 25 basis point cuts on October 29 and December 10, 2025, bringing the federal funds target rate to 3.75 percent by year end. In response, the national prime rate also fell, ending 2025 at 6.75 percent. During the first and second quarters of 2026, the FOMC signaled that the existing rate level was sufficiently restrictive to guide inflation lower while avoiding undue pressure on employment. At its meeting on September 16, 2026, the FOMC voted to raise the federal funds target range by 25 basis points to 4 percent as a response to inflation remaining higher than the 2 percent goal. Rates remained unchanged after the FOMC meeting held on October 28, 2026. Due to the ongoing geopolitical tensions and resulting higher energy prices, we expect uncertainty with respect to economic conditions to remain elevated, which may result in future FOMC actions. Any additional rate actions by the FOMC could have a negative impact on the Company’s net interest margin and net interest income.

Changes in net interest income are measured by net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the net interest margin analysis more comparable, tax-exempt income and yields are reported in this analysis on a tax-equivalent basis, using the prevailing federal statutory tax rate of 21.0 percent in 2026 and 2025. Tax-exempt loan and investment income is not reported on an FTE basis on the consolidated statements of income and comprehensive (loss) income.

For the three months ended September 30, 2026, the average balances included $4.3 billion in loans, $572.1 million in investments, $3.6 billion in interest bearing deposits, and $265.8 million in borrowings, which included $83.4 million in subordinated debt and $8.2 million in junior subordinated debt. For the three months ended September 30, FTE net interest income, a non-GAAP measure, increased $6.4 million to $48.3 million in 2026 from $41.9 million in 2025. The FTE net interest spread increased 30 basis points, to 3.22 percent, for the three months ended September 30, 2026, from 2.92 percent for the three months ended September 30, 2025, which was caused by a 15-basis point decrease in the average rate paid on interest-bearing liabilities, in addition to an increase of 15 basis points in the FTE earning asset yield. The FTE net interest margin increased 26 basis points to 3.80 percent for the third quarter of 2026 from 3.54 percent for the comparable period of 2025. The increase in tax-equivalent net interest margin from the year ago same period was primarily due to decreases in average deposit rates, specifically money market demand accounts, interest-bearing demand accounts and time deposits, coupled with higher earning asset volumes and rates, as higher volumes of interest-bearing liabilities were offset by lower costs.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the three months ended September 30, the $6.4 million increase in FTE net interest income, a non-GAAP measure, was primarily due to an increase in FTE interest income, a non-GAAP measure, partially offset by a modest increase in interest expense. FTE interest income increased $6.5 million to $72.4 million in 2026 as compared to $65.9 million in 2025. The increase in interest income reflected improved earning asset yields and an increase in loan volume, while lower deposit and borrowing costs almost entirely offset the impact of growth in interest-bearing liabilities on interest expense. Average earning assets increased $332.8 million to $5.0 billion for the three months ended September 30, 2026, from $4.7 billion for the same three months of 2025. Strong loan demand resulted in a $318.0 million increase in average loans to $4.3 billion from $4.0 billion comparing the third quarters of 2026 and 2025. Additionally, average interest-earning deposits increased $94.5 million to $137.4 million for the three months ended September 30, 2026, from $42.9 million for the same three months of 2025. These increases were partially offset by a $79.7 million reduction in average investment securities to $572.1 million from $651.8 million comparing the third quarters of 2026 and 2025, respectively. The overall yield on earning assets, on an FTE basis, increased 15 basis points for the three months ended September 30, 2026, to 5.71 percent as compared to 5.56 percent for the three months ended September 30, 2025. The yield on loans increased 4 basis points in the third quarter of 2026 to 6.02 percent from 5.98 percent for the third quarter of 2025, while the yield on interest earning deposits decreased 60 basis points to 3.78 percent from 4.38 percent when comparing the third quarters of 2026 and 2025, respectively. FOMC rate actions in the second half of 2025 contributed to the decrease in the yield on interest-earning deposits, offset slightly by the 25-basis point rate increase that occurred in the third quarter of 2026. Partially offsetting the reduction in the yield on interest-earning deposits was a 72-basis point increase in the yield earned on investments to 3.8 percent for the third quarter of 2026, compared to 3.0 percent for the third quarter of 2025.

Total interest expense increased $0.2 million to $24.2 million for the three months ended September 30, 2026, from $24.0 million for the three months ended September 30, 2025. The increase in interest expense was primarily due to a higher volume of average interest-bearing liabilities, partially offset by lower funding costs for deposits and borrowings. The cost of funds decreased 15 basis points for the three months ended September 30, 2026, to 2.49 percent as compared to 2.64 percent in the year ago period. Specifically, the cost of interest-bearing deposits decreased 13 basis points to 2.26 percent for the third quarter of 2026 from 2.39 percent for the same quarter of 2025, reflecting reductions in the average rate paid for money market and interest-bearing demand and NOW accounts, as well as time deposits of $100 thousand or more due to lower market rates. Additionally, total borrowing costs decreased 48 basis points to 5.53 percent from 6.01 percent comparing the three months ended September 30, 2026 and 2025, respectively. The average rate paid for short-term and long-term borrowings decreased 89 basis points and 53 basis points, respectively, comparing the third quarters of 2026 and 2025, respectively. In addition, the average rate paid for junior subordinated debt decreased 70 basis points to 8.56 percent for the three months ended September 30, 2026, from 9.26 percent for the same period of 2025.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net interest income changes due to rate and volume for the nine months ended September 30

	2026 vs 2025
	Increase (decrease)
	attributable to
(Dollars in thousands)	Total	Rate	Volume
Interest income:
Loans:
Taxable	$8,170	$(4,480)	$12,650
Tax-exempt	(164)	203	(367)
Investments:
Taxable	(837)	3,225	(4,062)
Tax-exempt	2,991	1,346	1,645
Interest-earning deposits	1,421	(355)	1,776
Total interest income	11,581	(61)	11,642
Interest expense:
Money market accounts	(1,049)	(3,297)	2,248
Interest-bearing demand and NOW accounts	(899)	(1,487)	588
Savings accounts	258	238	20
Time deposits less than $100	(3,227)	(1,420)	(1,807)
Time deposits $100 or more	361	(907)	1,268
Short-term borrowings	81	(255)	336
Long-term debt	640	(777)	1,417
Subordinated debt	2,031	439	1,592
Junior subordinated debt	(39)	(51)	12
Total interest expense	(1,843)	(7,517)	5,674
FTE net interest income changes (non-GAAP)	$13,424	$7,456	$5,968

FTE net interest income, a non-GAAP measure, was $138.5 million for the nine months ended September 30, 2026, and $125.1 million in the comparable period of 2025. Contributing to the $13.4 million increase in FTE net interest income was a positive rate variance and positive volume variance. The positive rate and volume variance resulted in an increase in net interest income of $7.4 million and $6.0 million, respectively, when comparing the first nine months of 2026 and 2025.

For the nine months ended September 30, 2026, the favorable rate variance resulted primarily from a 23-basis point decrease in the average rates paid for interest-bearing deposits, which outweighed an 8-basis point reduction in average loan yields. The average rate paid on interest-bearing deposits decreased to 2.19 percent for the year-to-date period of 2026 from 2.42 percent for the same period of 2025, resulting in a decrease in interest expense of $6.9 million. The reduction in interest-bearing deposit costs was largely influenced by decreases in the average rate paid for money market deposits, interest-bearing demand accounts and time deposits. Comparing the first nine months of 2026 and 2025, the average rate paid on money market deposits decreased 35 basis points to 2.61 percent from 2.96 percent, which resulted in a decrease of interest expense of $3.3 million. Comparing the nine months ended September 30, 2026 and 2025, the rate paid for interest-bearing demand deposits decreased by 14 basis points to 1.94 percent from 2.08 percent which resulted in a decrease of interest expense of $1.5 million. Comparing the nine months ended September 30, 2026, and 2025, the rate paid for small denomination time deposits decreased 53 basis points, while the average rate paid for time deposits of $100 thousand or more decreased 23 basis points and resulted in a combined decrease in interest expense of $2.3 million.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Comparing the nine months ended September 30, the FTE yield on earning assets was 5.62 percent for 2026, an increase of 4 basis points from 5.58 percent for 2025. The positive impact of a 76-basis point increase in the average FTE yield on investments more than offset a 64-basis point decrease in the FTE yield on average interest-earning deposits and an 8-basis point decrease in the yield on average loans. The average FTE yield earned on loans decreased to 5.91 percent from 5.99 percent and resulted in a decrease to interest income of $4.3 million. The yield on the investment portfolio increased to 3.87 percent during the nine months ended September 30, 2026, from 3.11 percent in the year ago period, resulting in an increase of $4.6 million in interest income.

Average earning assets increased $241.4 million to $4.9 billion for the nine months ended September 30, 2026, from $4.7 billion for the same nine months of 2025 and accounted for an $11.6 million increase in interest income. The impact of the increase in average earning assets was offset by a $150.8 million increase in average interest-bearing liabilities, which resulted in a $5.7 million increase in interest expense.

Average taxable loans, the primary volume driver for interest income, increased $245.4 million, which caused interest income to increase by $12.7 million, while a secondary driver, average tax-exempt investments, increased $66.7 million and contributed a $1.6 million increase in interest income. Offsetting these volume driven increases, average taxable investments decreased $118.9 million, causing a $4.1 million decrease in interest income.

Average interest-bearing liabilities increased $150.8 million to $3.7 billion for the nine months ended September 30, 2026, from $3.6 billion for the nine months ended September 30, 2025, resulting in a net increase in interest expense of $5.7 million. Multiple drivers included money market accounts, which increased $74.8 million and resulted in a $2.2 million increase in interest expense, followed by interest bearing demand and NOW accounts, time deposits of $100 thousand or more, long term debt and subordinated debt. Interest bearing demand and NOW accounts increased by $25.2 million, which resulted in a $0.6 million increase to interest expense. Time deposits of $100 thousand or more increased by $39.5 million, which resulted in a $1.3 million increase in interest expense. Subordinated debt increased by $25.9 million, which resulted in a $1.6 million increase to interest expense, and long-term debt increased by $36.4 million and contributed a $1.4 million increase to interest expense. The increases were offset primarily by a decrease in small denomination time deposits. Average small denomination time deposits decreased $68.5 million resulting in a $1.8 million decrease in interest expense.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Three months ended
	September 30, 2026			September 30, 2025
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$4,043,501	$62,663	6.15%	$3,736,269	$57,621	6.12%
Tax-exempt	280,483	2,968	4.20	269,757	2,722	4.00
Total loans	4,323,984	65,631	6.02	4,006,026	60,343	5.98
Investments:
Taxable	409,260	3,839	3.72	553,151	4,382	3.14
Tax-exempt	162,824	1,647	4.01	98,608	680	2.74
Total investments	572,084	5,486	3.80	651,759	5,062	3.08
Interest-bearing deposits	137,421	1,308	3.78	42,884	473	4.38
Total interest-earning assets	5,033,489	72,425	5.71%	4,700,669	65,878	5.56%
Less: allowance for credit losses	43,258			41,576
Other assets	410,309			408,385
Total assets	$5,400,540			$5,067,478
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market accounts	$1,029,932	$6,911	2.66%	$986,100	$7,542	3.03%
Interest-bearing demand and NOW accounts	1,213,719	5,906	1.93	1,181,655	6,271	2.11
Savings accounts	508,203	498	0.39	496,256	389	0.31
Time deposits less than $100	402,067	3,509	3.46	341,825	2,923	3.39
Time deposits $100 or more	430,194	3,637	3.35	347,723	3,069	3.50
Total interest-bearing deposits	3,584,115	20,461	2.26	3,353,559	20,194	2.39
Short-term borrowings	15,816	149	3.74	29,208	341	4.63
Long-term debt	158,373	1,633	4.09	129,524	1,509	4.62
Subordinated debt	83,440	1,749	8.32	83,149	1,748	8.34
Junior subordinated debt	8,205	177	8.56	8,098	189	9.26
Total borrowings	265,834	3,708	5.53	249,979	3,787	6.01
Total interest-bearing liabilities	3,849,949	24,169	2.49	3,603,538	23,981	2.64
Noninterest-bearing deposits	943,352			905,385
Other liabilities	67,964			55,530
Stockholders’ equity	539,275			503,025
Total liabilities and stockholders’ equity	$5,400,540			$5,067,478
Net interest income/spread		$48,256	3.22%		$41,897	2.92%
Net interest margin (non-GAAP)			3.80%			3.54%
Tax-equivalent adjustments:
Loans		$623			$571
Investments		346			143
Total adjustments		$969			$714

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Nine months ended
	September 30, 2026			September 30, 2025
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
(Dollars in thousands, except percents)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$3,959,564	$178,462	6.03%	$3,714,153	$170,292	6.13%
Tax-exempt	267,733	8,314	4.15	277,533	8,478	4.08
Total loans	4,227,297	186,776	5.91	3,991,686	178,770	5.99
Investments:
Taxable	430,876	12,364	3.84	549,818	13,201	3.21
Tax-exempt	157,595	4,677	3.97	90,902	1,686	2.48
Total investments	588,471	17,041	3.87	640,720	14,887	3.11
Interest-bearing deposits	100,859	2,823	3.74	42,798	1,402	4.38
Total interest-earning assets	4,916,627	206,640	5.62%	4,675,204	195,059	5.58%
Less: allowance for credit losses	41,097			41,830
Other assets	404,000			399,098
Total assets	$5,279,530			$5,032,472
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market accounts	$1,028,456	$20,055	2.61%	$953,679	$21,104	2.96%
Interest-bearing demand and NOW accounts	1,216,929	17,669	1.94	1,191,733	18,568	2.08
Savings accounts	507,872	1,385	0.36	498,998	1,127	0.30
Time deposits less than $100	321,281	7,915	3.29	389,807	11,142	3.82
Time deposits $100 or more	393,232	9,764	3.32	353,753	9,403	3.55
Total interest-bearing deposits	3,467,770	56,788	2.19	3,387,970	61,344	2.42
Short-term borrowings	36,968	1,057	3.82	28,357	976	4.60
Long-term debt	145,992	4,537	4.15	109,569	3,897	4.76
Subordinated debt	83,333	5,248	8.42	57,440	3,217	7.49
Junior subordinated debt	8,178	524	8.57	8,075	563	9.32
Total borrowings	274,471	11,366	5.54	203,441	8,653	5.69
Total interest-bearing liabilities	3,742,241	68,154	2.43%	3,591,411	69,997	2.61%
Noninterest-bearing deposits	937,900			892,661
Other liabilities	64,147			57,466
Stockholders’ equity	535,242			490,934
Total liabilities and stockholders’ equity	$5,279,530			$5,032,472
Net interest income/spread		$138,486	3.19%		$125,062	2.97%
Net interest margin (non-GAAP)			3.77%			3.58%
Tax-equivalent adjustments:
Loans		$1,746			$1,780
Investments		982			354
Total adjustments		$2,728			$2,134

Provision for Credit Losses:

For the three months ended September 30, 2026, the Company recorded a $1.1 million benefit for credit losses compared to a $0.8 million benefit for credit losses for the same three months of 2025. The release of provision in the quarter ended September 30, 2026 reflects improved asset quality metrics, seasoning of the equipment financing loan segment and lower specific reserves resulting from the successful resolution of nonperforming loans. The prior-year same period also benefited from lower specific reserves associated with reduction in non-performing loans. For the nine months ended September 30, 2026, the provision for credit losses was $3.3 million, an increase of $4.2 million from a benefit of $0.9 million recorded for the same nine months of 2025. The increase in loan provisioning for the year-to-date period of 2026 was primarily impacted by significant loan growth, while the prior year benefit reflected reductions in non-accrual

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

loans and declines in model loss rates. Based on our most current evaluation, we believe that the ACL appropriately reflects expected credit losses in the loan portfolio as of September 30, 2026.

Noninterest Income:

Noninterest income increased $0.2 million to $5.7 million from $5.5 million comparing the three months ended September 30, 2026, and 2025, respectively. The Company recorded a loss on the sales of administrative offices of $0.6 million in the third quarter of 2025. There were no such losses recorded during the third quarter of 2026.

Noninterest income was $19.1 million and $18.0 million for the nine months ended September 30, 2026, and 2025, respectively. The $1.1 million increase in non-interest income was primarily due to increases in interest rate swap income of $0.6 million, along with combined net gains of $0.5 million on the sale of investment securities available for sale, a $0.3 million gain on the sale and market value appreciation of equity securities and a $0.4 million increase in mortgage banking income, partially offset by a decrease in service charges, fees, commissions and other income of $0.7 million. The current nine-month period ended September 30, 2026, includes a gain on the sale of a branch property of $0.3 million related to a June 29, 2026 sale and leaseback agreement with a related party in relation to a branch location in Lackawanna County; see Note 14, “Related party transactions”. The comparable prior year period included a loss of $0.6 million on the sales of administrative offices, offset by gain of $0.7 million on the sale of the Company’s former corporate headquarters in Scranton, PA.

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

Noninterest expense was $31.7 million for the third quarter of 2026, an increase of $3.0 million from $28.7 million for the three months ended September 30, 2025. Salaries and employee benefits increased $1.5 million associated with merit increases, staff additions, and higher benefit cost. Other expenses increased $1.1 million primarily due to increases in corporate business development and professional fees.

Noninterest expense increased $7.9 million to $92.2 million for the nine months ended September 30, 2026, from $84.3 million for the nine months ended September 30, 2025. This increase is primarily due to increases in salaries and employee benefits expenses, occupancy and equipment expenses, and other expenses. Salaries and employee benefits expense was $45.2 million for the nine months ended September 30, 2026, compared to $41.4 million for the same nine months in 2025. The $3.8 million increase resulted primarily from annual merit increases, staff additions and higher health insurance and benefits costs. Net occupancy and equipment expenses were $22.7 million for the first nine months of 2026, an increase of $2.6 million from $20.1 million for the same nine-month period in 2025. The increase was largely caused by higher rent expenses associated with the new corporate headquarters and increases in data processing expenses related to the implementation of an on-line account opening platform. Other expenses increased $1.5 million to $24.3 million from $22.8 million for the nine months ended September 30, 2025. This increase in other expenses reflects higher advertising, corporate business development, and legal expenses.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Income Taxes:

We recorded an income tax expense of $3.3 million or 14.6 percent of pre-tax income for the three-month period ended September 30, 2026, and $3.6 million or 19.1 percent of pre-tax income for the three-month period ended September 30, 2025. Income tax expense was $10.7 million for the nine months ended September 30, 2026, compared to $10.3 million for the nine months ended September 30, 2025. The effective tax rate was 18.0 percent for the nine months ended September 30, 2026, and 17.9 percent in the prior year’s same nine-month period. The decrease in the effective tax rate for the current quarter was largely due to the purchase of 2025 federal tax credits during the three months ended September 30, 2026, which reduced income tax expense by $1.2 million.

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

The Company utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and IRR. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged and therefore should not be taken as a measure of credit risk. See Note 16, “Derivatives and hedging activities,” to the Audited Consolidated Financial Statements contained in Part II, Item 8 of the 2025 10-K and Note 10, “Derivatives and hedging activities,” to the Unaudited Consolidated Interim Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of September 30, 2026 and December 31, 2025, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the general composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of net interest income in different interest rate scenarios.

Peoples Financial Services Corp.

Model results at September 30, 2026 indicated a higher starting level of net interest income (“NII”) compared to the December 31, 2025 model due to the impact of a larger earning asset base, higher earning asset yields coupled with lower deposit costs. During the three months ended September 30, 2026, asset cashflows were repriced into higher yielding instruments, and the Company utilized certificate of deposit specials, brokered deposits and FHLB advances to fund loan growth.

At September 30, 2026, the Company's interest rate risk position remained relatively well balanced in scenarios involving modest changes in interest rates. Rising interest rates are expected to provide the greatest benefit to net interest income, as asset yields generally reprice more quickly than deposits in a higher-rate environment. Conversely, a sustained decline in interest rates, particularly a parallel downward shift in the yield curve, presents the greatest potential risk to net interest income over the longer-term horizon; however, a steeper yield curve would mitigate a portion of the exposure to falling rates. Compared to December 31, 2025, the Company's interest rate risk position at September 30, 2026 was more asset-sensitive, primarily due to changes in deposit assumptions.

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

Following a series of reductions implemented during the latter half of 2025, the FOMC kept the federal funds target rate unchanged until its September 2026 meeting, at which it raised the target range by 25 basis points from 3.75 percent to 4.00 percent. During the nine months ended September 30, 2026, the Company actively managed its mix of brokered deposits and borrowings to achieve lower funding costs and improve funding flexibility. While the future path of monetary policy remains uncertain, sustained elevated interest rates or any future increases in market interest rates could negatively NII if funding costs, including deposit and wholesale funding rates, increase at a faster pace than yields earned on the Company’s interest-earning assets. In addition, continued competition for deposits in a higher-rate environment may require the Company to retain and attract deposits through higher pricing or increased reliance on alternative funding sources, which could further pressure NII.

	September 30, 2026
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	11.9	(20.0)	(15.9)	(40.0)
+300	9.0	(20.0)	(11.4)	(30.0)
+200	6.1	(10.0)	(7.2)	(20.0)
+100	3.3	(10.0)	(2.9)	(10.0)
Static
-100	(3.8)	(10.0)	1.0	(10.0)
-200	(7.1)	(10.0)	0.6	(20.0)
-300	(8.8)	(20.0)	(1.8)	(30.0)
-400	N/A	(20.0)	N/A	(40.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2027, would increase 3.3 percent from model results using current interest rates. Conversely, parallel shifts in general markets rates of minus 100 basis points indicated projected net interest income for the same time period would decrease 3.8 percent.

Additional disclosures about market risk are included in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of the 2025 10-K, and are incorporated into this Item 3 by reference.

Peoples Financial Services Corp.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2026, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, other than as discussed below, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the nine months ended September 30, 2026 and through the date of this Quarterly Report on Form 10-Q.

On June 23, 2025, the Bank entered into the Real Estate Purchase Agreement to purchase the real property commonly known as 30 E.D Preate Drive, Moosic, Pennsylvania from Moosic Holdings, LLC. The purchase price for the Property is $19.5 million, subject to customary adjustments, prorations and credits as outlined in the Real Estate Purchase Agreement. In addition to the purchase price, the Bank agreed to pay the seller $3 million for certain repairs and improvements to the property and up to $500,000 for certain office fit out costs. Closing under the Real Estate Purchase Agreement was to occur no later than June 30, 2026. Seller has failed to close in accordance with the Real Estate Purchase Agreement. On July 23, 2026, the Bank filed a complaint against seller and its managing member in the United States District Court for the Middle District of Pennsylvania seeking specific performance requiring seller to convey the property to the Bank or, in the alternative, damages or other relief.

Item 1A. Risk Factors.

The 2025 10-K describes market, credit, and business operations risk factors that could affect our business, results of operations or financial condition. There have been no material changes from the risk factors as previously disclosed in the 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during any of the months in the quarter ended September 30, 2026.

During the three months ended September 30, 2026, and through the date of this report, the Company did not have any publicly announced share repurchase plans or programs.

Peoples Financial Services Corp.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers informed management of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Item Number	Description

3.1	Peoples Financial Services Corp. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed with the Commission on March 17, 2014)

3.2

Articles of Amendment to the Articles of Incorporation of Peoples Financial Services Corp., effective as of May 19, 2020 (incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q filed with the Commission on August 10, 2020)

3.3	Third Amended and Restated Bylaws of Peoples Financial Services Corp., effective May 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed June 3, 2025)

10.1

Amendment to Supplemental Executive Retirement Plan Agreement for the Benefit of Thomas P. Tulaney, effective August 28, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on September 1, 2026)

31.1*	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a)

31.2*	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a)

32*	CEO and CFO Certifications Pursuant to Section 1350

101*

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: November 6, 2026	/s/ Gerard A. Champi
Gerard A. Champi
President and Chief Executive Officer
Principal Executive Officer

Date: November 6, 2026	/s/ James M. Bone, Jr., CPA
James M. Bone, Jr., CPA
Executive Vice President and Chief Financial Officer
Principal Financial Officer

Date: November 6, 2026	/s/ Stephanie A. Westington, CPA
Stephanie A. Westington, CPA
Executive Vice President and Chief Accounting Officer
Principal Accounting Officer